Form 10QSB/A
period 1994-12-31
TEKNOWLEDGE CORP
filed 1995-04-03
CIK 716214

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A
                               (Amendment No. 1)
(Mark One)

[ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1994

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 [No Fee Required]

          For the transition period from ____________ to _____________

                         Commission File Number 0-14793

                            TEKNOWLEDGE CORPORATION
       (Exact Name of small business issuer as specified in its charter)

         Delaware                                                94-2760916
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

               1810 Embarcadero Road, Palo Alto, California 94303
                    (Address of principal executive offices)

                                 (415) 424-0500
                           Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days: Yes X   No
                                                             ---     ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                 Outstanding at November 10, 1994
- ----------------------------                    --------------------------------
Common Stock, $.01 par value                             25,666,505 Shares

This Amendment No. 1 (the "Amendment No. 1") to the Quarterly Report on Form 10-QSB (the "Form 10-QSB") of Teknowledge Corporation (the "Company") for the quarterly period ended September 30, 1994 amends Part I, Items 1 & 2 of the Form 10-QSB to read in their entirety as set forth herein. This Amendment No. 1 reflects an additional net charge to earnings of $60,000. The charge relates to compensation expense associated with the grant of stock options to certain executives of the Company that was not previously recognized in the quarter.

                         PART I. FINANCIAL INFORMATION
- --------------------------------------------------------------------------------

Item 1. FINANCIAL STATEMENTS

                            TEKNOWLEDGE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                 (In thousands)

                                     ASSETS

                                                        Unaudited     Audited
                                                        Sept. 30,     Dec. 31,
                                                           1994         1993
                                                        ---------     --------
Current assets:
   Cash and cash equivalents .......................     $   632      $ 1,508
   Receivables:
      Customer - billed, net of allowance of
         $15 ($44 - December 31, 1993) .............         468          577
      Customer - unbilled ..........................          27           24
      Officers and employees .......................           1            1
      Others .......................................          54           92
                                                         -------      -------
          Total receivables ........................         550          694

   Net assets of discontinued operation ............          49           49
   Deposits and prepaid expenses ...................          96           92
                                                         -------      -------
          Total current assets .....................       1,327        2,343
                                                         -------      -------

Capitalized software, net of accumulated
   amortization of $3,274
   ($3,192 - December 31, 1993) ....................         434          151
Equipment and improvements
   Computer and office equipment ...................       2,970        2,930
   Leasehold improvements ..........................         744          743
                                                         -------      -------
                                                           3,714        3,673
   Less accumulated depreciation and
      amortization .................................      (3,502)      (3,406)
                                                         -------      -------
      Net equipment and improvements ...............         212          267
                                                         -------      -------
Total assets .......................................     $ 1,973      $ 2,761
                                                         =======      =======

                            See accompanying notes.

                            TEKNOWLEDGE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                       (In thousands, except share data)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                        Unaudited     Audited
                                                        Sept. 30,     Dec. 31,
                                                           1994         1993
                                                        ---------     --------
Current liabilities:
  Accounts payable .................................     $   115      $   224
     Accrued liabilities:
        Payroll, related taxes and benefits ........         211          271
        Provision for contract charges .............          29          120
        Provision for discontinued operations ......         242          319
        Royalties ..................................         675          675
        Capital lease obligations ..................          21           19
        Restructuring obligations ..................          18           18
        Other ......................................         235          672
                                                         -------      -------
        Total accrued liabilities ..................       1,431        2,094
                                                         -------      -------
   Total current liabilities .......................       1,546        2,318

Long-Term Liabilities:
   Capital lease obligations .......................        --             16
   Provision for discontinued operations ...........         110          123*
   Restructuring obligations .......................          73           73*
                                                         -------      -------
        Total liabilities ..........................       1,729        2,530
                                                         -------      -------
Commitments

Stockholders' equity:
   Common stock, $.01 par value, shares
      authorized 50,000,000, issued 25,647,927 .....         256          230
   Additional paid-in capital (after (i) reduction
      of $57,962 for elimination of accumulated
      deficit at December 31, 1992, as a result of
      quasi-reorganization; and (ii) increase of
      $41 and $1,001 in 1994 and 1993 as a result of
      reversal of portions of 1992 loss provisions)        1,882        1,330
   Deferred compensation ...........................        (420)        --
   Accumulated deficit since January 1, 1993
      (following quasi-reorganization) .............      (1,471)      (1,326)
                                                         -------      -------
                                                             247          234
   Treasury stock, at cost, 24,000 shares ..........          (3)          (3)
                                                         -------      -------
       Total stockholders' equity ..................         244          231
                                                         -------      -------
Total liabilities and stockholders' equity .........     $ 1,973      $ 2,761
                                                         =======      =======

*Amounts were reclassed to conform to current presentation.

                            See accompanying notes.

                            TEKNOWLEDGE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share data)

                                            Unaudited                         Unaudited
                                        Three Months Ended                Nine Months Ended
                                           September 30,                    September 30,
                                 -------------------------------    ----------------------------
                                     1994               1993            1994            1993
                                 ------------       ------------    ------------    ------------
Revenues .....................   $      1,027       $        729    $      2,158    $      3,651

Costs and expenses:
  Cost of operating revenues .            524                309           1,223           1,679
  Amortization of capitalized
    software .................             31                 98              82           1,003
  Depreciation ...............             32                 58              98             185
  Selling and marketing ......             19                 43              82             312
  General and administrative .            375                459             993           1,722
                                 ------------       ------------    ------------    ------------
    Total costs and expenses .            981                967           2,478           4,901
                                 ------------       ------------    ------------    ------------
    Operating Income (loss) ..             46               (238)           (320)         (1,250)

Interest income ..............              4                 11              29              35
Interest expense .............             (1)              --                (2)             (1)
Other income .................             53                 68             148             249
                                 ------------       ------------    ------------    ------------
Income (Loss) from continuing
  operations .................            102               (159)           (145)           (967)

Discontinued operations:
  Income from operations .....           --                 --              --              --
  Provision for discontinuance           --                 --              --              (750)
                                 ------------       ------------    ------------    ------------
Net income (loss) ............   $        102       $       (159)   $       (145)   $     (1,717)
                                 ============       ============    ============    ============
Net income (loss) per share
  Continuing operations ......   $       0.00       $      (0.01)   $      (0.01)   $      (0.04)
  Discontinued operations ....           --                 --              --             (0.03)
                                 ------------       ------------    ------------    ------------
Net income (loss) per share ..   $       0.00       $      (0.01)   $      (0.01)   $      (0.07)
                                 ============       ============    ============    ============
Shares used in computing
  net income (loss) per share      29,584,531*        23,020,471      24,312,960      22,916,841
                                   ==========         ==========      ==========      ==========


*Common stock options which are common stock equivalents are included because they are dilutive when the Company reports net income.

                            See accompanying notes.

                            TEKNOWLEDGE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                               Unaudited             Unaudited
                                                           Three Months Ended     Nine Months Ended
                                                              September 30,         September 30,
                                                           ------------------    ------------------
                                                             1994       1993       1994       1993
                                                           -------    -------    -------    -------
Cash flows from operating activities:
  Net income (loss) ....................................   $   102    $  (159)   $  (145)   $(1,717)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used for) operating activities:
    Amortization of capitalized software ...............        31         98         82      1,003
    Depreciation .......................................        32         58         98        185
    Compensation expense for stock options granted .....        60         --         60         --
    Net change in assets of discontinued operations ....        --        211         --        326
    Other non-cash items ...............................        --         (1)         1          1
    Changes in assets and liabilities:
      Receivables ......................................      (102)        88        145        626
      Deposits and prepaid expenses ....................       (36)       (15)        (4)        84
      Accounts payable .................................       (60)        (6)      (110)       125
      Accrued liabilities ..............................        72       (379)      (637)    (1,793)
                                                           -------    -------    -------    -------
  Total adjustments ....................................        (3)        54       (365)       557
                                                           -------    -------    -------    -------
    Net cash provided by (used for) operating activities        99       (105)      (510)    (1,160)
                                                           -------    -------    -------    -------
Cash flows from investing activities:
  Capitalization of software costs .....................       (37)       (48)      (365)      (355)
  Purchase of equipment and improvements ...............       (28)       (32)       (47)       (45)
  Miscellaneous proceeds ...............................        --         --          3         --
                                                           -------    -------    -------    -------
    Net cash provided by (used for) investing activities       (65)       (80)      (409)      (400)
                                                           -------    -------    -------    -------
Cash flows from financing activities:
  Proceeds from issuance of common stock ...............        --         --         57         23
  Repayments of capital lease obligations ..............        (5)       (11)       (14)      (200)
                                                           -------    -------    -------    -------
    Net cash provided by (used for) financing activities        (5)       (11)        43       (177)
                                                           -------    -------    -------    -------
Net increase (decrease) in cash and cash equivalents ...        29       (196)      (876)    (1,737)

Cash and cash equivalents at beginning of period .......       603      1,051      1,508      2,592
                                                           -------    -------    -------    -------

Cash and cash equivalents at end of period .............   $   632    $   855    $   632    $   855
                                                           =======    =======    =======    =======

                            See accompanying notes.

                            TEKNOWLEDGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Interim Statements

     The interim statements are unaudited and should be read in conjunction with the statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1993. In the opinion of management, these interim statements include all adjustments, consisting of normal, recurring adjustments, which are necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results which may be achieved for the entire fiscal year ending December 31, 1994.


2.   Change in Method of Accounting for Certain Investments

     Effective January 1, 1994 the Company adopted Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." In accordance with the Statement, prior period financial statements have not been restated to reflect the change in accounting principle. The cumulative effect as of January 1, 1994 of adopting Statement 115 was immaterial.


3.   Per share Earnings

     The number of shares of common stock used in the computation of per share earnings for each period is the weighted average number of shares of common stock outstanding during the applicable periods. Common stock options which are common stock equivalents are included in the current quarter ended September 30, 1994 because they are dilutive. The difference between primary and fully diluted earnings per share is immaterial, therefore only primary earnings per share is presented in the financial statements.


4.   Quasi-Reorganization

     On December 11, 1992, the Board of Directors approved the elimination of the Company's accumulated deficit through an accounting reorganization of its stockholders' equity account (a quasi-reorganization), effective December 31, 1992. The effective date of the quasi-reorganization reflects the end of the year in which the Company discontinued all nonsoftware related businesses and incurred costs to restructure the Company. The accumulated deficit was eliminated by a transfer from additional paid-in-capital in an amount equal to the accumulated deficit.


5.   Operations Discontinued in 1992

     During December 1992, the Company adopted a formal plan to discontinue the business segment involved in the manufacture of flexible light assembly and packaging systems known as the Automated Factories Division (AFD). At December 31, 1992, the reserve for discontinued operations was established at $1,358,000. As a result of a favorable settlement with a landlord and a favorable judgment in litigation with a former customer, $605,818 of the 1992 provision was reversed in 1993 through an increase in paid-in-capital. At December 31, 1993, $178,760 remained in accrued liability for the discontinuance of AFD. As of September 30, 1994, such liability was $172,400; of which $122,888 was for future landlord payments, and $49,512 was for anticipated expenses.


6.   Restructuring of Operations in 1992

     In 1992, the Company restructured its remaining software business and relocated its Factory Management and Control Systems Division (FMCS) and its corporate headquarters from Pennsylvania to California. The restructuring provision was $1,000,443 at December 31, 1992. Favorable settlement with a landlord and other adjustments gave rise to a $395,492 reversal of the 1992 provision in 1993, which was applied to increase paid-in-capital since the settlement occurred after the quasi-reorganization.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the consolidated financial statements and notes thereto.

GENERAL

The Company's  primary  business is conducted by the Knowledge  Systems Division
(KSD) located in Palo Alto, California. KSD provides software architecture and knowledge processing solutions to the federal government for defense applications and to commercial customers for integrated design, manufacturing and sales applications. A substantial portion of KSD's government business represents advanced development projects funded by the Advanced Research Projects Agency.

The Factory Management and Control Systems (FMCS) Division DELTA product sales and support base was relocated from Pittsburgh, Pennsylvania, to Palo Alto, California in 1993.


RESULTS OF OPERATIONS

Revenue

Total revenue was $1,027,000 for the quarter ended September 30, 1994, an increase of $298,000 from the same period a year ago. During the quarter, the Company successfully expanded its technical staff to meet the service requirements generated from new contract awards in 1994. This translated into an immediate increase in revenue for the quarter. Total revenue was $2,158,000 for the nine months ended September 30, 1994, a decrease of $1,493,000 from the same period a year ago, primarily due to the precipitous decline in FMCS revenues in 1994.

Costs and Expenses

Costs of operating revenue increased to $524,000 for the quarter ended September 30, 1994 from $309,000 for the same period last year, mainly due to growth of the technical workforce, and a corresponding increase in other direct contract charges. Costs of operating revenue decreased to $1,223,000 for the nine months ended September 30, 1994 from $1,679,000 for the same period last year, mostly due to reductions in the workforce at the FMCS Division.

Combined selling and marketing costs and general and administrative costs were $394,000 and $502,000 for the quarters; and $1,075,000 and $2,034,000 for the nine months ended September 30, 1994 and 1993, respectively. These costs decreased as services and other expenditures required to operate the Company's former Pittsburgh headquarters and FMCS division were no longer required after relocation to California in 1993.

During the quarter ended September 30, 1994, cash expenditures on capitalized software development was $37,000. Amortization of capitalized software decreased from $98,000 for the quarter ended September 30, 1993 to $31,000 for the quarter ended September 30, 1994. The reduction was $921,000 from $1,003,000 for the nine months ended September 30, 1993 to $82,000 for the nine months ended September 30, 1994, due to the accelerated write down of the FMCS division DELTA product line.

Depreciation expense was $32,000 for the quarter ended September 30, 1994, as compared to $58,000 for the same period in 1993. Depreciation expense decreased from $185,000 for the nine months ended September 30, 1993 to $98,000 for the nine months ended September 30, 1994. Depreciation expenses decreased because of asset retirements and a general maturation of the depreciable asset base.

Net Income

Net income during the quarter ended September 30, 1994 was $102,000, or $.00 per share, compared to net loss of $159,000, or $.01 per share, for the same period in 1993. Net loss for the nine months ended September 30, 1994 was $145,000, or $.01 per share, compared to net loss of $1,717,000, or $.07 per share, for the same period in 1993.


FACTORS WHICH MAY AFFECT FUTURE RESULTS OF OPERATIONS

Contract Awards and Governmental Funding Limitations

The Company has received two new government contracts in 1994. The base amount of the contracts is approximately $10.5 million, however, if the government chooses to exercise all of their options, the final contract value could be much higher. The income and revenue from contract awards are spread over the duration of the contract, typically from one to five years. Awards are subject to governmental funding limitations and congressional appropriation which may result in a reduction of the expected revenue to the Company. Future contract awards may also be subject to similar funding limitations which may restrict revenue growth.

Human Resources

The Company believes that in the future its results of operations may be affected by the Company's ability to recruit qualified personnel. As the Company grows, a corresponding expansion of the technical workforce is necessary to keep pace with the requirements of new contracts. The Company is seeking candidates with very specialized skills and experience in disciplines that are often in short supply or priced prohibitively due to market competition. Delay in staffing technical positions has the immediate effect of lowering revenues in the short-term. Near-term revenue shortfalls will be recouped in later periods as the workforce is increased, such losses have interim negative effects on revenues, income, and liquidity.


LIQUIDITY AND CAPITAL RESOURCES

The Company believes that the present level of cash and cash equivalents is adequate to meet the short-term liquidity needs of the Company. This assessment assumes that the Company will continue to profit from the favorable financial impact of the new contracts, which first began to show during the third quarter of this year. The Company's continuing financial health is dependent on its ability to solicit new business, recruit new employees, maintain profitability, and generate adequate funds to service operational and non-operational requirements.

The Company's working capital was $25,000 at December 31, 1993 and a negative $143,000 at September 30, 1994. For the nine months ended September 30, 1994, cash reserves dropped by $876,000 to $632,000. This was largely a consequence of several large disbursements carried over from 1993 business totaling $544,000. Included in the $544,000 disbursement was $357,500 in legal fees, incurred in connection with the 1993 settlement of the Sensus lawsuit, and $186,500 in management performance bonuses, $97,500 of which was deferred compensation from 1993. In addition to the 1993 items, $365,000 in cash was used to fund internal software development projects during the nine months ended September 30, 1994.

The Company's long-term cash position is expected to be maintained or improved assuming no disruption in its gradually improving stream of revenue and collection. However, a pending lawsuit (see PART II Item 1: Legal Proceedings) may cause the Company's liquidity to deteriorate in the near term.

The Company obtained a minimum line of credit from a financial services company which is secured by receivables in the amount of $100,000 that may be used to satisfy short-term operating requirements. The Company does not anticipate its short-term growth to be restricted by its inability to secure a larger credit line at this time, although no assurances can be made that the current line of credit will be adequate to satisfy the Company's liquidity needs.

The Company is primarily reliant on internally generated funds for short-term growth and believes that the present cash and credit resources are adequate to maintain growth. However, if growth accelerates beyond a level sustainable by internal resources, the Company may seek additional equity or debt financing to meet these demands. The Company believes that there will be gradual improvements in its long-term liquidity as it enlarges its revenue base and employee base. However, there can be no guarantee that this will materialize.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the Registrant has duly caused this amendment to report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                   TEKNOWLEDGE CORPORATION
                                                        (Registrant)


Date:  March 27, 1995                          By: /s/ Frederick Hayes-Roth
                                                  ------------------------
                                                  Frederick Hayes-Roth
                                                  Chairman of the Board
                                                  of Directors and
                                                  Chief Executive Officer
                                                  (Principal Executive Officer)