Form 10QSB
period 1995-03-31
TEKNOWLEDGE CORP
filed 1995-04-27
CIK 716214

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

/ X /    QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934

                 For the quarterly period ended MARCH 31, 1995

/   /    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                 EXCHANGE ACT OF 1934 [No Fee Required]

                 For the transition period from ____________ to ______________

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

                                 (415) 424-0500
                           Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days:  Yes    X       No
                                                                 ---         ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

              Class                        Outstanding at April 18, 1995
- ----------------------------------         -----------------------------
   Common Stock, $.01 par value                  25,731,131 Shares

                               TABLE OF CONTENTS


                                                                                      Page No.


         PART I.          FINANCIAL INFORMATION

Item 1.          Unaudited Financial Statements

                 Consolidated Balance Sheets as of March 31, 1995
                 and December 31, 1994                                                        3

                 Consolidated Statements of Operations for the
                 three months ended March 31, 1995 and 1994                                   5

                 Consolidated Statements of Cash Flows for the
                 three months ended March 31, 1995 and 1994                                   6

                 Notes to Unaudited Consolidated
                 Financial Statements                                                         7

Item 2.          Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                                8


         PART II.         OTHER INFORMATION

Item 1.          Legal Proceedings                                                            11

Item 6.          Exhibits and Reports on Form 8-K                                             11


Signatures                                                                                    12


                         PART I. FINANCIAL INFORMATION
- --------------------------------------------------------------------------------

ITEM 1. FINANCIAL STATEMENTS

                            TEKNOWLEDGE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                                  (UNAUDITED)

                                     ASSETS
                                     ------

                                                             March 31,      December 31,
                                                                  1995              1994
                                                        --------------   ---------------
Current assets:

    Cash and cash equivalents                           $   1,004,701    $       809,169
    Receivables:

        Customer - billed, net of allowance of
             $10,000 ($10,000 - December 31, 1994)            889,669            698,836
        Customer - unbilled                                    76,824            190,634
        Others                                                 36,289             42,647
                                                        -------------    ---------------
            Total receivables                               1,002,782            932,117

    Net assets of discontinued operations                      15,000             15,000
    Deposits and prepaid expenses                              34,828             58,771
                                                        -------------    ---------------

        Total current assets                                2,057,311          1,815,057
                                                        -------------    ---------------

Capitalized software, net of accumulated
    amortization of $783,798
    ($733,223 - December 31, 1994)                            365,567            407,808
                                                        -------------    ---------------
Equipment and improvements, at cost

    Machinery and equipment                                 2,072,017          2,997,062
    Leasehold improvements                                    744,315            744,315
                                                        -------------    ---------------
                                                            2,816,332          3,741,377

    Less accumulated depreciation and amortization         (2,600,690)        (3,535,109)
                                                        -------------    ---------------

        Net equipment and improvements                        215,642            206,268
                                                        -------------    ---------------

Total assets                                            $   2,638,520    $     2,429,133
                                                        =============    ===============

                             See accompanying notes.

                            TEKNOWLEDGE CORPORATION
                      CONSOLIDATED BALANCE SHEETS (CONT'D)
                                  (UNAUDITED)

                      LIABILITIES AND STOCKHOLDERS' EQUITY
                      ------------------------------------

                                                              March 31,        December 31,
                                                                   1995                1994
                                                         --------------     ---------------
Current liabilities:
    Accounts payable                                     $     134,083      $       195,704
    Accrued liabilities:
        Payroll and bonus                                      372,307              248,685
        Provision for contract charges                          51,666               52,914
        Provision for discontinued operations                  162,779              174,071
        Royalties                                              675,000              675,000
        Other                                                  227,719              256,240
                                                         -------------      ---------------
        Total accrued liabilities                            1,489,471            1,406,910
                                                         -------------      ---------------
    Total current liabilities                                1,623,554            1,602,614

Long-Term Liabilities:
    Provision for discontinued operations                       88,704              110,096
    Restructuring obligations                                   54,915               54,915
                                                         -------------      ---------------
        Total liabilities                                    1,767,173            1,767,625
                                                         -------------      ---------------
Commitments and contingencies

Stockholders' equity:
    Preferred Stock, $.01 par value, shares authorized
         2,500,000, Series A, convertible, none issued               -                    -
    Common stock, $.01 par value, shares authorized
        50,000,000, issued 25,745,661 and 25,716,871
        at March 31, 1995 and December 31, 1994,
        respectively                                           257,452              257,164
    Additional paid-in capital (after (i) reduction
        of $57,962,379 for elimination of accumulated
        deficit at December 31, 1992, as a result of
        quasi-reorganization; and (ii) increase of
        $105,706 and $1,001,310 in 1994 and 1993,
        respectively as a result of reversal of
        portions of 1992 loss provisions)                    1,947,580            1,947,397
    Deferred compensation                                     (300,432)            (360,518)
    Accumulated deficit since January 1, 1993
        (following quasi-reorganization)                    (1,030,253)          (1,179,535)
                                                         -------------      ---------------
                                                               874,347              664,508
    Treasury stock, at cost, 24,000 shares                      (3,000)              (3,000)
                                                         -------------      ---------------
        Total stockholders' equity                             871,347              661,508
                                                         -------------      ---------------
Total liabilities and stockholders' equity               $   2,638,520      $     2,429,133
                                                         =============      ===============

                            See accompanying notes.

                            TEKNOWLEDGE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                                                  Three Months Ended March 31,
                                                  ----------------------------
                                                      1995                1994
                                                      ----                ----

Revenues                                   $     1,317,026      $      632,142
                                            --------------       -------------

Costs and expenses:
  Cost of revenues                                 720,520             462,068
  Selling and marketing                             19,651              26,537
  General and administrative                       487,944             375,514
                                            --------------       -------------

   Total costs and expenses                      1,228,115             864,119
                                            --------------       -------------

   Operating income (loss)                          88,911            (231,977)

Interest income                                      5,179               5,184  *
Interest expense                                      (272)               (741)
Other income, net                                   55,464              69,666  *
                                            --------------       -------------

Net income (loss)                          $       149,282      $     (157,868)
                                            ==============       =============

Net income (loss) per share                $          0.01      $        (0.01)
                                            ==============       =============

Weighted average common and
  common equivalent shares outstanding          27,734,736          23,020,471
                                            ==============       =============

*  Amounts were reclassified to conform to current presentation.

                            See accompanying notes.

                            TEKNOWLEDGE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                               Three Months Ended March 31,
                                                               ----------------------------
                                                                   1995                1994
                                                                   ----                ----
Cash flows from operating activities:
  Net income (loss)                                     $       149,282     $      (157,868)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used for) operating activities:
   Amortization of capitalized software                          50,575              20,304
   Depreciation                                                  34,313              33,952
   Stock compensation expense                                    60,086                   -
   Gain on sale of fixed assets                                  (4,459)                  -
   Changes in assets and liabilities:
     Receivables                                                (70,665)            113,645
     Deposits and prepaid expenses                               23,943              70,304
     Accounts payable                                           (61,621)             18,882
     Accrued liabilities                                         66,296            (489,410)
                                                        ---------------     ---------------

   Net cash provided by (used for) operating
     activities                                                 247,750            (390,191)
                                                        ---------------     ---------------

Cash flows from investing activities:
  Capitalization of software costs                               (8,334)           (116,446)
  Purchase of fixed assets                                      (43,687)            (16,192)
  Proceeds from sale of fixed assets                              4,459                   -
                                                        ---------------     ---------------
   Net cash used for investing activities                       (47,562)           (132,638)
                                                        ---------------     ---------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                            471                   -
  Repayments of capital lease obligations                        (5,127)             (4,658)
                                                        ---------------     ---------------

   Net cash provided by financing activities                     (4,656)             (4,658)
                                                        ---------------     ---------------

Net increase (decrease) in cash and cash equivalents            195,532            (527,487)

Cash and cash equivalents at beginning of period                809,169           1,507,882
                                                        ---------------     ---------------

Cash and cash equivalents at end of period              $     1,004,701     $       980,395
                                                        ===============     ===============


                            See accompanying notes.

                            TEKNOWLEDGE CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                 MARCH 31, 1995


1.       Interim Statements

         The interim statements are unaudited and should be read in conjunction with the statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994. In the opinion of management, these interim statements include all adjustments, consisting of normal, recurring adjustments, which are necessary for a fair presentation of results for such periods.
         The results of operations for any interim period are not necessarily indicative of results which may be achieved for the entire fiscal year ending December 31, 1995.

2.       Net Income (Loss) Per Share

         The number of shares of Common Stock used in the computation of per share earnings for the quarters ended March 31, 1995 and 1994, respectively, is the weighted average number of shares of Common Stock outstanding during the applicable period. Common Stock options which are Common Stock equivalents are included for the quarter ended March 31, 1995 because they are dilutive. The difference between primary and fully diluted earnings per share is immaterial, therefore only primary earnings per share is presented in the financial statements. For the quarter ended March 31, 1994, Common Stock equivalents have been excluded because they are anti-dilutive.

3.       Quasi-Reorganization

         On December 11, 1992, the Company's Board of Directors approved the elimination of the Company's accumulated deficit through an accounting reorganization of its stockholders' equity account (a quasi-reorganization), effective December 31, 1992. The effective date of the quasi-reorganization reflects the end of the year in which the Company discontinued all nonsoftware related businesses and incurred costs to restructure the Company. The accumulated deficit was eliminated by a transfer from additional paid-in-capital in an amount equal to the accumulated deficit.

4.       Revenue Recognition

         (a)     Government contracts

         The Company's revenues are primarily generated from U.S. Government contracts where the Company may be either the prime contractor or a subcontractor. The company principally uses the percentage-of-completion method of accounting for contract revenues. The percentage-of-completion method is based on total costs incurred to date compared with estimated total costs upon completion of contracts. The Company charges all losses on contracts to operations in the period when the loss is known.

         (b)     Commercial contracts

         The Company accounts for software revenues in accordance with the American Institute of Certified Public Accountants' SOP 91-1, "Software Revenue Recognition." Revenues earned under software agreements with end users are generally recognized when the software has been shipped and there are no significant obligations remaining. Revenue from post-contract customer support is recognized ratably over the period the customer support services are provided and software services revenue is recognized as services are performed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

GENERAL

Contract Awards and Governmental Funding Limitations

Teknowledge Corporation (the "Company") provides consulting services and software products for commercial and defense applications. The Company has a number of competitors for its government business, and this number continues to increase as many of the defense contractors look for new opportunities. In recent years, the portion of the Company's revenues attributed to government business has risen steadily to approximately 90%. Government contracts are judged to be more risky than commercial contracts because they are subject to agency funding limitations, congressional appropriation, and the political agenda of the then current administration in Washington. As a result, no assurances can be given that the Company will continue to obtain U.S. Government contracts or record revenues from such contracts at the same levels as in prior periods. In addition, the typical cost-type government contract performed by the Company has a negotiated fee limit which further restrains the amount of profit that the Company can realize.

Human Resources

The Company believes that its future results of operations may be affected by the Company's ability to recruit qualified personnel. As the Company grows, a corresponding expansion of the technical workforce is necessary to keep pace with the requirements of new contracts. The Company is seeking candidates with very specialized skills and experience in disciplines that are often in short supply or priced prohibitively due to market competition. Delays in staffing technical positions have the immediate effect of lowering revenues in the short-term. Near-term revenue shortfalls will be recouped in later periods as the workforce is increased, however such losses have interim negative effects on revenues, income, and liquidity. The Company recognizes that the continued success of the business depends almost entirely on the contributions of two key executives. In order to reduce this exposure, the Company is actively seeking high quality technical support personnel to fill a number of subordinate leadership positions.

RESULTS OF OPERATIONS

Overview

The Company's revenues in 1994 were primarily generated from sales to agencies of the United States Government, principally the Advanced Research Projects Agency. A smaller percentage of the Company's revenues were generated from product and service sales to commercial customers. In the first quarter of 1995 and 1994, approximately 94% and 88%, respectively of the Company's revenues were from sales to the government. Most of the contracts that the Company negotiates are cost-plus-fixed-fee (CPFF) contracts and as such are subject to Federal Acquisition Regulations which regulate the amount and type of costs that can be passed on to the government in the form of approved overhead rates. The fee earned on most government contracts is determined prior to the commencement of the contract and limited by regulation.

Revenues

Revenues for the quarter ended March 31, 1995 increased to $1,317,026, more than double the amount reported in the first quarter of 1994 of $632,142. Revenues from government contracts were $1,238,478 in the first quarter of 1995 as compared to $488,170 in the comparable period in 1994. Commercial product and service revenues were $78,548 in the first quarter of 1995 as compared to
$143,972 in the comparable period in 1994.   In response to three new
government contracts that were awarded in 1994, the Company continues to expand its technical workforce. The services performed by the additional employees has the immediate effect of increasing short-term revenues as the Company
produces more billable work.   In addition, the Company had an unusually high
level of technical personnel utilization. The reduction in commercial revenues as compared to the first quarter of 1994 was due to the drop in service work performed for automotive and electronics customers. The Company expects the mix of revenues between government contractors and commercial products and services to remain the same in 1995, unless new commercial opportunities are realized.

Costs and Expenses

Costs of revenues were $720,520 and $462,068 for the quarters ended March 31, 1995 and 1994, respectively. Costs and expenses rose significantly over the previous year due to the increase in the technical workforce and related expenses. Cost of revenues as a percentage of revenues was 55% and 73%, respectively, for the quarters ended March 31, 1995 and 1994. The decrease in this percentage was due to a higher utilization and labor efficiency rate of the technical workforce in billable services.

Combined selling and marketing costs and general and administrative costs for the quarter ended March 31, 1995 were $507,595 as compared to $402,051 for the same period in 1994. The increase was largely a result of additional expenses in the areas of legal fees, employee bonuses, and executive stock compensation.

The Company believes it will be able to commercialize a substantial portion of the technology it is now developing with government research and development funding. At this time, the Company is not performing any significant internally funded research and development and has allocated most of its anticipated expenditures for research and development in 1995 to the litigation matter as discussed in Part II Item 1, Legal Proceedings.

The Company has capitalized software development costs from the point at which technological feasibility was determined through general availability of the product. For the quarter ended March 31, 1995, capitalized software development costs were $8,334 as compared to $116,446 in the same period last year. The Company has reallocated personnel from development activities to work on government projects during the quarter ended March 31, 1995.

Interest income was $5,179 and $5,183, respectively, for quarters ended March 31, 1995 and 1994. Other income was $55,463 and $69,666, respectively, for the quarters ended March 31, 1995 and 1994. The majority of this other income in both quarters was from the previous sale of a product line. The product line was sold in exchange for a note and a royalty agreement in 1990. Because of the uncertainty surrounding the eventual collection of the note, the Company has elected to recognize the proceeds as other income only when cash is received.

Net income for the quarter ended March 31, 1995 was $149,282, or $.01 per share, compared to a net loss of $157,868, or $.01 per share, for the quarter ended March 31, 1994.

BOOKINGS AND BACKLOG

The Company was notified during the first quarter that it has been selected for three additional awards totalling approximately $4,110,000. All these awards are expected to start in the second quarter of 1995. At March 31, 1995, the expected order backlog was approximately $14,025,000, which consisted of (i) new orders for which work has not yet begun, and (ii) revenue remaining to be recognized on work in progress. 100% of the backlog was from government customers. Approximately 79% of the backlog consists of government-sponsored programs that are awarded but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The Company's order backlog at December 31, 1994 was approximately $11,164,000.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1995, unused sources of liquidity of the Company consisted of $1,004,701 of cash and cash equivalents, an increase of $195,532 from December 31, 1994. Included in the increase was $242,623 provided by operating activities, $47,562 used for investing activities, and $471 provided by financing activities. Net income for the quarter ended March 31, 1995 of $149,282, after adjustments for non-cash items such as depreciation, amortization and stock compensation expense, provided $289,796 in cash to the Company. A portion of these proceeds were in turn used to finance the growth in receivables of $70,665, reduce accounts payable by $61,621, and purchase machinery and equipment of $43,687.

The Company believes that the present level of cash and cash equivalents is adequate to service the liquidity needs of the Company in 1995. The Company relies principally on the collection of receivables to generate internal cash reserves. In the last three months, the Company's cash reserves have increased as a consequence of increased revenues and receivables collected during that period. The Company intends to pay executive bonuses of $121,908 in April 1995. The Company believes that its cash balance should continue to rise in relation to the anticipated revenue growth; however, there can be no assurance that the Company's business outlook will continue to improve. A judgment adverse to the Company in either of the legal proceedings described in Part II
Item 1 could have a negative material impact on the Company's liquidity.

Management believes the Company will be able to operate in 1995 without additional financing, whether in the form of borrowings or equity capital. Successful operations in the long term will require growth in revenues and profitability which may require additional financing.

                           PART II. OTHER INFORMATION
- --------------------------------------------------------------------------------

ITEM 1.      LEGAL PROCEEDINGS

             On or about August 2, 1994, Daniel R. Robusto, a former executive of the Company, filed a suit in the Court of Common Pleas of Allegheny County, Pennsylvania, pursuant to Pennsylvania Wage Payment and Collection Law, alleging breach by the Company of an employment settlement agreement and the nonpayment of severance wages of $107,307 plus liquidated damages of $26,827, attorney fees and other court costs. The Company believes that it has defenses to the suit and intends to defend itself vigorously. The Company has responded to the initial complaint and the litigation is now in the discovery stage. A decision against the Company for the full amount claimed would have an adverse effect on the Company's short-term liquidity.

             On December 8, 1994, a lawsuit was filed in the United States District Court for the Northern District of California by Trilogy Development Group ("Trilogy") against the Company. This lawsuit concerns a configuration systems patent owned by the Company (Bennett et al. U.S. Patent 4,591,983) and a sales configuration product of Trilogy. Trilogy is seeking a declaration of non-infringement of the Bennett et al. patent, and damages for unfair competition under the Lanham Act and common law for alleged false representation that Trilogy infringes the Bennett et al. patent. The Company is vigorously contesting these matters, and has counterclaimed for patent infringement and for unfair competition under the Lanham Act and common law for alleged false and misleading statements disparaging the Bennett et al. patent. Due to the early stage of the litigation and the nature of Trilogy's claims, an evaluation cannot presently be made of the likelihood of an unfavorable or favorable outcome. The Company cannot estimate the amount or range of potential loss or gain.
             An unfavorable outcome could have a substantial negative impact on the financial condition of the Company. The Company is represented in this suit by its long-standing patent counsel, Arnold White & Durkee of Houston and Palo Alto. The Company is paying a fixed monthly fee of $20,000 to cover direct costs, while Arnold White & Durkee is bearing all legal costs under a contingency-fee agreement.

             Management of the Company believes the above suits are without merit and intends to defend itself vigorously. Management believes the ultimate resolution of the above matters will not have an adverse impact on the Company's financial position and results of operations.

ITEM 6.      EXHIBITS AND REPORTS ON FORM 8-K

a)           Index to Exhibits - none.

b) The registrant did not file a report on Form 8-K during the quarter ended March 31, 1995.

                                   SIGNATURES

Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                        TEKNOWLEDGE CORPORATION
                                                        -----------------------
                                                              (Registrant)



/s/ Frederick Hayes-Roth         Chairman of the Board            April 18, 1995
- ------------------------         of Directors and
Frederick Hayes-Roth             Chief Executive Officer
                                 (Principal Executive
                                 Officer)




/s/ Dennis A. Bugbee             Director of Finance,             April 18, 1995
- ------------------------         Treasurer and Secretary
Dennis A. Bugbee                 (Principal Financial and
                                 Accounting Officer)