Form 10QSB
period 1995-06-30
TEKNOWLEDGE CORP
filed 1995-08-04
CIK 716214

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

/X/    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                  For the quarterly period ended JUNE 30, 1995

/ /    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934 [No Fee Required]

                  For the transition period from              to
                                                 ------------    -------------

                         Commission File Number 0-14793

                             TEKNOWLEDGE CORPORATION
        (Exact Name of small business issuer as specified in its charter)

           Delaware                                           94-2760916
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

               1810 Embarcadero Road, Palo Alto, California 94303
                    (Address of principal executive offices)

                                 (415) 424-0500
                            Issuer's telephone number

State whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days:   Yes   X   No
                                                                -----    -----

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

          Class                                 Outstanding at July 26, 1995
- ----------------------------                    ----------------------------
Common Stock, $.01 par value                          25,769,841 Shares

                                TABLE OF CONTENTS


                                                                               Page No.
         PART I.  FINANCIAL INFORMATION

Item 1.           Unaudited Financial Statements

                  Consolidated Balance Sheets as of June 30, 1995
                  and December 31, 1994                                          3

                  Consolidated Statements of Operations for the
                  three months and six months ended
                  June 30, 1995 and 1994                                         5

                  Consolidated Statements of Cash Flows for the
                  six months ended June 30, 1995 and 1994                        6

                  Notes to Unaudited Consolidated
                  Financial Statements                                           7

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                  8


         PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                             11

Item 4.           Submission of Matters to a Vote of Security Holders           11

Item 5.           Other Information                                             12

Item 6.           Exhibits and Reports on Form 8-K                              12

Signatures                                                                      13

                          PART I. FINANCIAL INFORMATION
- --------------------------------------------------------------------------------
ITEM 1. FINANCIAL STATEMENTS

                             TEKNOWLEDGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                     ASSETS

                                                          June 30,     December 31,
                                                              1995             1994
                                                         ---------      -----------
Current assets:

    Cash and cash equivalents                          $ 1,324,691      $   809,169
    Receivables:
        Customer - billed, net of allowance of
             $10,000 ($10,000 - December 31, 1994)         661,369          698,836
        Customer - unbilled                                 51,147          190,634
        Other                                               35,698           42,647
                                                       -----------      -----------
            Total receivables                              748,214          932,117

    Deposits and prepaid expenses                           48,512           73,771
                                                       -----------      -----------
        Total current assets                             2,121,417        1,815,057
                                                       -----------      -----------

Capitalized software, net of accumulated
    amortization of $834,331
    ($733,223 - December 31, 1994)                         328,328          407,808
                                                       -----------      -----------
Equipment and improvements, at cost
    Computer and other equipment                         2,096,793        2,997,062
    Leasehold improvements                                 744,315          744,315
                                                       -----------      -----------
                                                         2,841,108        3,741,377
    Less accumulated depreciation and amortization      (2,632,244)      (3,535,109)
                                                       -----------      -----------
        Net equipment and improvements                     208,864          206,268
                                                       -----------      -----------
Total assets                                           $ 2,658,609      $ 2,429,133
                                                       ===========      ===========

                             See accompanying notes.

                             TEKNOWLEDGE CORPORATION
                      CONSOLIDATED BALANCE SHEETS (CONT'D)
                                   (Unaudited)

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                        June 30,     December 31,
                                                                            1995             1994
                                                                     -----------      -----------
Current liabilities:
    Accounts payable                                                 $   144,893      $   195,704
    Accrued liabilities:
        Payroll and bonus                                                277,117          248,685
        Provision for contract charges                                    50,418           52,914
        Provision for discontinued operations                            137,415          174,071
        Deferred payments                                                675,000          675,000
        Other                                                            200,803          256,240
                                                                     -----------      -----------
        Total accrued liabilities                                      1,340,753        1,406,910
                                                                     -----------      -----------

    Total current liabilities                                          1,485,646        1,602,614

Long-Term Liabilities:
    Provision for discontinued operations                                 88,704          110,096
    Restructuring obligations                                             54,915           54,915
                                                                     -----------      -----------
        Total liabilities                                              1,629,265        1,767,625
                                                                     -----------      -----------
Commitments and contingencies

Stockholders' equity:
    Preferred Stock, $.01 par value, shares authorized 2,500,000            --               --
    Common stock, $.01 par value, shares authorized
        50,000,000, issued 25,777,931 and 25,716,871
        at June 30, 1995 and December 31, 1994, respectively             257,775          257,164
    Additional paid-in capital (after (i) reduction
        of $57,962,379 for elimination of accumulated
        deficit at December 31, 1992, as a result of
        quasi-reorganization; and (ii) increase of
        $105,706 and $1,001,310 in 1994 and 1993,
        respectively as a result of reversal of portions
        of 1992 loss provisions)                                       1,947,763        1,947,397
    Deferred compensation                                               (240,346)        (360,518)
    Accumulated deficit since January 1, 1993
        (following quasi-reorganization)                                (932,848)      (1,179,535)
                                                                     -----------      -----------
                                                                       1,032,344          664,508
    Treasury stock, at cost, 24,000 shares                                (3,000)          (3,000)
                                                                     -----------      -----------
        Total stockholders' equity                                     1,029,344          661,508
                                                                     -----------      -----------
Total liabilities and stockholders' equity                           $ 2,658,609      $ 2,429,133
                                                                     ===========      ===========

                             See accompanying notes.

                            TEKNOWLEDGE CORPORATION
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)

                               Three Months Ended June 30,         Six Months Ended June 30,
                               ---------------------------        ----------------------------
                                  1995             1994               1995            1994
                               ----------      -----------        -----------      -----------
Revenues                      $ 1,180,627      $   498,847        $ 2,497,653      $ 1,130,989
                              -----------      -----------        -----------      -----------

Costs and expenses:
 Cost of revenues                 686,530          323,660          1,407,050          785,728
 Selling and marketing              9,739           36,074             29,390           62,611
 General and administrative       442,095          273,002            930,039          648,516
                              -----------      -----------        -----------      -----------

    Total costs and expenses    1,138,364          632,736          2,366,479        1,496,855
                              -----------      -----------        -----------      -----------

    Operating income (loss)        42,263         (133,889)           131,174         (365,866)

Interest income                    11,159            2,821             16,338            8,005*
Interest expense                     (157)            (636)              (429)          (1,377)
Other income, net                  47,340           42,416            102,804          112,082*
                              -----------      -----------        -----------      -----------

Income (loss) before tax          100,605          (89,288)           249,887         (247,156)
Provision for income tax            3,200                -              3,200                -
                              -----------      -----------        -----------      -----------

Income (loss)                 $    97,405      $   (89,288)       $   246,687      $  (247,156)
                              ===========      ===========        ===========      ===========

Income (loss) per share       $      0.00             0.00               0.01            (0.01)
                              ===========      ===========        ===========      ===========

Weighted average common
 and common equivalent
 shares outstanding            30,142,882       24,566,035         29,885,386       23,793,253
                              ===========      ===========        ===========      ===========



* Amounts were reclassified to conform to current presentation.


                             See accompanying notes

                            TEKNOWLEDGE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (UNAUDITED)

                                                     Six Months Ended June 30,
                                                     -------------------------
                                                         1995          1994
                                                         ----          ----
Cash flows from operating activities:
  Net income (loss)                                  $  246,687   $ (247,156)
  Adjustments to reconcile net income (loss)
    to net cash provided by (used for)
    operating activities:
      Amortization of capitalized software              101,108       50,976
      Depreciation                                       66,759       66,470
      Stock compensation expense                        120,172           --
      (Gain) Loss on sale of fixed assets                (4,559)         775
      Changes in assets and liabilities:
        Receivables                                     183,903      246,325
        Deposits and prepaid expenses                    25,259       31,738
        Accounts payable                                (50,811)     (49,801)
        Accrued liabilities                             (77,180)    (706,928)
                                                     ----------   ----------
    Net cash provided by (used for) operating
    activities                                          611,338     (607,601)
                                                     ----------   ----------
Cash flows from investing activities:
  Capitalization of software costs                      (21,628)    (328,116)
  Purchase of fixed assets                              (69,355)    ( 19,414)
  Proceeds from sale of fixed assets                      4,559        2,909
                                                     ----------   ----------
    Net cash used for investing activities              (86,424)    (344,621)
                                                     ----------   ----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                    977       56,407
  Repayments of capital lease obligations               (10,369)      (9,421)
                                                     ----------   ----------
Net cash provided by (used for)
  financing activities                                   (9,392)      46,986
                                                     ----------   ----------
Net increase (decrease) in cash and
  cash equivalents                                      515,522     (905,236)
Cash and cash equivalents at beginning
  of period                                             809,169    1,507,882
                                                     ----------   ----------
Cash and cash equivalents at end of period           $1,324,691   $  602,646
                                                     ==========   ==========

                            See accompanying notes.

                             TEKNOWLEDGE CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1995

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

2.       Net Income (Loss) Per share

         The number of shares of Common Stock used in the computation of earnings per share for the three months and six months ended June 30, 1995 and 1994, respectively, is the weighted average number of shares of Common Stock outstanding during the applicable period. Common Stock options which are Common Stock equivalents are included for the three months and six months ended June 30, 1995 because they are dilutive. The difference between primary and fully diluted earnings per share is immaterial, therefore only primary earnings per share is presented in the financial statements. For the three months and six months ended June 30, 1994, Common Stock equivalents have been excluded because they are anti-dilutive.

3.       Quasi-Reorganization

         On December 11, 1992, the Company's Board of Directors approved the elimination of the Company's accumulated deficit through an accounting reorganization of its stockholders' equity account (a "quasi-reorganization"), effective December 31, 1992. The effective date of the quasi-reorganization reflects the end of the year in which the Company discontinued all nonsoftware related businesses and incurred costs to restructure the Company. The accumulated deficit was eliminated by a transfer from additional paid-in-capital in an amount equal to the accumulated deficit.

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

GENERAL

Teknowledge continues to develop proprietary software products that can be operated on individual computers and integrated into customer networks. The Company is maintaining an active intellectual property program, and currently holds eight U.S. software patents. The application software actively developed by the Company includes knowledge-based expert systems for configuration and sales support, a system to manage webs of distributed, network-based information, and a customer requirements management package.

The Company develops architectures that integrate conventional software and knowledge systems in distributed, heterogeneous network applications. These architectures are embodied in products and services to support open, distributed systems integration and applications. Teknowledge's products and services are designed to maximize software integration flexibility and the ability to process and distribute application knowledge. Much of Teknowledge's current and future product focus is on providing network associate systems that make access to knowledge easier and network accelerators that make knowledge access over computer networks faster and more cost effective. Teknowledge's products and services are primarily marketed to the U.S. Government (90%) and Fortune 500 companies, although the Company has several international customers. In spite of heavy dependence on government contracts, Teknowledge has begun to diversify its ARPA-sponsored business. In addition, the Company has increased its strategic emphasis on commercial software development and marketing projects.

The Company believes that its future results of operations may be affected by the Company's ability to recruit qualified personnel. As the Company grows, a corresponding expansion of the technical workforce is necessary to keep pace with the requirements of new contracts. The Company has recruited a number of new technical employees and is continuously seeking talented employees with specialized technical skills and experience.

RESULTS OF OPERATIONS

Overview

The Company's revenues are primarily generated from sales to agencies of the United States Government, principally the Advanced Research Projects Agency. A smaller percentage of the Company's revenues were generated from product and service sales to commercial customers. In the first six months of 1995 and 1994, approximately 92% and 81%, respectively, of the Company's revenues were from sales to the government. Most of the contracts that the Company negotiates are cost-plus-fixed-fee (CPFF) contracts and as such are subject to Federal Acquisition Regulations which regulate the amount and type of costs that can be passed on to the government in the form of approved overhead rates. The fee earned on most government contracts is determined prior to the commencement of the contract and limited by regulation.

Revenues

Revenues for the three months and six months ended June 30, 1995 were $1,180,627 and $2,497,653, respectively. These were more than double the amounts reported in the first three months and six months of 1994 of $498,847 and $1,130,989, respectively. Revenues from government contracts were $1,055,695 and $2,294,173, respectively, in the three months and six months ended June 30, 1995, as compared to $433,207 and $921,377 in the comparable periods in 1994. Commercial product and service revenues were $124,932 and $203,480 in the three months and six months ended June 30, 1995, respectively, as compared to $65,640 and $209,612 in the comparable periods in 1994. As the Company continued to staff the new government contracts that were awarded in 1994 and 1995, more billable work was generated which resulted in the growth in revenues. Although the Company's current revenue mix is predominately governmental contracts, it is actively pursuing commercial opportunities to diversify its business. The Company believes it will be able to build on the technology it is now developing with government funding and expand its commercial applications and commercial software products.

Costs and Expenses

Costs of revenues were $686,530 and $1,407,050 for the three months and six months ended June 30, 1995, and were $323,660 and $785,728 in the comparable periods in 1994, respectively. Costs and expenses rose significantly over the previous year due to the increase in the technical workforce and related expenses.

Combined selling and marketing costs and general and administrative costs were $451,834 and $959,429 for the three months and six months ended June 30, 1995, and $309,076 and $711,127 in the comparable periods in 1994, respectively. The increase was largely a result of additional expenses in the areas of legal fees, employee bonuses, and executive stock compensation.

The Company has capitalized software development costs from the point at which technological feasibility was determined through general availability of the product. For the three months and six months ended June 30, 1995, capitalized software development costs were $13,294 and $21,628, respectively, as compared to $211,670 and $328,116 in the comparable periods in 1994.

Interest income was $11,159 and $16,338, respectively, for the three months and six months ended June 30, 1995 as compared to $2,821 and $8,005 in the comparable periods in 1994, respectively. Other income was $47,340 and $102,804, respectively, for the three months and six months ended June 30, 1995 as compared to $42,416 and $112,082 in the comparable periods in 1994, respectively. The majority of this other income was from the previous sale of a product line. The product line was sold in exchange for a note and a royalty agreement in 1990. Because of the uncertainty surrounding the eventual collection of the note, the Company has elected to recognize the proceeds as other income only when cash is received.

Net income for the three months and six months ended June 30, 1995 were $97,405 and $246,687, or $.00 and $.01 per share, respectively, compared to net loss of $89,288 and $247,156, or $.00 and $.01 per share, for the three months and six months ended June 30, 1994 respectively.

BOOKINGS AND BACKLOG

The Company was notified during the first quarter that it has been selected for three additional government contracts totaling approximately $4,110,000. These government contracts have started in the second quarter of 1995. At June 30, 1995, the expected order backlog was approximately $12,342,000, which consisted of (i) new orders for which work has not yet begun, and (ii) revenue remaining to be recognized on work in progress. 100% of the backlog was from government customers. Approximately 72% of the backlog consists of government-sponsored programs that are awarded but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The Company's order backlog at December 31, 1994 was approximately $11,164,000.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 1995, unused sources of liquidity of the Company consisted of $1,324,691 of cash and cash equivalents, an increase of $515,522 from December 31, 1994. Included in the increase was $611,338 provided by operating activities, $86,424 used for investing activities, and $9,392 used for financing activities. Net income for the six months ended June 30, 1995 of $246,687, after adjustments for non-cash items such as depreciation, amortization and stock compensation expense, provided $534,726 in cash to the Company. The collection of receivables provided another $183,903. Part of these proceeds were in turn used to reduce accounts payable by $50,811, and purchase computer and other equipment of $69,355.

The Company believes that the present level of cash and cash equivalents is adequate to service the liquidity needs of the Company through 1995. The Company relies principally on the collection of receivables to generate internal cash reserves. In the last six months, the Company's cash reserves have increased as a consequence of increased revenues and receivables collected during that period. The Company believes that its cash balance should continue to rise in relation to the anticipated revenue growth; however, there can be no assurance that the Company's business outlook will continue to improve. A judgment adverse to the Company in either of the legal proceedings described in Part II Item 1 could have a negative material impact on the Company's liquidity.

Management believes the Company will be able to operate in 1995 without additional financing, whether in the form of borrowings or equity capital. Successful operations in the long term will require growth in revenues and profitability which may require additional financing.

The Company has obtained an unsecured line of credit of $400,000 from a bank in the second quarter of 1995. The line may not exceed $400,000 or 50% of eligible receivables, whichever is less. The line bears a rate between 1.5% to 2.25% above prime and has a one-year maturity. The Company is required to observe certain loan covenants such as minimum deposit balance, tangible net worth, net profit and backlog. The Company has not utilized this line of credit to date.

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

              On December 8, 1994, a lawsuit was filed in the United States District Court for the Northern District of California by Trilogy Development Group ("Trilogy") against the Company. This lawsuit concerns a configuration systems patent owned by the Company (Bennett et al. U.S. Patent 4,591,983) and a sales configuration product of Trilogy. Trilogy is seeking a declaration of non-infringement of the Bennett et al. patent, and damages for unfair competition under the Lanham Act and common law for alleged false representation that Trilogy infringes the Bennett et al. patent. The Company is vigorously contesting these matters, and has counterclaimed for patent infringement and for unfair competition under the Lanham Act and common law for alleged false and misleading statements disparaging the Bennett et al. patent. Due to the early stage of the litigation and the nature of Trilogy's claims, an evaluation cannot presently be made of the likelihood of an unfavorable or favorable outcome. The Company cannot estimate the amount or range of potential loss or gain. An unfavorable outcome could have a substantial negative impact on the financial condition of the Company. Management of the Company believes the above suit is without merit and intends to defend itself vigorously. Management believes the ultimate resolution of the above matter will not have an adverse impact on the Company's financial position and results of operations.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

              The annual meeting of stockholders was held on May 24, 1995.

              A proposal to elect one director of the Company, James C. Workman, to serve for a three-year term was approved by stockholders. This proposal received the following votes:

                  For                Against              Withheld             Abstain
                  ---                -------              --------             -------
              18,758,562           1,049,401                -                    -

              Stockholders also approved a proposal to amend the Company's Stock Option Plan for Non-Employee Directors. This proposal received the following votes:

                  For                Against              Withheld             Abstain
                  ---                -------              --------             -------
              15,679,265            1,477,696             125,374             2,525,628

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONT'D)

              In addition, stockholders ratified selection of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending December 31, 1995. This proposal received the following votes:

                   For                Against              Withheld             Abstain
                   ---                -------              --------             -------
                19,492,928             70,990               244,045                -

ITEM 5.       OTHER INFORMATION

              Trilogy has informed the Company that it has acquired the 728,571 shares of Teknowledge Common Stock formerly held by BMW of North America, Inc. ("BMW") in a private transaction for $273,214, or $.375 a share. This purchase increases Trilogy's total ownership of Teknowledge stock to 2,853,422 shares or 11.1% of the Company. In addition to the aforementioned shares, Trilogy also acquired BMW's interest in a technology purchase agreement relating to the 1987 sale of technology to the Company of a machine vision inspection system, valued at $276,786. Although this agreement is not scheduled to expire until December 1996, the Company charged all future payments against earnings in 1990 when the vision systems product line was disposed. Prior to the write-off, the Company had paid BMW $325,000. As stated in the Legal Proceedings section of this 10-QSB, Trilogy is involved with Teknowledge in a lawsuit over Teknowledge's patent No. 4,591,983 for configuration systems.

ITEM 6.       EXHIBITS AND REPORTS ON FORM 8-K

a)            Index to Exhibits - none.

b) The registrant did not file a report on Form 8-K during the quarter ended June 30, 1995.

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

                                                         TEKNOWLEDGE CORPORATION
                                                         -----------------------
                                                               (Registrant)

/s/ Frederick Hayes-Roth                    Chairman of the Board                       August 3, 1995
- --------------------------                  of Directors and
Frederick Hayes-Roth                        Chief Executive Officer
                                            (Principal Executive
                                            Officer)


/s/ Dennis A. Bugbee                        Director of Finance,                        August 3, 1995
- --------------------------                  Treasurer and Secretary
Dennis A. Bugbee                            (Principal Financial and
                                            Accounting Officer)
