Form 10QSB
period 1995-09-30
TEKNOWLEDGE CORP
filed 1995-11-03
CIK 716214

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1995

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934 [No Fee Required]

         For the transition period from ________ to ________

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

                                 (415) 424-0500
                            Issuer's telephone number

State whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days: Yes  X    No
                                                              ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                      Outstanding at October 20, 1995
       ----------------------------          -------------------------------
       Common Stock, $.01 par value                 25,887,174 Shares

                                TABLE OF CONTENTS



                                                                 Page No.

          PART I.  FINANCIAL INFORMATION

Item 1.   Unaudited Consolidated Financial Statements

          Consolidated Balance Sheets as of September 30, 1995
          and December 31, 1994                                       3

          Consolidated Statements of Operations for the
          three months and nine months ended
          September 30, 1995 and 1994                                 5

          Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1995 and 1994               6

          Notes to Unaudited Consolidated Financial Statements        7

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations               8


          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                           10

Item 5.   Other Information                                           10

Item 6.   Exhibits and Reports on Form 8-K                            10

          Signatures                                                  11

                                 PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------
Item 1. UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                    TEKNOWLEDGE CORPORATION
                                  CONSOLIDATED BALANCE SHEETS
                                          (Unaudited)


                                            ASSETS
                                            ------

                                                                 September 30,     December 31,
                                                                          1995             1994
                                                                 --------------  ---------------

Current assets:

    Cash and cash equivalents                                  $     1,049,759 $        809,169
    Receivables:
        Customer - billed, net of allowance of $10,000                 959,469          698,836
        Customer - unbilled                                             40,633          190,634
        Other                                                           35,067           42,647
                                                                 --------------  ---------------
            Total receivables                                        1,035,169          932,117

    Deposits and prepaid expenses                                       56,450           73,771
                                                                 --------------  ---------------

        Total current assets                                         2,141,378        1,815,057
                                                                 --------------  ---------------

Capitalized software, net of accumulated
    amortization of $964,335
    ($733,223 - December 31, 1994)                                     240,096          407,808
                                                                 --------------  ---------------
Equipment and improvements, at cost
    Computer and other equipment                                     2,154,238        2,997,062
    Leasehold improvements                                             744,314          744,315
                                                                 --------------  ---------------
                                                                     2,898,552        3,741,377
    Less accumulated depreciation and amortization                  (2,662,715)      (3,535,109)
                                                                 --------------  ---------------

        Net equipment and improvements                                 235,837          206,268
                                                                 --------------  ---------------

Total assets                                                  $      2,617,311 $      2,429,133
                                                                 ==============  ===============



                                    See accompanying notes.

                                    TEKNOWLEDGE CORPORATION
                             CONSOLIDATED BALANCE SHEETS (CONT'D)
                                          (Unaudited)


                             LIABILITIES AND STOCKHOLDERS' EQUITY
                             ------------------------------------


                                                                 September 30,     December 31,
                                                                          1995             1994
                                                                 --------------  ---------------
Current liabilities:
    Accounts payable                                           $       165,046 $        195,704
    Accrued liabilities:
        Payroll and bonus                                              373,897          248,685
        Provision for discontinued operations                          135,615          174,071
        Technology purchase                                            150,000          675,000
        Other                                                          416,519          309,154
                                                                 --------------  ---------------

        Total accrued liabilities                                    1,076,031        1,406,910
                                                                 --------------  ---------------

    Total current liabilities                                        1,241,077        1,602,614

Long-term liabilities:
    Provision for discontinued operations                               88,704          110,096
    Restructuring obligations                                           54,915           54,915
                                                                 --------------  ---------------

        Total liabilities                                            1,384,696        1,767,625
                                                                 --------------  ---------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value, shares authorized 2,500,000             -                -
    Common stock, $.01 par value, shares authorized
        50,000,000, issued 25,894,639 and 25,716,871
        at September 30, 1995 and December 31, 1994, respectively      258,942          257,164
    Additional paid-in capital (after (i) reduction of
        $57,962,379 for elimination of accumulated
        deficit at December 31, 1992, as a result of
        quasi-reorganization; and (ii) increase of
        $105,706 and $1,001,310 in 1994 and 1993,
        respectively, as a result of reversal of portions
        of 1992 loss provisions)                                     1,948,264        1,947,397
    Deferred compensation                                             (180,259)        (360,518)
    Accumulated deficit since January 1, 1993
        (following quasi-reorganization)                              (791,332)      (1,179,535)
                                                                 --------------  ---------------
                                                                     1,235,615          664,508
    Treasury stock, at cost, 24,000 shares                              (3,000)          (3,000)
                                                                 --------------  ---------------

        Total stockholders' equity                                   1,232,615          661,508
                                                                 --------------  ---------------

Total liabilities and stockholders' equity                     $     2,617,311 $      2,429,133
                                                                 ==============  ===============


                                    See accompanying notes.

                                        TEKNOWLEDGE CORPORATION
                                 CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (Unaudited)


                                    3 Months Ended September 30,         9 Months Ended September 30,
                                    ----------------------------         ----------------------------
                                           1995             1994               1995              1994
                                           ----             ----               ----              ----

Revenues                        $     1,479,998 $      1,026,534    $     3,977,651 $       2,157,523
                                  --------------  ---------------     --------------  ----------------

Costs and expenses:
  Cost of revenues                      988,636          571,443          2,395,686         1,357,171
  Selling and marketing                  13,389           18,841             42,779            81,452
  General and administrative            397,614          390,907          1,327,653         1,039,423
                                  --------------  ---------------     --------------  ----------------

   Total costs and expenses           1,399,639          981,191          3,766,118         2,478,046
                                  --------------  ---------------     --------------  ----------------

   Operating income (loss)               80,359           45,343            211,533          (320,523)

Interest income                          13,558            3,599             29,896            11,604 *
Interest expense                            (39)            (530)              (468)           (1,907)
Other income, net                        47,638           53,249            150,442           165,331 *
                                  --------------  ---------------     --------------  ----------------

Income (loss) before tax                141,516          101,661            391,403          (145,495)
Provision for income tax                      -                -              3,200                 -
                                  --------------  ---------------     --------------  ----------------

Income (loss)                   $       141,516 $        101,661    $       388,203 $        (145,495)
                                  ==============  ===============     ==============  ================

Income (loss) per share         $          0.00 $           0.00    $          0.01 $           (0.01)
                                  ==============  ===============     ==============  ================

Weighted average common
  and common equivalent
  shares outstanding                 30,005,274       29,584,531         29,901,262        24,312,960
                                  ==============  ===============     ==============  ================

*  Amounts were reclassified to conform to current presentation.




                                        See accompanying notes.

                                TEKNOWLEDGE CORPORATION
                         CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)


                                                         Nine Months Ended September 30,
                                                         -------------------------------
                                                                     1995           1994
                                                                     ----           ----
Cash flows from operating activities:
  Net income (loss)                                        $      388,203 $     (145,495)
  Adjustments to reconcile net income (loss) to net
  cash provided by (used for) operating activities:
   Amortization and writedown of capitalized software             231,111         81,669
   Depreciation                                                    96,339         98,417
   Stock compensation expense                                     180,259         60,086
   (Gain) Loss on sale of fixed assets                             (4,559)           775
   Changes in assets and liabilities:
     Receivables                                                 (103,052)       144,585
     Deposits and prepaid expenses                                 17,321         (4,319)
     Accounts payable                                             (30,658)      (109,480)
     Accrued liabilities                                         (341,902)      (635,512)
                                                             -------------  -------------

   Net cash provided by (used for) operating activities           433,062       (509,274)
                                                             -------------  -------------

Cash flows from investing activities:
  Capitalization of software costs                                (63,399)      (364,921)
  Purchase of fixed assets                                       (125,907)       (47,247)
  Proceeds from sale of fixed assets                                4,559          2,909
                                                             -------------  -------------

   Net cash used for investing activities                        (184,747)      (409,259)
                                                             -------------  -------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                            2,644         56,863
  Repayments of capital lease obligations                         (10,369)       (14,290)
                                                             -------------  -------------

   Net cash provided by (used for) financing activities            (7,725)        42,573
                                                             -------------  -------------

Net increase (decrease) in cash and cash equivalents              240,590       (875,960)
Cash and cash equivalents at beginning of period                  809,169      1,507,882
                                                             -------------  -------------

Cash and cash equivalents at end of period                 $    1,049,759 $      631,922
                                                             =============  =============



                                See accompanying notes.

                             TEKNOWLEDGE CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995

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

2.       Net Income (Loss) Per share

         The number of shares of Common Stock used in the computation of earnings per share for the three months and nine months ended September 30, 1995 and 1994, respectively, is the weighted average number of shares of Common Stock outstanding during the applicable period. Common Stock options which are Common Stock equivalents are included for the three months and nine months ended September 30, 1995, and the three months ended September 30, 1994 because they are dilutive. The difference between primary and fully diluted earnings per share is immaterial, therefore only primary earnings per share is presented in the financial statements. For the nine months ended September 30, 1994, Common Stock equivalents have been excluded because they are anti-dilutive.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended September 30, 1995 and 1994
----------------------------------------------

REVENUES. The Company reported third quarter revenues of $1,479,998, which was a 44% increase over the third quarter in 1994. The increase was a direct result of a 59% growth in government service revenues to $1,451,004. Revenue growth is attributed to growth in the billable workforce during the period. The Company expects to hire a number of new employees in the near term as work escalates from contracts already in the backlog. Although the Company's current revenue mix is predominately governmental contracts, it is actively pursuing commercial opportunities to diversify its business. The Company believes it will be able to leverage the technology that was developed in partnership with the federal government into new commercial applications and products.

The Company recently expanded its business base geographically by opening two branch offices in San Diego and Washington D.C. This growth in the technical staff is expected to contribute to the support of existing contracts and open new opportunities in areas where the Company already has an established customer base. The Company believes that revenues in the fourth quarter of 1995 will be positively impacted by the addition of these satellite offices.

COST OF REVENUES. Costs of revenues for the third quarter of 1995 increased 73% to $988,636 when compared to the third quarter of the previous year. This increase is primarily due to the increase in the technical workforce and related expenses. Approximately 14% of the increase is attributed to the accelerated amortization of the previously capitalized software development costs for ProductTrack. The recent addition of the San Diego and Washington offices is not expected to add a significant cost burden to the Company.

GENERAL AND ADMINISTRATIVE EXPENSES. The Company's third quarter general and administrative expenses grew 2% over that for the same quarter last year to $397,614. Generally, the Company has been able to keep the rate of growth in general and administrative expenses down by maintaining a streamlined administrative cost structure.

INTEREST AND OTHER INCOME. Third quarter interest income was $13,558 as compared to $3,599 for the same quarter in the previous fiscal year. Other income for the third quarter was $47,638 and $53,249 for this year and last year, respectively. The majority of this other income was from the previous sale of a product line. The product line was sold in exchange for a note agreement in 1990. Because of the uncertainty surrounding the eventual collection of the note, the Company has elected to recognize the proceeds as other income only when cash is received. The note is scheduled for quarterly repayments until March 31, 1998.

QUARTERLY RESULTS. Net income for the quarter was $141,516 or $.00 per share, as compared to $101,661 or $.00 per share for the same quarter last year, an increase of 39%. This increase is directly proportional to the growth in revenues of 44%. Results of the quarter were not necessarily indicative of results for the entire fiscal year.

Nine Months Ended September 30, 1995 and 1994
---------------------------------------------

REVENUES. The Company's revenues for the nine months ended September 30, 1995 were $3,977,651, an increase of 84% over the same period in 1994. Government service revenues, which accounts for 94% of total revenues for the nine months ended September 30, 1995, grew 104% from the same period last year. Most of the revenue increase was tied to contracts that began in 1994 and 1995, which are expected to run for a number of years. A substantial portion of future revenues will be derived from these contracts.

COST OF REVENUES. Costs of revenues for the nine months ended September 30, 1995 were $2,395,686, an increase of 77% over the same period in fiscal 1994. Costs and expenses rose significantly over the previous year primarily due to the increase in the technical workforce and related expenses.

GENERAL AND ADMINISTRATIVE EXPENSES. The Company's general and administrative expenses for the nine months ended September 30, 1995 of $1,327,653, grew 28% over that for the nine months ended September 30, 1994. The Company was able to capitalize on efficiencies in the administrative area to keep general and administrative expenses low. General and administrative expenses are generally not expected to grow at the same rate as revenues in the near term. Included in general administrative expenses for the nine months ending September 30, 1995 was a charge for stock compensation expense of $180,259.

INTEREST AND OTHER INCOME. Interest income for the nine months ended September 30, 1995 was $29,896 as compared to $11,604 for the nine months ended September 30, 1994. Other income for the nine months ended September 30, 1995 was $150,442, almost unchanged from $165,331 for the nine months ended September 30, 1994. The majority of this other income was from the quarterly note payment related to a previous sale of a product line.

BOOKINGS AND BACKLOG

At September 30, 1995, the expected order backlog was approximately $11,259,420, which consisted of (i) new orders for which work has not yet begun and (ii) revenue remaining to be recognized on work in progress. 100% of the backlog was from government customers. Approximately 51% of the backlog consists of government-sponsored programs that are awarded but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The Company's order backlog at December 31, 1994 was approximately $11,164,000. A typical government contract runs three to five years and revenues are recognized as work is performed.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 1995, unused sources of liquidity of the Company consisted of $1,049,759 of cash and cash equivalents, an increase of $240,590 from that of December 31, 1994. Significant changes to cash and cash equivalents resulted from cash generated from operations of $433,062, which was net of a one-time $400,000 deferred payment to Trilogy (see Part II Item 1 Legal Proceedings), offset by cash used to purchase computer and other equipment of $125,907.

The Company believes that the present level of cash and cash equivalents is adequate to service its short-term anticipated cash requirements. The Company relies principally on the collection of receivables to generate cash reserves. In the last nine months, the Company's cash reserves have increased as a consequence of increased revenues and receivables collected during that period. A judgment adverse to the Company in any of the legal proceedings described in
Part II Item 1 could have a negative material impact on the Company's liquidity.

Management believes the Company will be able to operate in the short-term without additional financing. Longer term cash requirements, other than normal operating expenses, are anticipated for commercialization of the Company's technology, development of new software products and enhancement of existing products, financing anticipated growth, and the possible acquisition of businesses or technologies complementary to the Company's business. Successful operations in the long term may require additional financing in the form of borrowings or equity capital.

                           PART II. OTHER INFORMATION

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

              On December 8, 1994, a lawsuit was filed in the United States District Court for the Northern District of California by Trilogy Development Group ("Trilogy") against the Company. This lawsuit concerns a configuration system patent owned by the Company (Bennett et al. U.S. Patent 4,591,983) and a sales configuration product of Trilogy. Trilogy is seeking a declaration of non-infringement of the Bennett et al. patent, and damages for unfair competition under the Lanham Act and common law for alleged false representation that Trilogy infringes the Bennett et al. patent. The Company is vigorously contesting these matters, and has counterclaimed for patent infringement and for unfair competition under the Lanham Act and common law for alleged false and misleading statements disparaging the Bennett et al. patent. To date, two settlement hearings ordered by the Court have been held between the parties. The hearings did not result in a settlement. The litigation process is continuing.

              On September 19, 1995, Trilogy filed a suit in the Delaware Superior Court, alleging breach of contract by the Company in relation to $125,000 in deferred payments under a 1987 agreement between BMW Vision Associates Limited Partnership ("BMW") and American Cimflex Corporation ("ACC"), a predecessor to the Company. The agreement provided for the sale of technology by BMW to ACC for a consideration including certain deferred payments. In July 1995, Trilogy acquired by assignment for $276,786 BMW's right to the remaining deferred payments and then demanded payment of $525,000 from the Company. In September 1995, the Company paid Trilogy $400,000 in full satisfaction of the $525,000, disclaiming the obligation to pay the balance of $125,000 which the Company believes to be barred by statute of limitations. Trilogy filed a suit seeking the $125,000, subsequent deferred payments, interest and attorney fees. The Company believes that it has defenses to the suit and intends to defend itself vigorously.

Item 5.       OTHER INFORMATION

              Trilogy announced in a Schedule 13D filing dated October 13, 1995 that it had increased its ownership in the Company to 11.3%, or 2,913,422 shares, by purchasing an additional 60,000 shares in open market transactions during the month of October.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

a)            Exhibit No. 27 - Financial Data Schedule

b) The registrant did not file a report on Form 8-K during the quarter ended September 30, 1995.

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



                                                     TEKNOWLEDGE CORPORATION
                                                     -----------------------
                                                           (Registrant)




/s/ Frederick Hayes-Roth      Chairman of the Board         November 2, 1995
------------------------      of Directors and Chief
Frederick Hayes-Roth          Executive Officer
                              (Principal Executive
                              Officer)



/s/ Neil A. Jacobstein        President and Chief           November 2, 1995
------------------------      Operating Officer
Neil A. Jacobstein



/s/ Dennis A. Bugbee          Director of Finance,          November 2, 1995
------------------------      Treasurer and Secretary
Dennis A. Bugbee              (Principal Financial and
                              Accounting Officer)