Form 10QSB
period 1996-03-31
TEKNOWLEDGE CORP
filed 1996-04-23
CIK 716214

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1996

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

                                 (415) 424-0500
                            Issuer's telephone number

State whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days: Yes  X    No
                                                              ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                      Outstanding at April 18, 1996
       ----------------------------          -----------------------------
       Common Stock, $.01 par value                29,016,145 Shares

                                TABLE OF CONTENTS



                                                                        Page No.

          PART I.  FINANCIAL INFORMATION

Item 1    Unaudited Financial Statements

          Consolidated Balance Sheets as of March 31, 1996
          and December 31, 1995 ............................................   3

          Consolidated Statements of Operations for the
          three months ended March 31, 1996 and 1995 .......................   5

          Consolidated Statements of Cash Flows for the
          three months ended March 31, 1996 and 1995 .......................   6

          Notes to Unaudited Consolidated Financial Statements .............   7

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations ....................   8


          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings ................................................  12

Item 5.   Other Information ................................................  12

Item 6.   Exhibits and Reports on Form 8-K .................................  13

          Signatures .......................................................  14

PART I. FINANCIAL INFORMATION

- --------------------------------------------------------------------------------

Item 1. FINANCIAL STATEMENTS

                             TEKNOWLEDGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                               (Unaudited)
                                                                                 March 31,           December 31,
                                                                                      1996                   1995
                                                                       --------------------  ---------------------
Current assets:

    Cash and cash equivalents                                        $           1,179,190 $              962,724
                                                                       --------------------  ---------------------
    Receivables:
       Customer - billed, net of allowance of $10,000                            1,119,854              1,303,581
       Customer - unbilled                                                          83,382                 17,361
       Others                                                                       33,805                 34,436
                                                                       --------------------  ---------------------

           Total receivables                                                     1,237,041              1,355,378
                                                                       --------------------  ---------------------

    Deposits and prepaid expenses                                                   60,648                 56,704
                                                                       --------------------  ---------------------

       Total current assets                                                      2,476,879              2,374,806
                                                                       --------------------  ---------------------

Capitalized software, net of accumulated
    amortization of $1,077,491
    ($1,063,733 - December 31, 1995)                                               202,138                180,974
                                                                       --------------------  ---------------------

Equipment and improvements, at cost
    Computer and other equipment                                                 2,232,644              2,193,790
    Leasehold improvements                                                         744,315                744,315
                                                                       --------------------  ---------------------

                                                                                 2,976,959              2,938,105
    Less accumulated depreciation and amortization                              (2,737,620)            (2,694,888)
                                                                       --------------------  ---------------------

       Net equipment and improvements                                              239,339                243,217
                                                                       --------------------  ---------------------

Total assets                                                         $           2,918,356 $            2,798,997
                                                                       ====================  =====================



      The accompanying notes are an integral part of these financial statements.

                             TEKNOWLEDGE CORPORATION
                      CONSOLIDATED BALANCE SHEETS (CONT'D)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                               (Unaudited)
                                                                                 March 31,           December 31,
                                                                                      1996                   1995
                                                                       --------------------  ---------------------
Current liabilities:
    Accounts payable                                                 $             204,673 $              181,507
                                                                       --------------------  ---------------------
    Accrued liabilities:
       Payroll and bonuses                                                         351,135                435,667
       Provision for contract charges                                              100,567                100,567
       Provision for discontinued operations                                       145,413                135,615
       Technology purchase                                                          75,000                100,000
       Other                                                                       341,141                344,414
                                                                       --------------------  ---------------------

       Total accrued liabilities                                                 1,013,256              1,116,263
                                                                       --------------------  ---------------------

    Total current liabilities                                                    1,217,929              1,297,770
                                                                       --------------------  ---------------------

Long-term liabilities:
    Provision for discontinued operations                                           54,432                 88,704
    Restructuring obligations                                                       36,610                 36,610
                                                                       --------------------  ---------------------

    Total long-term liabilities                                                     91,042                125,314
                                                                       --------------------  ---------------------

       Total liabilities                                                         1,308,971              1,423,084
                                                                       --------------------  ---------------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value, shares authorized
       2,500,000, Series A, Convertible, none issued                                     -                      -
    Common stock, $.01 par value, shares authorized
       50,000,000, issued 26,040,145 and 25,923,674
       at March 31, 1996 and December 31, 1995, respectively                       260,397                259,232
    Additional paid-in capital (after (i) reduction of
       $57,962,379 for elimination of accumulated deficit
       at December 31, 1992, as a result of quasi-reorganization;
       and (ii) increase of $18,306, $105,706 and $1,001,310 in
       1995, 1994 and 1993, respectively as a result of reversal
       of portions of 1992 loss provisions)                                      1,968,993              1,968,719
    Deferred compensation                                                          (60,086)              (120,173)
    Accumulated deficit since January 1, 1993
       (following quasi-reorganization)                                           (556,919)              (728,865)
                                                                       --------------------  ---------------------
                                                                                 1,612,385              1,378,913
    Treasury stock, at cost, 24,000 shares                                          (3,000)                (3,000)
                                                                       --------------------  ---------------------

       Total stockholders' equity                                                1,609,385              1,375,913
                                                                       --------------------  ---------------------

Total liabilities and stockholders' equity                           $           2,918,356 $            2,798,997
                                                                       ====================  =====================


      The accompanying notes are an integral part of these financial statements.

                            TEKNOWLEDGE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                Three Months Ended March 31,
                                                ----------------------------

                                                     1996               1995
                                                     ----               ----

Revenues                                $       1,670,779  $       1,317,026
                                          ----------------   ----------------

Costs and expenses:
  Cost of revenues                                972,986            720,520
  Selling and marketing                            26,835             19,651
  General and administrative                      554,427            487,944
                                          ----------------   ----------------

   Total costs and expenses                     1,554,248          1,228,115
                                          ----------------   ----------------

   Operating income                               116,531             88,911

Interest income and expense                        11,170              4,907
Other income, net                                  46,870             55,464
                                          ----------------   ----------------

Income before tax                                 174,571            149,282
Provision for income tax                            2,625                  -
                                          ----------------   ----------------

Net income                              $         171,946  $         149,282
                                          ================   ================

Net income per share                    $            0.01  $            0.01
                                          ================   ================

Weighted average common and
  common equivalent shares outstanding         30,063,311         27,734,736
                                          ================   ================






 The accompanying notes are an integral part of these financial statements.

                            TEKNOWLEDGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                       Three Months Ended March 31,
                                                       ----------------------------
                                                                 1996          1995
                                                                 ----          ----
Cash flows from operating activities:
  Net income                                           $      171,946 $     149,282
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Amortization of capitalized software                        13,758        50,575
   Depreciation                                                42,732        34,313
   Stock compensation expense                                  60,086        60,086
   Gain on sale of fixed assets                                  (100)       (4,459)
   Changes in assets and liabilities:
    Receivables                                               118,337       (70,665)
    Deposits and prepaid expenses                              (3,944)       23,943
    Accounts payable                                           23,166       (61,621)
    Accrued liabilities                                      (133,679)       66,296
                                                         -------------  ------------

   Net cash provided by operating activities                  292,302       247,750
                                                         -------------  ------------

Cash flows from investing activities:
  Capitalization of software costs                            (34,922)       (8,334)
  Purchase of fixed assets                                    (38,854)      (43,687)
  Proceeds from sale of fixed assets                              100         4,459
                                                         -------------  ------------

   Net cash used for investing activities                     (73,676)      (47,562)
                                                         -------------  ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                        1,439           471
  Payments of capital lease obligations                        (3,599)       (5,127)
                                                         -------------  ------------

   Net cash used for financing activities                      (2,160)       (4,656)
                                                         -------------  ------------

Net increase in cash and cash equivalents                     216,466       195,532

Cash and cash equivalents at beginning of period              962,724       809,169
                                                         -------------  ------------

Cash and cash equivalents at end of period             $    1,179,190 $   1,004,701
                                                         =============  ============



    The accompanying notes are an integral part of these financial statements.

                             TEKNOWLEDGE CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996


1.       Interim Statements

         The interim statements are unaudited and should be read in conjunction with the statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995. In the opinion of management, these interim statements include all adjustments, consisting of normal, recurring adjustments, which are necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results which may be achieved for the entire fiscal year ending December 31, 1996.

2.       Net Income Per share

         The number of shares of common stock used in the computation of per share earnings for the quarters ended March 31, 1996 and 1995, respectively, is the weighted average number of shares of common and common shares equivalent outstanding during the applicable periods. Common stock options which are common stock equivalents are included for both quarters ended March 31, 1996 and 1995 because they are dilutive. The difference between primary and fully diluted earnings per share is immaterial, therefore only primary earnings per share is presented in the financial statements.

3.       Contingencies - Litigation

         On December 8, 1994, a lawsuit was filed in the United States District Court for the Northern District of California by Trilogy Development Group, Inc. ("Trilogy") against the Company. The subject matter of the case involves a configuration systems patent owned by the Company (Bennett et al. U.S. Patent 4,591,983) and a sales configuration product of Trilogy. Trilogy is seeking a judgment against Teknowledge that it does not infringe any claim of the Bennett et al. patent, and for actual and punitive damages and attorney fees for alleged unfair competition under the Lanham Act and common law for misrepresenting Teknowledge and Trilogy's products. The Company is vigorously contesting these matters, and has filed countersuits against Trilogy for patent infringement and for unfair competition under the Lanham Act and common law for alleged false and misleading statements disparaging the Bennett et al. patent. The court is currently reviewing a motion for summary judgment asserting that the Bennett et al. patent is invalid because the invention was allegedly "on sale" more than one year prior to the filing date of the patent. Teknowledge contests this claim. A court decision on this motion is currently pending.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

Forward looking statements made in this section relating to recruiting of additional employees, increase in demand for new employees, expected growth and revenues, competition for expected new government contracts, development and announcement of commercial products, and expected legal expenditures are made pursuant to the safe harbor provisions of the Private Securities Litigation
Reform Act of 1995. All forward looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward looking statements contained herein.

Certain Factors That May Affect Future Results of Operations and/or Stock Price

Currently, agencies of the U.S. Government sponsor most of the Company's revenues. In recent years, the portion of the Company's revenues attributed to government business has risen from 95% in fiscal 1995 to 99% for the quarter ended March 31, 1996. Competition for government funding is increasing, but this factor is offset by the strength of the Company's market niche in open, distributed systems and its growing technology leadership position. Teknowledge has operated as both a prime contractor and subcontractor. Depending on specific contract opportunities, it may team with other contractors to compete for exceptionally large contracts. Government contracts are potentially more risky than commercial contracts because they are subject to agency funding limitations, congressional appropriation, and the political agenda of the current administration in Washington, D.C. The Company has not been affected by recent stalemates between Congress and the President regarding the 1996 budget; however, there can be no assurance that the Company will not be affected in the future. In general, however, the next generation, joint services, command and control system for international wartime and disaster relief operations is a priority for both political parties.

The typical cost-type government contract performed by the Company has a negotiated fee limit which inhibits the Company from improving profit margins on the government contract part of the business beyond what is permitted in government regulations. Additionally, almost all the Company's contracts contain termination clauses which permit contract termination upon the Company's default or at the contracting party's discretion. The Company has not experienced any material cancellations to date; however there can be no assurance that such cancellations will not occur in the future.

The indirect costs and expenses accumulated in the performance of government contracts are allocated to the customer in the form of overhead (indirect) rates. These rates, which are periodically reviewed by government auditors, fluctuate based on the relationship between the overhead costs and direct costs incurred in the performance of the contract. Excluded from these rates, and not subject to reimbursement, are certain costs which are prescribed as unallowable by the government, such as entertainment and advertising, and a considerable portion of litigation costs. In addition, the government has established compensation limits which expressly reduce the amount of employee compensation and related expenses, such as bonuses and stock options, that can be passed on to the government through the rates. In recent years, the Company has experienced a decline in the fees on new government contracts due to government cost saving efforts. The limitation on potential government contract fees coupled with the increase in the expenses not eligible for reimbursement from the government, limits the Company's ability to improve profit margins on government contracts in the future; therefore, the Company has increased its emphasis on commercial Internet software development.

The Company recognizes that the continued success of the business is dependent on key management and technical personnel, the loss of one or more of whom could adversely affect the Company's business. The Company relies on its executives and senior technical managers for the selection and negotiation of government awards, preparation of proposals, and the general direction and management of the Company. The Company believes that its future success depends on attracting and retaining highly qualified technical, administrative, and management personnel.

The market for software and services related to Associate Systems, as well as the market for Internet products generally is rapidly evolving. It is characterized by an increasing number of market entrants who have introduced their products and services for communication and commerce over the Internet and in private networks. As is typical in the case of a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. The industry is young and has few proven products. Moreover, critical issues concerning the commercial use of the Internet (including profitability, security, reliability, ease of use and access, and quality of service) remain unresolved and may impact the growth of Internet use. Management believes that the technical issues above will eventually be addressed and resolved.

There can be no assurance that commerce and communication over the Internet or private networks will grow as quickly as expected, or that any products developed or marketed by the Company will achieve market acceptance for these purposes. The Company's products may be subject to price erosion and marketing risks due to free client software distributed by on-line service providers, Internet access providers, and others. There can also be no assurance that any products developed by the Company for such new markets, even if accepted, will generate any significant profits for the Company. Management believes that the market for Internet software is a significant new opportunity for growing the Company rapidly. Further, management believes that Teknowledge is in an excellent position to exploit its government sponsored Internet software research contracts into commercial products. However, if the Internet market fails to develop, develops more slowly than expected, becomes saturated with competitors, or if the Company's products for the Internet market do not achieve market acceptance, the Company's business, financial condition, and results of operations may be materially and adversely affected.

Generally, the Company's operating results are affected by a wide variety of factors, including successful commercialization of the Company's products, competition from larger companies, staffing and recruiting competition, general economic conditions, and the possibility of a favorable or unfavorable outcome in pending litigations (see Part II Item 1. Legal Proceedings.)

Results of Operations

Revenues

Revenues for the quarter ended March 31, 1996 were $1,670,779, an increase of 27% over the amount reported in the first quarter of 1995 of $1,317,026. This increase of revenues was primarily attributed to the addition of technical employees who performed on government contracts awarded in 1994 and 1995. The Company continues to recruit for a number of open positions on existing contracts and anticipates an increase in demand for new employees in fiscal 1996 if new contracts are awarded. Revenues from government contracts represent 99% and 94%, respectively, of total revenues for the quarter ended March 31, 1996 and 1995. The Company expects the mix of revenues between government and commercial services and products to remain about the same in 1996, unless new commercial opportunities are realized.

Costs and Expenses

Costs of revenues were $972,986 and $720,520 for the quarters ended March 31, 1996 and 1995, respectively. Costs and expenses rose 35% over the previous year due to the aforementioned increase in the technical workforce and related expenses. Cost of revenues as a percentage of revenues was 58% and 55%, respectively, for the quarters ended March 31, 1996 and 1995.

Combined selling and marketing costs and general and administrative costs for the quarter ended March 31, 1996 were $581,262, a 15% increase over $507,595 for the same period in 1995. The increase was due to the addition of two administrative staff and the cost of implementing a shareholder Rights Agreement in January.

The Company recorded no material charges for research and development ("R&D") in either quarter ended March 31, 1996 or 1995. Most of its resources for research and development were diverted to the litigation matter as discussed in Part II
Item 1, Legal Proceedings. Much of the Company's research and development efforts are funded initially as a government project which the Company generally believes it will be able to transform into a Company funded R&D project for commercialization at a later date. The Company plans to increase its investments in R&D as growth permits.

The Company has capitalized software development costs from the point at which technological feasibility was determined through general availability of the product. For the quarter ended March 31, 1996, capitalized software development costs were $34,922 as compared to $8,334 in the same period last year. The increase reflects a concerted effort by the Company towards building software for the commercial marketplace.

Interest income was $11,170 and $5,179, respectively, for quarters ended March 31, 1996 and 1995. Other income was $46,870 and $55,464, respectively, for the quarters ended March 31, 1996 and 1995. The majority of this other income in both quarters was from the previous sale of a product line. The product line was sold in exchange for a note and a royalty agreement in 1990. Because of the uncertainty surrounding the eventual collection of the note, the Company has elected to recognize the proceeds as other income only when cash is received.

Net income for the quarter ended March 31, 1996 was $171,946, or $.01 per share, compared to $149,282, or $.01 per share, for the quarter ended March 31, 1995. Net income was 10.3% and 11.3% as a percentage of revenues for the quarter ended March 31, 1996 and 1995, respectively.

Bookings and Backlog

At March 31, 1996, the expected order backlog was approximately $10 million, which consisted of (i) new orders for which work has not yet begun, and (ii) revenue remaining to be recognized on work in progress. 100% of the backlog was from government customers. Approximately 35% of the backlog consists of government-sponsored programs that are awarded but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The Company's order backlog at December 31, 1995 was approximately $10.5 million.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 1996, unused sources of liquidity of the Company consisted of $1,179,190 of cash and cash equivalents, an increase of $216,466 from December 31, 1995. Included in the increase was $292,302 provided by operating activities, $73,676 used for investing activities, and $2,160 used for financing activities. Net income for the quarter ended March 31, 1996 of $171,946, after adjustments for non-cash items such as depreciation, amortization and stock compensation expense, provided $288,522 in cash to the Company. These proceeds coupled with $118,337 from the realization of accounts receivable were then used to pay off a net of $133,679 in accrued liabilities (including $220,207 in executive bonuses), finance $34,922 in software development, and purchase $38,854 in machinery and equipment.

The Company believes that the present level of cash and cash equivalents is adequate to service the liquidity needs of the Company in 1996. The Company relies principally on the collection of receivables to generate internal cash reserves. The partial shutdown of the government in 1995 due to a budget stalemate has not had an adverse effect on the Company's cash flow; however, the government is capable of temporarily disrupting the flow of cash to the Company at any time, usually as a result of the annual budget process. In addition, a judgment adverse to the Company in the legal proceedings described in Part II
Item 1 could have a negative material impact on the Company's liquidity if the Company is subject to penalties or other assessments.

The Company has an unsecured line of credit from a financial institution in the amount of $400,000. The Company may borrow up to a maximum of 50% of the receivable base or $400,000, whichever is lower. The line is subject to certain covenants and maintenance requirements, which have been fulfilled. The line expires on May 10, 1996 but is expected to be renewed. The Company had not utilized the credit line through the quarter ended March 31, 1996.

Management believes the Company will be able to operate in 1996 without additional financing, whether in the form of borrowings or equity capital.
Successful operations in the long term will require growth in revenues and profitability which may require additional financing.

                           PART II. OTHER INFORMATION

- --------------------------------------------------------------------------------

Item 1.  LEGAL PROCEEDINGS

              On or about August 2, 1994, Daniel R. Robusto, a former executive of the Company, filed a suit in the Court of Common Pleas of Allegheny County, Pennsylvania, pursuant to Pennsylvania Wage Payment and Collection Law, alleging breach by the Company of an employment settlement agreement and the nonpayment of severance wages of $107,307 plus liquidated damages of $26,827, attorney fees and other court costs. The Company has responded to the initial complaint and asserted defenses and certain counterclaims against Mr. Robusto based upon his actions while in office. The litigation process is continuing.

              On December 8, 1994, a lawsuit was filed in the United States District Court for the Northern District of California by Trilogy Development Group, Inc. ("Trilogy") against the Company. The subject matter of the case involves a configuration systems patent owned by the Company (Bennett et al. U.S. Patent 4,591,983) and a sales configuration product of Trilogy. Trilogy is seeking a judgment against Teknowledge that it does not infringe any claim of the Bennett et al. patent, and for actual and punitive damages and attorney fees for alleged unfair competition under the Lanham Act and common law for misrepresenting Teknowledge and Trilogy's products. The Company is vigorously contesting these matters, and has filed countersuits against Trilogy for patent infringement and for unfair competition under the Lanham Act and common law for alleged false and misleading statements disparaging the Bennett et al. patent. The court is currently reviewing a motion for summary judgment asserting that the Bennett et al. patent is invalid because the invention was allegedly "on sale" more than one year prior to the filing date of the patent. Teknowledge contests this claim. A court decision on this motion is currently pending.

              On September 19, 1995, Trilogy filed a suit in the Delaware Superior Court alleging breach of contract by the Company in relation to $125,000 in deferred payments under a 1987 agreement between BMW Vision Associates Limited Partnership ("BMW") and American Cimflex Corporation ("ACC"), a predecessor to the Company. The agreement provided for the sale of technology by BMW to ACC for a consideration including certain deferred payments. In July 1995, Trilogy acquired by assignment for $276,786 BMW's right to the remaining deferred payments and then demanded payment of $525,000 from the Company. In September 1995, the Company paid Trilogy $400,000 in full satisfaction of the $525,000, disclaiming the obligation to pay the balance of $125,000 which the Company believes to be barred by statute of limitation. Trilogy filed a suit seeking the $125,000, subsequent deferred payments, interest and attorney fees. The Company has responded to the initial complaint and the litigation is now in the discovery stage.

Item 5.  OTHER INFORMATION

              Trilogy informed the Company in a Schedule 13D/A filing dated April 1, 1996 that it had purchased 545,031 shares of Teknowledge stock from Framatome S.A. in a private transaction at $.295 a share. This purchase increased Trilogy's ownership of Teknowledge stock to 3,508,453 shares or 13.5% of the Company.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

a)            Index to Exhibits:

              Exhibit No.    Description
              ----------     -----------
              3.2            Amended and Restated Bylaws of Teknowledge
                             Corporation
              27             Financial Data Schedule


b)            Reports on Form 8-K:

              Current Report on Form 8-K dated February 12, 1996, related to the adoption of a 12(g) Shareholder Rights Agreement dated January 29, 1996.

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



                                                     TEKNOWLEDGE CORPORATION
                                                     -----------------------
                                                           (Registrant)




/s/ Frederick Hayes-Roth      Chairman of the Board         April 18, 1996
- ------------------------      of Directors and Chief
Frederick Hayes-Roth          Executive Officer
                              (Principal Executive
                              Officer)



/s/ Neil A. Jacobstein        President and Chief           April 18, 1996
- ------------------------      Operating Officer
Neil A. Jacobstein



/s/ Dennis A. Bugbee          Director of Finance,          April 18, 1996
- ------------------------      Treasurer and Secretary
Dennis A. Bugbee              (Principal Financial and
                              Accounting Officer)