Form 10QSB
period 1996-06-30
TEKNOWLEDGE CORP
filed 1996-07-17
CIK 716214

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1996

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

                                 (415) 424-0500
                            Issuer's telephone number

State whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days: Yes  X    No
                                                              ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                      Outstanding at July 15, 1996
       ----------------------------          -----------------------------
       Common Stock, $.01 par value                26,035,520 Shares

                                TABLE OF CONTENTS



                                                                        Page No.

          PART I.  FINANCIAL INFORMATION

Item 1    Unaudited Financial Statements

          Condensed Consolidated Balance Sheets as of June 30, 1996
          and December 31, 1995 ............................................   3

          Condensed Consolidated Statements of Operations for the
          three months and six months ended June 30, 1996 and 1995 .........   5

          Condensed Consolidated Statements of Cash Flows for the
          six months ended June 30, 1996 and 1995 ..........................   6

          Notes to Unaudited Consolidated Financial Statements .............   7

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations ....................   8


          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings ................................................  11

Item 4.   Submission of Matters to a Vote of Security Holders...............  11

Item 6.   Exhibits and Reports on Form 8-K .................................  12

          Signatures .......................................................  15

PART I. FINANCIAL INFORMATION

- --------------------------------------------------------------------------------
Item 1. FINANCIAL STATEMENTS

                             TEKNOWLEDGE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                   (Unaudited)
                                                                      June 30,     December 31,
                                                                          1996             1995
                                                                 --------------  ---------------
Current assets:

    Cash and cash equivalents                                  $     1,490,297 $        962,724
                                                                 --------------  ---------------
    Receivables:
        Customer - billed, net of allowance of $10,000                 876,704        1,303,581
        Customer - unbilled                                            114,950           17,361
        Others                                                          30,650           34,436
                                                                 --------------  ---------------

            Total receivables                                        1,022,304        1,355,378
                                                                 --------------  ---------------

    Deposits and prepaid expenses                                       85,209           56,704
                                                                 --------------  ---------------

        Total current assets                                         2,597,810        2,374,806
                                                                 --------------  ---------------

Capitalized software, net of accumulated
    amortization of $1,093,353
    ($1,063,733 - December 31, 1995)                                   198,865          180,974
                                                                 --------------  ---------------

Equipment and improvements, at cost
    Computer and other equipment                                     2,271,308        2,193,790
    Leasehold improvements                                             755,530          744,315
                                                                 --------------  ---------------

                                                                     3,026,838        2,938,105
    Less accumulated depreciation and amortization                  (2,774,055)      (2,694,888)
                                                                 --------------  ---------------

        Net equipment and improvements                                 252,783          243,217
                                                                 --------------  ---------------

Total assets                                                  $      3,049,458 $      2,798,997
                                                                 ==============  ===============



The accompanying notes are an integral part of these financial statements.

                             TEKNOWLEDGE CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS (CONT'D)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   (Unaudited)
                                                                      June 30,     December 31,
                                                                          1996             1995
                                                                 --------------  ---------------
Current liabilities:
    Accounts payable                                           $       176,371 $        181,507
                                                                 --------------  ---------------
    Accrued liabilities:
        Payroll and bonuses                                            320,642          435,667
        Provision for contract charges                                 108,376          100,567
        Provision for discontinued operations                          145,413          135,615
        Technology purchase                                             50,000          100,000
        Other                                                          331,229          344,414
                                                                 --------------  ---------------

        Total accrued liabilities                                      955,660        1,116,263
                                                                 --------------  ---------------

    Total current liabilities                                        1,132,031        1,297,770
                                                                 --------------  ---------------

Long-term liabilities:
    Provision for discontinued operations                               54,432           88,704
    Restructuring obligations                                           36,610           36,610
                                                                 --------------  ---------------

    Total long-term liabilities                                         91,042          125,314
                                                                 --------------  ---------------

        Total liabilities                                            1,223,073        1,423,084
                                                                 --------------  ---------------

Commitments and contingencies (Note 3)

Stockholders' equity:
    Preferred stock, $.01 par value, shares authorized
        2,500,000, Series A, Convertible, none issued                        -                -
    Common stock, $.01 par value, shares authorized
        50,000,000, issued 26,059,520 and 25,923,674
        at June 30, 1996 and December 31, 1995, respectively           260,591          259,232
    Additional paid-in capital (after (i) reduction of
        $57,962,379 for elimination of accumulated deficit
        at December 31, 1992, as a result  of  quasi-reorganization;
        and (ii)  increase  of  $18,306, $105,706 and $1,001,310 in
        1995, 1994 and 1993, respectively as a result of reversal
        of portions of 1992 loss provisions)                         1,972,993        1,968,719
    Deferred compensation                                                    -         (120,173)
    Accumulated deficit since January 1, 1993
        (following quasi-reorganization)                              (404,199)        (728,865)
                                                                 --------------  ---------------
                                                                     1,829,385        1,378,913
    Treasury stock, at cost, 24,000 shares                              (3,000)          (3,000)
                                                                 --------------  ---------------

        Total stockholders' equity                                   1,826,385        1,375,913
                                                                 --------------  ---------------

Total liabilities and stockholders' equity                     $     3,049,458 $      2,798,997
                                                                 ==============  ===============



The accompanying notes are an integral part of these financial statements.

                             TEKNOWLEDGE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                           Three Months Ended June 30,         Six Months Ended June 30,
                                           ---------------------------         -------------------------
                                                 1996             1995             1996             1995
                                                 ----             ----             ----             ----

Revenues                             $      1,662,054  $     1,180,627  $     3,332,833  $     2,497,653
                                       ---------------   --------------   --------------   --------------

Costs and expenses:
  Cost of revenues                          1,014,735          686,530        1,987,721        1,407,050
  Selling and marketing                        32,040            9,739           58,875           29,390
  General and administrative                  504,338          442,095        1,058,765          930,039
                                       ---------------   --------------   --------------   --------------

    Total costs and expenses                1,551,113        1,138,364        3,105,361        2,366,479
                                       ---------------   --------------   --------------   --------------

    Operating income                          110,941           42,263          227,472          131,174

Interest income and expense                    11,223           11,002           22,393           15,909
Other income, net                              33,180           47,340           80,050          102,804
                                       ---------------   --------------   --------------   --------------

Income before tax                             155,344          100,605          329,915          249,887
Provision for income tax                        2,625            3,200            5,250            3,200
                                       ---------------   --------------   --------------   --------------

Net income                           $        152,719  $        97,405  $       324,665  $       246,687
                                       ===============   ==============   ==============   ==============

Net income per share                 $           0.01  $          0.00  $          0.01  $          0.01
                                       ===============   ==============   ==============   ==============

Weighted average common
  and common equivalent
  shares outstanding                       30,505,030       30,142,882       30,284,171       29,885,386
                                       ===============   ==============   ==============   ==============





The accompanying notes are an integral part of these financial statements.

                             TEKNOWLEDGE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                            Six Months Ended June 30,
                                                                            -------------------------
                                                                               1996              1995
                                                                               ----              ----
Cash flows from operating activities:
  Net income                                                         $      324,665  $        246,687
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Amortization of capitalized software                                     29,620           101,108
    Depreciation                                                             79,167            66,759
    Stock compensation expense                                              120,173           120,172
    Gain on sale of fixed assets                                               (100)           (4,559)
    Changes in assets and liabilities:
     Receivables                                                            333,074           183,903
     Deposits and prepaid expenses                                          (28,505)           25,259
     Accounts payable                                                        (5,135)          (50,811)
     Accrued liabilities                                                   (191,276)          (77,180)
                                                                       -------------   ---------------

    Net cash provided by operating activities                               661,683           611,338
                                                                       -------------   ---------------

Cash flows from investing activities:
  Capitalization of software costs                                          (47,511)          (21,628)
  Purchase of fixed assets                                                  (88,733)          (69,355)
  Proceeds from sale of fixed assets                                            100             4,559
                                                                       -------------   ---------------

    Net cash used for investing activities                                 (136,144)          (86,424)
                                                                       -------------   ---------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                      5,633               977
  Payments of capital lease obligations                                      (3,599)          (10,369)
                                                                       -------------   ---------------

    Net cash provided by (used for) financing activities                      2,034            (9,392)
                                                                       -------------   ---------------

Net increase in cash and cash equivalents                                   527,573           515,522

Cash and cash equivalents at beginning of period                            962,724           809,169
                                                                       -------------   ---------------

Cash and cash equivalents at end of period                           $    1,490,297  $      1,324,691
                                                                       =============   ===============



The accompanying notes are an integral part of these financial statements.

                             TEKNOWLEDGE CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 1996


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

2.      Net Income Per Share

               The number of shares of common stock used in the computation of per share earnings for the three months and six months ended June 30, 1996 and 1995, respectively, is the weighted average number of shares of common and common shares equivalent outstanding during the applicable periods. Common stock options which are common stock equivalents are included for the three months and six months ended June 30, 1996 and 1995 because they are dilutive. The difference between primary and fully diluted earnings per share is immaterial, therefore only primary earnings per share is presented in the financial statements.

3.      Contingencies - Patent Litigation

               On December 8, 1994, a lawsuit was filed in the United States District Court for the Northern District of California by Trilogy Development Group, Inc. ("Trilogy") against the Company. The subject matter of the case involves a configuration systems patent owned by the Company (Bennett et al. U.S. Patent 4,591,983) and a sales configuration product of Trilogy. Trilogy is seeking a judgment against Teknowledge that it does not infringe any claim of the Bennett et al. patent, and for actual and punitive damages and attorney fees for alleged unfair competition under the Lanham Act and common law for misrepresenting Teknowledge and Trilogy's products. The Company has filed counterclaims against Trilogy for patent infringement and for unfair competition under the Lanham Act and common law for alleged false and misleading statements disparaging the Bennett et al. patent. The court is currently reviewing a motion for summary judgment asserting that the Bennett et al. patent is invalid because the invention was allegedly "on sale" more than one year prior to the filing date of the patent. Teknowledge is vigorously opposing this motion. A court decision on this motion is pending.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

        Forward looking statements made in this section relating to recruiting of additional employees, increase in demand for new employees, expected growth and revenues, mix of revenues between government and commercial, competition for expected new government contracts, and the development and announcement of commercial products are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward looking statements contained herein.

Results of Operations

Revenues

        Revenues for the three months and six months ended June 30, 1996 were $1,662,054 and $3,332,833, an increase of 41% and 33% over the amount reported in the comparable periods in 1995 of $1,180,627 and $2,497,653, respectively. These increases in revenues result primarily from the addition of technical employees who performed on government contracts awarded between 1994 and 1996. The Company continues to recruit for a number of open positions on existing contracts and anticipates an increase in demand for new employees in the latter half of fiscal 1996 if new contracts are awarded as anticipated. Revenues from government contracts represent 97% and 98%, respectively, of total revenues for the three months and six months ended June 30, 1996, as compared to 92% and 94% for the comparable periods in 1995. The Company expects the mix of revenues between government and commercial services and products to remain about the same in 1996; however, the Company has increased significantly its software development program for commercial Internet software.

        Profit margins for government contracts continue to be constrained by government regulations. The Company intends to leverage the knowledge it has gained and the technology it has developed in DARPA software research programs into commercial projects, which have a potential for expanding into new business areas and increasing sales and profit margins significantly. To this end, the Company has invested resources in the development of commercial Internet software products and is exploring other opportunities in the commercial arena. The Company's long-term goal is to increase significantly the mix of commercial to government revenues.

Costs and Expenses

        Costs of revenues were $1,014,735 and $1,987,721 for the three months and six months ended June 30, 1996, compared to $686,530 and $1,407,050 for the comparable periods in 1995, respectively. Costs and expenses rose 48% and 41% for the three months and six months ended June 30, 1996 over the comparable periods in the previous year primarily due to the aforementioned increase in the technical workforce. Cost of revenues as a percentage of revenues was 61% and 60%, respectively, for the three months and six months ended June 30, 1996, compared to 58% and 56% for the three months and six months ended June 30, 1995.

        Combined selling and marketing and general and administrative costs for the three months and six months ended June 30, 1996 were $536,378 and $1,117,640, compared to $451,834 and $959,429 for 1995. The increase was due to the addition of two administrative staff and the cost of implementing a shareholder Rights Agreement in January 1996. Combined selling and marketing and general and administrative costs as a percentage of revenues was 32% and 34%, respectively, for the three months and six months ended June 30, 1996, compared to 38% for both comparable periods in 1995. The increase of direct cost of revenues as a percentage of revenues discussed in the preceding paragraph and the decrease of general and administrative costs as a percentage of revenues reflects the Company's ability to maintain a relatively lean general and administrative base as it grows its technical staff.

        The Company recorded no material charges for research and development ("R&D") in either the three months or six months ended June 30, 1996 or the comparable periods in 1995. Most of its resources for research and development were diverted to the litigation matter as discussed in Part II Item 1. Legal Proceedings. On the other hand, the Company's extensive DARPA-sponsored contract work on distributed intelligent systems and network associates constitutes a significant amount of "sponsored R&D." The company retains all patent and commercial rights to the technology it develops on these contracts.

        The Company has capitalized software development costs from the point at which technological feasibility was determined through general availability of the product. For the six months ended June 30, 1996, capitalized software development costs were $47,511 as compared to $21,628 in the same period last year. The increase reflects an escalating effort by the Company towards building software for the commercial marketplace.

        Interest income was $11,223 and $22,393, respectively, for the three months and six months ended June 30, 1996 and $11,002 and $15,909 for the comparable periods in 1995. Other income was $33,180 and $80,050, respectively, for the three months and six months ended June 30, 1996 and $47,340 and $102,804 for the comparable periods in 1995. The majority of this other income was from the previous sale of a product line. The product line was sold in exchange for a note and a royalty agreement in 1990. Because of the uncertainty surrounding the eventual collection of the note, the Company has elected to recognize the proceeds as other income only when cash is received.

        Net income for the three months and six months ended June 30, 1996 was $152,719 and $324,665, or $.01 and $.01 per share, compared to $97,405 and
$246,687, or $.00 and $.01 per share, for the three months and six months ended June 30, 1995. Net income was 9% and 10% as a percentage of revenues for the three months and six months ended June 30, 1996 and 8% and 10% for the comparable periods in 1995, respectively. The Company anticipates some decrease in net income as a percentage of revenues in the second half of the year because of cyclical fluctuations in the amount of billable hours. Historically, employees use most of their earned vacation time during the summer and late fall. This activity lowers the amount of eligible hours billable to the government and results in a corresponding decrease in revenues during the period.


Certain Factors That May Affect Future Results of Operations and/or Stock Price

        Currently, agencies of the U.S. Government sponsor most of the Company's revenues. In recent years, the portion of the Company's revenues attributed to government business has risen from 95% in fiscal 1995 to 98% for the six months ended June 30, 1996. Government contracts are potentially more risky than commercial contracts because they are subject to agency funding limitations, congressional appropriation, and the political agenda of the current administration in Washington, D.C.

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

        Generally, the Company's operating results may be affected by a wide variety of factors, including successful commercialization of the Company's products, competition from larger companies, staffing and recruiting competition, general economic conditions, and the possibility of a favorable or unfavorable outcome in pending litigations (see Part II Item 1. Legal Proceedings.)

Bookings and Backlog

        At June 30, 1996, the expected order backlog was approximately $9 million, which consisted of (i) new orders for which work has not yet begun, and
(ii) revenue remaining to be recognized on work in progress. 100% of the backlog was from government customers. Approximately 26% of the backlog consists of government-sponsored programs that are awarded but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The Company's order backlog at December 31, 1995 was approximately $10.5 million.

Liquidity and Capital Resources

        As of June 30, 1996, unused sources of liquidity of the Company consisted of $1,490,297 of cash and cash equivalents, an increase of $527,573 from December 31, 1995. Included in the increase was $661,683 provided by operating activities, $136,144 used for investing activities, and $2,034 provided by financing activities. Net income for the six months ended June 30, 1996 of $324,665, after adjustments for non-cash items such as depreciation, amortization and stock compensation expense, provided $553,625 in cash to the Company. These proceeds coupled with $333,074 from the realization of accounts receivable were used to pay off a net of $191,276 in accrued liabilities, finance $47,511 in software development, and purchase $88,733 in machinery and equipment.

        The Company believes that the present level of cash and cash equivalents is adequate to service the liquidity needs of the Company in 1996. The Company relies principally on the collection of receivables to generate internal cash reserves. The government is capable of temporarily disrupting the flow of cash to the Company at any time, usually as a result of the annual budget process. In addition, a judgment adverse to the Company in the legal proceedings described in Part II Item 1 could have a negative material impact on the Company's short-term liquidity if the Company is subject to penalties or other assessments.
The Company, however, does not consider this a likely outcome.

        The Company has an unsecured line of credit from a financial institution in the amount of $1,000,000. The Company may borrow up to a maximum of 60% of the receivable base or $1,000,000, whichever is lower. The line is subject to certain covenants and maintenance requirements, which have been fulfilled. The line expires in May 1997 but is expected to be renewed. The Company had not utilized the credit line through June 30, 1996.

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

                  On December 8, 1994, a lawsuit was filed in the United States District Court for the Northern District of California by Trilogy Development Group, Inc. ("Trilogy") against the Company. The subject matter of the case involves a configuration systems patent owned by the Company (Bennett et al. U.S. Patent 4,591,983) and a sales configuration product of Trilogy. Trilogy is seeking a judgment against Teknowledge that it does not infringe any claim of the Bennett et al. patent, and for actual and punitive damages and attorney fees for alleged unfair competition under the Lanham Act and common law for misrepresenting Teknowledge and Trilogy's products. The Company has filed counterclaims against Trilogy for patent infringement and for unfair competition under the Lanham Act and common law for alleged false and misleading statements disparaging the Bennett et al. patent. The court is currently reviewing a motion for summary judgment asserting that the Bennett et al. patent is invalid because the invention was allegedly "on sale" more than one year prior to the filing date of the patent. Teknowledge is vigorously opposing the motion. A court decision on this motion is pending.

                  On September 19, 1995, Trilogy filed a suit in the Delaware Superior Court alleging breach of contract by the Company in relation to $125,000 in deferred payments under a 1987 agreement between BMW Vision Associates Limited Partnership ("BMW") and American Cimflex Corporation ("ACC"), a predecessor to the Company. The agreement provided for the sale of technology by BMW to ACC for a consideration including certain deferred payments. In July 1995, Trilogy acquired by assignment for $276,786 BMW's right to the remaining deferred payments and then demanded payment of $525,000 from the Company. In September 1995, the Company paid Trilogy $400,000 in full satisfaction of the $525,000, disclaiming the obligation to pay the balance of $125,000 which the Company believes to be barred by statute of limitation. Trilogy filed a suit seeking the $125,000, subsequent deferred payments, interest and attorney fees. The Company has responded to the initial complaint and the litigation is proceeding. The Court is currently reviewing Teknowledge's request for partial summary judgment on the issue of what state law should be applied to Teknowledge's accord and satisfaction defense.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                  The annual meeting of stockholders was held on May 22, 1996.

                  A proposal to elect two directors of the Company to serve for a three-year term was approved by stockholders. This proposal received the following votes:

                                  For         Withheld       Abstain
           Neil A. Jacobstein  17,383,888      51,764           -
           William G. Roth     17,389,727      45,925           -

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS (CONT'D)

                  The following directors continue:

           Frederick Hayes-Roth
           General Robert T. Marsh
           James C. Workman

                  In addition, stockholders ratified selection of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending December 31, 1996. This proposal received the following votes:

                                  For          Against       Abstain
           Arthur Andersen     17,341,708       8,944         85,000


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

a)         Exhibits:

           Set forth below is a list of all exhibits filed herewith or incorporated by reference as part of this Quarterly Report on Form 10-QSB.

           Exhibit
           No.      Description
           ---      -----------

           3.1 Amended and Restated Certificate of Incorporation of Teknowledge Corporation (6)

           3.2  Amended and Restated Bylaws of Teknowledge Corporation (10)

           3.3 Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock (8)

           4.1 Rights Agreement dated January 29, 1996 between the Company and Registrar and Transfer Company as Rights Agent (8)

           10.1 Teknowledge Corporation 1989 Stock Option Plan (9)

           10.2 Development Agreement Amendment, dated December 22, 1987, between American Cimflex Corporation and Ford Motor Company (1)

           10.3 License Agreement, dated February 11, 1987, between American Cimflex Corporation and BMW Technologies, Inc. (1)

           10.4 Technology Sale and Stock Purchase Agreement, dated February 11, 1987, between American Cimflex Corporation and BMW Vision Associates Limited Partnership (1)

           10.5 Stock Option Agreement, effective as of September 1, 1988, between American Cimflex Corporation and Romesh T. Wadhwani (1)

           10.6 Amendment to Stock Option Agreement, dated November 30, 1988, between American Cimflex Corporation and Romesh T. Wadhwani (1)

           10.7 Lease, dated March 30, 1989, between American Automated Factories, Inc. and Third Copley-Franklin Trust (2)

           Exhibit
           No.      Description
           ---      -----------

           10.8 Purchase and Sales Agreement, dated September 13, 1990, between Cimflex Teknowledge Corporation, PaineWebber R&D Partners L.P. and Applied Diagnostics, Inc. (3)

           10.9 Employment Agreement, dated as of December 13, 1990, between Cimflex Teknowledge Corporation and Daniel R. Robusto (3)

           10.10 Asset Purchase Agreement, dated December 14, 1990, between American Automated Factories, Inc. and Control Automation, Inc. (3)

           10.11 Lease, dated June 10, 1991, between Cimflex Teknowledge Corporation and Pittsburgh Great Southern Company (3)

           10.12 Amended Employment Agreement, dated as of January 21, 1992, between Cimflex Teknowledge Corporation and Daniel R. Robusto (3)

           10.13 Settlement Agreement, General Release, and Waiver of Claims, dated November 21, 1992, between Daniel R. Robusto and Cimflex Teknowledge Corporation (4)

           10.14 Settlement Agreement, dated May 21, 1993, between Cimflex Teknowledge Corporation and Third Copley-Franklin Trust (5)

           10.15 Settlement Agreement, dated September 1, 1993, between Cimflex Teknowledge Corporation and Pittsburgh Great Southern Company (5)

           10.16 Settlement Agreement, dated December 15, 1993, between Cimflex Teknowledge Corporation and Heitman Michigan Trustee I Corporation
(5)

           10.17 Change of Control Agreement, dated November 21, 1994, between Teknowledge Corporation and Frederick Hayes-Roth and Neil Jacobstein (7)

           10.18 Executive Incentive Compensation Plan, dated January 16, 1996, between Teknowledge Corporation and Frederick Hayes- Roth and Neil Jacobstein (9)

           27       Financial Data Schedule

           References
           ----------

           (1) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

           (2) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1990.

           (3) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

           (4) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

           (5) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 1993.

           (6) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994.

           (7) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1994.

           (8) Filed as an Exhibit to the Company's Current Report on Form 8-K dated February 12, 1996, related to the adoption of a 12(g) Shareholder Rights Agreement dated January 29, 1996.

           (9) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1995.

           (10) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.

b) The registrant did not file a report on Form 8-K during the quarter ended June 30, 1996.

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



                                                     TEKNOWLEDGE CORPORATION
                                                     -----------------------
                                                           (Registrant)




/s/ Frederick Hayes-Roth      Chairman of the Board         July 16, 1996
- ------------------------      of Directors and Chief
Frederick Hayes-Roth          Executive Officer
                              (Principal Executive
                              Officer)



/s/ Neil A. Jacobstein        President and Chief           July 16, 1996
- ------------------------      Operating Officer
Neil A. Jacobstein



/s/ Dennis A. Bugbee          Director of Finance,          July 16, 1996
- ------------------------      Treasurer and Secretary
Dennis A. Bugbee              (Principal Financial and
                              Accounting Officer)