Form 10QSB
period 1996-09-30
TEKNOWLEDGE CORP
filed 1996-11-13
CIK 716214

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

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

                                 (415) 424-0500
                            Issuer's telephone number

State whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days: Yes  X    No
                                                              ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                      Outstanding at November 1, 1996
       ----------------------------          -------------------------------
       Common Stock, $.01 par value                26,046,145 Shares

                                TABLE OF CONTENTS



                                                                        Page No.

          PART I.  FINANCIAL INFORMATION

Item 1    Unaudited Financial Statements

          Condensed Consolidated Balance Sheets as of September 30, 1996
          and December 31, 1995 ............................................   3

          Condensed Consolidated Statements of Operations for the
          three months and nine months ended September 30, 1996 and 1995 ...   5

          Condensed Consolidated Statements of Cash Flows for the
          nine months ended September 30, 1996 and 1995 ....................   6

          Notes to Unaudited Consolidated Financial Statements .............   7

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations ....................   8


          PART II. OTHER INFORMATION

Item 1.   Legal Proceedings ................................................  11

Item 6.   Exhibits and Reports on Form 8-K .................................  12

          Signatures .......................................................  15

PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------
Item 1. FINANCIAL STATEMENTS

                             TEKNOWLEDGE CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                                   (Unaudited)
                                                                 September 30,     December 31,
                                                                          1996             1995
                                                                 --------------  ---------------
Current assets:

    Cash and cash equivalents                                  $     1,426,193 $        962,724
                                                                 --------------  ---------------
    Receivables:
        Customer - billed, net of allowance of $10,000               1,226,602        1,303,581
        Customer - unbilled                                             90,924           17,361
        Others                                                          63,193           34,436
                                                                 --------------  ---------------

            Total receivables                                        1,380,719        1,355,378
                                                                 --------------  ---------------

    Deposits and prepaid expenses                                       72,128           56,704
                                                                 --------------  ---------------

        Total current assets                                         2,879,040        2,374,806
                                                                 --------------  ---------------

Capitalized software, net of accumulated
    amortization of $1,114,728
    ($1,063,733 - December 31, 1995)                                   190,425          180,974
                                                                 --------------  ---------------

Equipment and improvements, at cost
    Computer and other equipment                                     2,364,603        2,193,790
    Leasehold improvements                                             765,929          744,315
                                                                 --------------  ---------------

                                                                     3,130,532        2,938,105
    Less accumulated depreciation and amortization                  (2,838,645)      (2,694,888)
                                                                 --------------  ---------------

        Net equipment and improvements                                 291,887          243,217
                                                                 --------------  ---------------

Total assets                                                  $      3,361,352 $      2,798,997
                                                                 ==============  ===============



The accompanying notes are an integral part of these financial statements.

                             TEKNOWLEDGE CORPORATION
                 CONDENSED CONSOLIDATED BALANCE SHEETS (CONT'D)


                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                   (Unaudited)
                                                                 September 30,     December 31,
                                                                          1996             1995
                                                                 --------------  ---------------
Current liabilities:
    Accounts payable                                           $        99,272 $        181,507
                                                                 --------------  ---------------
    Accrued liabilities:
        Payroll and bonuses                                            420,419          435,667
        Provision for contract charges                                 274,567          100,567
        Provision for discontinued operations                           34,374          135,615
        Technology purchase                                             50,000          100,000
        Other                                                          375,276          344,414
                                                                 --------------  ---------------

        Total accrued liabilities                                    1,154,636        1,116,263
                                                                 --------------  ---------------

    Total current liabilities                                        1,253,908        1,297,770
                                                                 --------------  ---------------

Long-term liabilities:
    Provision for discontinued operations                               54,432           88,704
    Restructuring obligations                                           36,610           36,610
                                                                 --------------  ---------------

    Total long-term liabilities                                         91,042          125,314
                                                                 --------------  ---------------

        Total liabilities                                            1,344,950        1,423,084
                                                                 --------------  ---------------

Commitments and contingencies (Note 3)

Stockholders' equity:
    Preferred stock, $.01 par value, shares authorized
        2,500,000, Series A, Convertible, none issued                        -                -
    Common stock, $.01 par value, shares authorized
        50,000,000, issued 26,070,145 and 25,923,674
        at September 30, 1996 and December 31, 1995, respectively      260,698          259,232
    Additional paid-in capital (after (i) reduction of
        $57,962,379 for elimination of accumulated deficit
        at December 31, 1992, as a result  of  quasi-reorganization;
        and (ii)  increase  of  $18,306, $105,706 and $1,001,310 in
        1995, 1994 and 1993, respectively as a result of reversal
        of portions of 1992 loss provisions)                         1,974,343        1,968,719
    Deferred compensation                                                    -         (120,173)
    Accumulated deficit since January 1, 1993
        (following quasi-reorganization)                              (215,639)        (728,865)
                                                                 --------------  ---------------
                                                                     2,019,402        1,378,913
    Treasury stock, at cost, 24,000 shares                              (3,000)          (3,000)
                                                                 --------------  ---------------

        Total stockholders' equity                                   2,016,402        1,375,913
                                                                 --------------  ---------------

Total liabilities and stockholders' equity                     $     3,361,352 $      2,798,997
                                                                 ==============  ===============



The accompanying notes are an integral part of these financial statements.

                             TEKNOWLEDGE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                      Three Months Ended September 30,   Nine Months Ended September 30,
                                      --------------------------------   -------------------------------
                                                 1996             1995             1996             1995
                                                 ----             ----             ----             ----

Revenues                             $      1,847,212  $     1,479,998  $     5,180,045  $     3,977,651
                                       ---------------   --------------   --------------   --------------

Costs and expenses:
  Cost of revenues                          1,196,555          988,636        3,184,276        2,395,686
  Selling and marketing                        19,917           13,389           78,792           42,779
  General and administrative                  488,254          397,614        1,547,019        1,327,653
                                       ---------------   --------------   --------------   --------------

    Total costs and expenses                1,704,726        1,399,639        4,810,087        3,766,118
                                       ---------------   --------------   --------------   --------------

    Operating income                          142,486           80,359          369,958          211,533

Interest income and expense, net               14,842           13,519           37,235           29,428
Other income, net                              33,858           47,638          113,908          150,442
                                       ---------------   --------------   --------------   --------------

Income before tax                             191,186          141,516          521,101          391,403
Provision for income tax                        2,625                -            7,875            3,200
                                       ---------------   --------------   --------------   --------------

Net income                           $        188,561  $       141,516  $       513,226  $       388,203
                                       ===============   ==============   ==============   ==============

Net income per share                 $           0.01  $          0.00  $          0.02  $          0.01
                                       ===============   ==============   ==============   ==============

Weighted average common
  and common equivalent
  shares outstanding                       30,530,014       30,005,274       30,366,118       29,901,262
                                       ===============   ==============   ==============   ==============





The accompanying notes are an integral part of these financial statements.

                             TEKNOWLEDGE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                                      Nine Months Ended September 30,
                                                                      -------------------------------
                                                                               1996              1995
                                                                               ----              ----
Cash flows from operating activities:
  Net income                                                         $      513,226  $        388,203
  Adjustments to reconcile net income to net cash
  provided by operating activities:
    Amortization of capitalized software                                     50,995           231,111
    Depreciation                                                            143,757            96,339
    Stock compensation expense                                              120,173           180,259
    Gain on sale of fixed assets                                               (100)           (4,559)
    Changes in assets and liabilities:
     Receivables                                                            (25,341)         (103,052)
     Deposits and prepaid expenses                                          (15,424)           17,321
     Accounts payable                                                       (82,235)          (30,658)
     Accrued liabilities                                                      7,700          (341,902)
                                                                       -------------   ---------------

    Net cash provided by operating activities                               712,751           433,062
                                                                       -------------   ---------------

Cash flows from investing activities:
  Capitalization of software costs                                          (60,446)          (63,399)
  Purchase of equipment and improvements                                   (192,427)         (125,907)
  Proceeds from sale of equipment                                               100             4,559
                                                                       -------------   ---------------

    Net cash used for investing activities                                 (252,773)         (184,747)
                                                                       -------------   ---------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                      7,090             2,644
  Payments of capital lease obligations                                      (3,599)          (10,369)
                                                                       -------------   ---------------

    Net cash provided by (used for) financing activities                      3,491            (7,725)
                                                                       -------------   ---------------

Net increase in cash and cash equivalents                                   463,469           240,590

Cash and cash equivalents at beginning of period                            962,724           809,169
                                                                       -------------   ---------------

Cash and cash equivalents at end of period                           $    1,426,193  $      1,049,759
                                                                       =============   ===============



The accompanying notes are an integral part of these financial statements.

                             TEKNOWLEDGE CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996



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

2.       Net Income Per Share

                  The number of shares of common stock used in the computation of per share earnings for the three months and nine months ended September 30, 1996 and 1995, respectively, is the weighted average number of shares of common and common shares equivalent outstanding during the applicable periods. Common stock options which are common stock equivalents are included for the three months and nine months ended September 30, 1996 and 1995 because they are dilutive. The differences between primary and fully diluted earnings per share are immaterial, therefore only primary earnings per share are presented in the financial statements.

3.       Contingencies - Patent Litigation

                  Refer to Part II Item 1. Legal Proceedings.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

         Forward looking statements made in this section relating to recruiting of additional employees, increase in demand for new employees, expected growth and revenues, mix of revenues between government and commercial, anticipated new government contracts, and the development and announcement of commercial products are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward looking statements contained herein.

Results of Operations

Revenues

         Revenues for the three months and nine months ended September 30, 1996 were $1,847,212 and $5,180,045, an increase of 25% and 30% over the amount reported in the comparable periods in 1995 of $1,479,998 and $3,977,651, respectively. These increases in revenues result primarily from the addition of technical employees who performed on government contracts awarded between 1994 and 1996. The Company continues to recruit for a number of open positions on existing contracts and anticipates an increase in demand for new employees if new contracts are awarded as anticipated in the last quarter of fiscal 1996. Revenues from government contracts represent 98% of total revenues for the three months and nine months ended September 30, 1996, as compared to 98% and 94% for the comparable periods in 1995. The Company expects the mix of revenues between government and commercial services and products to remain about the same in 1996; however, the Company has increased significantly its software development program for commercial Internet software.

         The Company intends to leverage the knowledge it has gained and the technology it has developed in government sponsored research programs into commercial projects, which have potential for expanding into new business areas and increasing sales and profit margins significantly. To this end, the Company has invested resources in the development of commercial Internet software products and is exploring other opportunities in the commercial arena. The Company's long-term goal is to increase significantly the mix of commercial to government revenues.

Costs and Expenses

         Costs of revenues were $1,196,555 and $3,184,276 for the three months and nine months ended September 30, 1996, compared to $988,636 and $2,395,686 for the comparable periods in 1995, respectively. Costs and expenses rose 21% and 33% for the three months and nine months ended September 30, 1996 over the comparable periods in the previous year due primarily to the aforementioned increase in the technical workforce. Cost of revenues as a percentage of revenues was 65% and 61%, respectively, for the three months and nine months ended September 30, 1996, compared to 67% and 60% for the three months and nine months ended September 30, 1995. The slight decrease in cost of revenues as a percentage of revenues for the three months ended September 30, 1996 was incurred as a result of an increase in bid and proposal activities which the Company intends to use to generate new bookings.

         Combined selling and marketing and general and administrative costs for the three months and nine months ended September 30, 1996 were $508,171 and $1,625,811, compared to $411,003 and $1,370,432 for 1995. The increase was mainly due to the cost of implementing a shareholder Rights Agreement in January 1996, a proportional addition of administrative staff, and miscellaneous administrative costs in support of a growing technical workforce. Combined selling and marketing and general and administrative costs as a percentage of revenues were 28% and 31%, respectively, for the three months and nine months ended September 30, 1996, compared to 28% and 34%, respectively, for the three months and nine months ended September 30, 1995.

         The Company recorded no material charges for research and development ("R&D") in either the three months or nine months ended September 30, 1996 or the comparable periods in 1995. Most of its resources for research and development were diverted to the litigation matter as discussed in Part II Item
1. Legal Proceedings. On the other hand, the Company's extensive government sponsored contract work on distributed intelligent systems and Associate Systems constitutes a significant amount of "sponsored R&D." The company retains all patent and commercial rights to the technology it develops on these contracts.

         The Company has capitalized software development costs from the point at which technological feasibility was determined through general availability of the product. For the nine months ended September 30, 1996, capitalized software development costs were $60,446 as compared to $63,399 in the same period last year. These costs reflect the Company's effort towards building software products for the commercial marketplace.

         Interest income was $14,842 and $37,235, respectively, for the three months and nine months ended September 30, 1996 and $13,519 and $29,428 for the comparable periods in 1995. Other income was $33,858 and $113,908, respectively, for the three months and nine months ended September 30, 1996 and $47,638 and $150,442 for the comparable periods in 1995. The majority of this other income was from the previous sale of a product line. The product line was sold in exchange for a note and a royalty agreement in 1990. Because of the uncertainty surrounding the eventual collection of the note, the Company has elected to recognize the proceeds as other income only when cash is received.

         Net income for the three months and nine months ended September 30, 1996 was $188,561 and $513,226, or $.01 and $.02 per share, compared to $141,516 and $388,203, or $.00 and $.01 per share, for the three months and nine months ended September 30, 1995. Net income represented 10% of revenues for the three months and nine months ended September 30, 1996 and 1995, respectively. A material portion of net income was derived from non-operating income related to the collection of the note mentioned in the preceding paragraph. The Company anticipates some variation in net income as a percentage of revenues among different quarters of the year, as a result of fluctuations in the amount of billable hours due to the technical workforce's seasonal utilization of earned vacation time.

Certain Factors That May Affect Future Results of Operations and/or Stock Price

         Currently, agencies of the U.S. Government sponsor most of the Company's technical work. In recent years, the portion of the Company's revenues attributed to government business has risen from 95% in fiscal 1995 to 98% for the nine months ended September 30, 1996. Government contracts are potentially more risky than commercial contracts because they are subject to agency funding limitations, congressional appropriation, and changes in political priorities.

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

         All of the Company's government contracts are the cost-plus-fixed-fee type. Revenues, costs and earnings on government contracts are determined based on estimated overhead rates derived from forecasted annual costs. The Company's actual experience in headcount growth, billable efficiency, and costs may vary from those forecasted and necessitate adjustments of estimated overhead rates. Such adjustments are made on a cumulative basis whereby the resulting revenue and income effects are recognized in the period of the adjustments.

         Generally, the Company's operating results may be affected by a wide variety of factors, including successful commercialization of the Company's products, competition from larger companies, staffing and recruiting competition, general economic conditions, and the possibility of a favorable or unfavorable outcome in pending litigations (see Part II Item 1. Legal Proceedings.)

Bookings and Backlog

         At September 30, 1996, the expected order backlog was approximately $10 million, which consisted of (i) new orders for which work has not yet begun, and
(ii) revenue remaining to be recognized on work in progress. 100% of the backlog was from government customers. Approximately 51% of the backlog consists of government-sponsored programs that are awarded but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The Company's order backlog at December 31, 1995 was approximately $10.5 million.

Liquidity and Capital Resources

         As of September 30, 1996, unused sources of liquidity of the Company consisted of $1,426,193 of cash and cash equivalents, an increase of $463,469 from December 31, 1995. Included in the increase was $712,751 provided by operating activities, $252,773 used for investing activities, and $3,491 provided by financing activities. Net income for the nine months ended September 30, 1996 of $513,226, after adjustments for non-cash items such as depreciation, amortization and stock compensation expense, provided $828,151 in cash to the Company. These funds were primarily used to acquire $192,427 in computer equipment and improvements, reduce accounts payable by $82,235, and finance $60,446 in software development.

         The Company believes that the present level of cash and cash equivalents is adequate to service the liquidity needs of the Company in the next twelve months. The Company relies principally on the collection of receivables to generate internal cash reserves. The government is capable of temporarily disrupting the flow of cash to the Company at any time, for example, as a result of delays associated with the annual budget process. In addition, a judgment adverse to the Company in the legal proceedings described in Part II
Item 1 could have a negative material impact on the Company's short-term liquidity if the Company is subject to penalties or other assessments. The Company, however, does not consider this a likely outcome.

         The Company has an unsecured line of credit from a financial institution in the amount of $1,000,000. The Company may borrow up to a maximum of 60% of the receivable base or $1,000,000, whichever is lower. The line is subject to certain covenants and maintenance requirements, which have been fulfilled. The line expires in May 1997 but is expected to be renewed. The Company had not utilized the credit line through September 30, 1996.

         Management believes the Company will be able to operate in the next twelve months without additional financing, whether in the form of borrowings or equity capital. Successful operations in the long term will require growth in revenues and profitability which may require additional financing.

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

                      On August 27, 1996,  Teknowledge  and Trilogy  Development
              Group, Inc. agreed to a settlement of their disputes. On August 29, 1996, Trilogy's attorneys provided written notification to the Federal District Court that the companies had reached a settlement. Under the agreement, Trilogy would provide consideration to Teknowledge and Teknowledge would grant a license to Trilogy to use the technology covered by the patent-in-suit. The agreement also provided that all lawsuits between the parties would be dismissed and that all previously existing debt between the parties would be canceled. The other details of the agreement are to be kept confidential by both parties.

                      Nevertheless,   on  August   30,   1996,   before   formal
              documentation memorializing the settlement agreement was finalized, but after Trilogy's lawyers confirmed to the Court in writing that the case had been settled, the U.S. District Court entered an order granting Trilogy's motion for summary judgment invalidating the patent. In view of the Court's order, Trilogy has taken the position that no settlement yet exists and that it need not abide by the terms to which the parties agreed and represented to the Court. The Company has informed Trilogy that the Company intends to enforce the settlement agreement, and believes that Trilogy has breached the settlement agreement. Accordingly, on September 20, 1996, the Company filed a motion to vacate the judgment in light of the prior settlement. The Company and Trilogy engaged in discussions regarding the settlement agreement in light of the Court's judgment. There is no assurance that the parties will be able to resolve the issues without further litigation, that the Company's motion to vacate and dismiss will be successful, or that the Company will be able to enforce the settlement agreement.

                      On  September  19,  1995,  Trilogy  filed  a  suit  in the
              Delaware Superior Court alleging breach of contract by the Company in relation to $125,000 in deferred payments under a 1987 agreement between BMW Vision Associates Limited Partnership ("BMW") and American Cimflex Corporation ("ACC"), a predecessor to the Company. The agreement provided for the sale of technology by BMW to ACC for a consideration including certain deferred payments. In July 1995, Trilogy acquired by assignment for $276,786 BMW's right to the remaining deferred payments and then demanded payment of $525,000 from the Company. In September 1995, the Company paid Trilogy $400,000 in full satisfaction of the

              $525,000, disclaiming the obligation to pay the balance of $125,000 which the Company believes to be barred by statute of limitation. Trilogy filed a suit seeking the $125,000, subsequent deferred payments, interest and attorney fees. On August 20, 1996, the Court denied the Company's motion for partial summary judgment on the choice of law issue, deciding that California law, instead of Pennsylvania law, should apply to the issue of accord and satisfaction. The Company is preparing a motion for summary judgment on its statute of limitations defense. However, the final outcome of this litigation may be decided by the ultimate enforceability of the settlement agreement between the Company and Trilogy described in the preceding paragraph, which provides for the dismissal of this lawsuit and the settlement of the underlying claim.

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

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

           Exhibit
           No.      Description
           ---      -----------


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

b) The registrant did not file a report on Form 8-K during the quarter ended September 30, 1996.

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



                                                     TEKNOWLEDGE CORPORATION
                                                     -----------------------
                                                           (Registrant)




/s/ Frederick Hayes-Roth      Chairman of the Board         November 12, 1996
------------------------      of Directors and Chief
Frederick Hayes-Roth          Executive Officer
                              (Principal Executive
                              Officer)



/s/ Neil A. Jacobstein        President and Chief           November 12, 1996
------------------------      Operating Officer
Neil A. Jacobstein



/s/ Dennis A. Bugbee          Director of Finance,          November 12, 1996
------------------------      Treasurer and Secretary
Dennis A. Bugbee              (Principal Financial and
                              Accounting Officer)