Form 10KSB40
period 1996-12-31
TEKNOWLEDGE CORP
filed 1997-03-31
CIK 716214

                                   - Page 1 -



                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

              [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 1996

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
            OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                        For the transition period from to
                         Commission File Number 0-14793

                             TEKNOWLEDGE CORPORATION
           (Name of small business issuer as specified in its charter)

              Delaware                                             94-2760916
(State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization)                               Identification No.)

1810 Embarcadero Road, Palo Alto, California                          94303
--------------------------------------------                          -----

(Address of principal executive offices)                            (Zip Code)

Issuer's telephone number (415)424-0500

Securities registered pursuant to Section 12 (b) of the Act:  None

Securities registered pursuant to Section 12 (g) of the Act:

                                          Common Stock, $.01 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $7,158,763

The aggregate market value of Common Stock, $.01 par value per share, held by non-affiliates of the registrant was $13,675,134 on March 20, 1997 (based on the average bid and ask price per share of Common Stock on that date as reported over-the-counter by the National Quotation Bureau).

On March 20, 1996, there were 26,205,643 shares of Common Stock, $.01 par value per share, of the registrant outstanding.

Documents Incorporated by Reference:
Proxy Statement for 1997 Annual Meeting of Stockholders                 Part III

                                     PART I

--------------------------------------------------------------------------------

Item 1.       Description of Business

         Teknowledge Corporation (the "Company") is in the distributed knowledge processing business. Teknowledge is leveraging its core competencies in knowledge based systems and large scale, distributed object-oriented software with the expanding opportunities presented by the Internet and the World Wide Web. The Company provides software products and consulting services for commercial and government applications. The Company's key business lines are:
Sales Associate Product, Education & Training Technologies, Command & Control, Situation Assessment and Data Fusion, and Distributed Systems Engineering. The Company was incorporated on July 8, 1981 under the laws of the State of Delaware. The Company's principal executive offices are located at 1810 Embarcadero Road, Palo Alto, California 94303.

         The Company is the surviving corporation of the merger (the "Merger") of American Cimflex Corporation and Teknowledge, Inc., which was consummated in 1989. Since the Merger, the Company has discontinued or divested certain of its business units. Ongoing operations of the Company consist primarily of the former operations of Teknowledge's Knowledge Systems Division located in Palo Alto and three satellite engineering offices located in San Diego, California
(1995), Washington, D.C.(1995), and Orlando, Florida (1996).

         The Company's commercial software products can be operated on individual computers and integrated into the Internet or intranets. The Company maintains an active intellectual property program, and currently holds eight U.S. software patents. The application software developed by the Company includes the Sales Associate(a) which interviews customers and configures sales orders on the Internet, knowledge-based expert systems, and systems to manage webs of networked information. The Company's products and services are primarily marketed to domestic commercial companies and the United States Government, although the Company has several international customers.

Overview

         Knowledge-based  systems are computer  software  programs that capture, represent, distribute, and apply knowledge to solve specific applications problems. The Company develops software architectures, designs, and operational systems that integrate conventional software and knowledge systems in distributed, heterogeneous network applications. These architectures are embodied in products and services to support distributed intelligent systems integration and applications.

          Computer software applications provide maximum value when integrated into networked operations, both within and between enterprises. Integration of these various functions is facilitated if object-oriented software is designed with an "open architecture." This allows the same applications software and user interfaces to be distributed via a client-server protocol across many different types of computers. The Company's products and services are designed to maximize the value of distributing and activating application knowledge within flexible frameworks for software integration.

         Since the U.S. Department of Defense and many commercial businesses are now conducting large-scale operations over international computer networks such as the Internet, much of the Company's current and future business focus is on providing associate systems to make it possible to delegate knowledge-intensive tasks to network-enabled computer software associates systems. These associate systems may accomplish routine tasks, accelerate information gathering, disseminate knowledge over computer networks, or improve resource utilization. Teknowledge's strategic plans include commercializing software that amplifies human productivity through the use of these associate systems. Teknowledge has built six associate systems and commercialized one. These systems include:
Briefing Associate, the Parent's Associate, the Student's Associate, the Project Center Associate, the Desktop Associate, and the commercial Sales Associate.

Operations

         Teknowledge headquarters is located in Palo Alto, California. The Company continues to expand its technical staff at its headquarters and in the Washington DC, San Diego, and Orlando branch offices. The Company has five program areas that provide interrelated but distinct lines of business from the commercial Sales Associate product to R&D on distributed object oriented systems as discussed below.

         Sales Associate Product

         The Sales Associate is a commercial software product for providing unassisted sales over the Internet. It incorporates rules of selling and utilizes specific product knowledge to emulate the best practices of the most productive sales person in a firm. The product goes beyond the typical browsing interaction on the World Wide Web by engaging the customer in an interactive dialog about products. The Sales Associate creates a unique profile of every customer and specializes the sales presentation to each prospect. It never forgets a customer's profile and preferences, and the Associate uses all available information towards the next sale. The system can specialize its visual form to match the user's profile, selecting among web text, audio, or 3D renditions. The Sales Associate incorporates both generic and domain-specific "rules of selling" to guide the sales process. It matches a customer profile with the products in a product knowledge base. The Sales Associate delivers up-to-the minute information on product features and availability, as well as news of special discounts and other promotions. Sales are processed immediately on-line through electronic credit or digital cash. Customer fulfillment comes via mail or local delivery. The Sales Associate is a new product in a new market category. There are uncertainties and risks associated with the introduction of any new software product, but the Company is committed to making the Sales Associate a commercial success.

         The Company has also developed application software systems for several customers to design and check hardware configurations. This configuration software is in daily use at Applied Materials and Motorola Corporation. The Company has been building configuration systems for over a decade, and has codified some of that experience in reusable configuration software.

         M.4 is a commercial software tool produced by the Company and sold to customers who want to build their own knowledge-based problem-solving systems.
M.4 and its predecessors have been sold and supported by Teknowledge as shrink-wrapped software since 1985. M.4 is used primarily as a tool that allows users to embed expertise within other software systems. M.4 is sold principally on PC platforms, and it includes interfaces to Visual BasicTM1, Visual C++TM1, and ToolbookTM2. The market for expert systems tools is limited, but M.4 provides a useful infrastructure for developing knowledge based application systems.

1 Visual Basic(a) and Visual C++(a) are trademarks of Microsoft Corporation. 2 Toolbook(a) is a trademark of Asymetrix Corporation.

         Education and Training Technologies

         The Internet and the World Wide Web have created a new opportunity for formerly isolated desktop systems that provided computer-aided instruction. Not only have the techniques of computer aided instruction improved dramatically in recent years, but the means to distribute them have undergone a veritable revolution. Now it is possible to provide distance learning via an interactive course delivered through a standard World Wide Web browser or associated application system. There are opportunities to deliver in-house corporate training over intranets, K-12 education over the Internet, and just-in-time adult training on the job or in the home. Teknowledge has been involved in education and training since 1981, and in 1996 it created a program devoted entirely to this growing opportunity. Teknowledge has served for the past two years as the Cluster Leader for the US's largest multi-institution project on Intelligent Tutors and Associates. The DARPA sponsored Computer Assisted Education and Training Initiative is sponsoring Teknowledge's Parents Associate to enable parents to get advice on parenting and access to Internet based educational resources, and a Center Associate to provide a computer-based coach or peer to help guide users in getting the most from education resources available to them. Teknowledge is actively developing distance learning technology to provide cost effective industrial strength courseware over the Internet.

         Command and Control

         Teknowledge's Command, Control, Communications, Computer, and Intelligence ("C4I") program is focused on intelligent use of computers and communications in command and control applications. These applications may be used in times of natural disasters such as floods or hurricanes, humanitarian interventions into war torn areas such as Bosnia, or external conflicts, such as the Gulf War. A keystone of C4I systems is that they use all of the available information provided by web servers, situation servers, and other specialized servers. The resulting digital planning space is used to assess alternative courses of action, to select action plans, and to monitor and control the results of those plans. Teknowledge has contracts to provide architectures and systems implementations for several command and control applications.

         The Briefing Associate developed in this program supports briefers in constructing Internet accessible command and control briefings and customizing them for specific audiences.

         Situation Assessment and Data Fusion

         Complex problem solving in emergencies, competitive enterprises, or external conflicts, typically requires the problem solver to access and combine data from multiple sources, and to develop a dynamic assessment of an evolving situation. Teknowledge's Situation Assessment and Data Fusion program focuses on providing distributed tools and systems infrastructure to fuse data from multiple sources and combine those data into a cogent and often shared perception of a situation. An example of a project in this program includes the DARPA sponsored HIBURST project which focuses on the design and implementation of high performance information bases using real-time scaleable technology in time critical applications. This project will produce a situation server, and an accelerator to improve access to information distributed throughout computer networks.

         Distributed Systems Engineering

         Operations that are globally distributed over the globe require extensive object-oriented systems infrastructure. Currently, the World Wide Web provides little of this systems infrastructure, and instead relies on the distribution of multimedia documents. In the future, complex webs of objects and knowledge will have to be distributed systematically. This requires the ability to provide high performance, security of operations, maintainability, and distribution by intelligent "push" and "pull" techniques. In addition, the types and quantity of knowledge distributed will require new conceptual schemas and new software for distributed knowledge processing tasks. Teknowledge's Distributed Systems Engineering program focuses on providing precisely this type of infrastructure.

Sales and Marketing

         Company systems and products are marketed primarily by the Company's employees, including the Chief Executive Officer, the President, and five experienced program managers, supported by senior technical engineers. Each program area offers consulting services to help prospective customers define their problems and projects. Some of these consulting assignments are funded by customers and others are performed at the Company's expense. Except for funded consulting assignments, customers do not fund proposal work, unless agreement is reached in advance.

         The customer base for the Company's products and services consist primarily of government related projects and large industrial corporations. For the year ended December 31, 1996, the Company's direct revenue mix from continuing operations by industry was approximately 98% government and 2%

commercial products and services. In 1995, the Company's mix was approximately 95% government and 5% commercial products and other services. The Company's business is currently concentrated in the United States. Less than 1% of the Company's sales in 1996 and 1995 were to customers outside the United States.

Backlog

         At December 31, 1996, the expected order backlog was approximately $18.5 million, which consisted of (i) new orders for which work has not yet begun, and (ii) revenue remaining to be recognized on work in progress. 100% of the December 31, 1996 backlog is from government customers. Approximately 76% of the backlog consists of government-sponsored programs that are awarded but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. Backlog is an estimate and is subject to a number of risks (see Item 6. Management's Discussion & Analysis or Plan of Operation - Certain Factors That May Affect Future Results of Operations and/or Stock Price). The portion of the overall backlog that is reasonably expected to be fulfilled in the current fiscal year is approximately 38%.

Research and Development

         Almost all of the Company's research and development activities were funded externally, mostly by the Federal Government. Generally, the Company retains the exclusive right to market the government sponsored R&D commercially.

         In accordance with SFAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company incurred software development costs which were capitalized. These capitalized software development costs were $59,485 and $103,676 for the periods ended December 31, 1996 and 1995, respectively.

Competition

          A number of companies provide consulting services and software that compete with aspects of the Company's business. Many of these companies are substantially larger and have greater financial resources than the Company. Sales and configuration systems are provided by Trilogy Development Group, Calico, Concentra, and others. Knowledge-based systems are provided by Carnegie Group, Inference Corp., Neuron Data Corp., Intellicorp, Inc., and Trinzic Corp. Distributed systems engineering, data fusion, and C4I services are provided by Bolt, Beranek, Newman, ISX, ISI, Battele Labs, Perceptronics, Pacific Sierra Research, and SAIC. Internet-based distance education and training technologies are mostly in the R&D stage, with competitors still emerging in the commercial marketplace.

         The major part of the Company's business consists of performing cost-plus-fixed-fee contracts. The Company also offers licenses for the use of its software products with installation, maintenance and support services offered separately. The sales process is traditionally characterized by long lead times from first contact to sale, substantial up-front sales costs and significant competition. Contract awards are generally made on the basis of the concept and quality of the technical proposal, the track record of the bidder, the quality and experience of project management and technical personnel, and price.

 Proprietary Rights

         The Company has relied on a combination of patent, copyright, trade secret and trademark laws, as well as contractual provisions, to protect its proprietary technology. The Company has required employees, customers, vendors, and others who have access to proprietary technology to sign nondisclosure agreements. The Company retains a proprietary right to market commercially most of the development that was sponsored by government agencies. The government may not distribute proprietary information that was developed by the Company to any third party for commercial purposes without first receiving permission from the Company.

         The Company provides its software products to end users under non-exclusive, non-transferable licenses which typically have a perpetual term unless terminated for breach. The Company protects the source code of its software products as trade secrets and unpublished copyrighted works. Additionally, the Company holds patents for the knowledge processing and systems engineering technologies that form the basis for many of the products and configuration services that the Company markets.

         The Company has registered Sales AssociateTM as a trademark in the United States. The COPERNICUSTM trademark is also registered in the US and many foreign jurisdictions. As use of any product name becomes consistent and established, the Company intends to apply for formal registration of the product name as a trademark in the United States and any applicable foreign jurisdictions.

Government Contracts

         In 1996, approximately 98% of the Company's revenues were from cost-type government contracts, and 100% of its December 31, 1996 backlog was from government contracts. Accordingly, the Company's business is dependent upon successful bidding for government contracts. The Company applies for contracts in the form of a proposal by responding to Requests for Proposals and Broad Agency Announcements issued by the United States Federal Government or by prime contractors under contract to the Federal Government. Proposals include discussion of the technical approach to be taken to satisfy the government's or the prime contractor's requirements and a detailed presentation of costs expected to be incurred. The proposal is reviewed and evaluated by technical and administrative personnel employed by the government or the prime contractor. If the procurement method is "competitive bid," the contract is awarded to the company which would best satisfy the government's or the prime contractor's requirements. If the procurement method is a "negotiated award," the government or the prime contractor would enter into negotiations to determine a price for the contract; upon successful conclusion of negotiations, a contract is awarded. Government contracts contain termination clauses which permit contract termination upon the Company's default or at the government's discretion.

         Currently, agencies of the U.S. Government sponsor most of the Company's technical work. In recent years, the portion of the Company's revenues attributed to government business has risen from 95% in 1995 to 98% in 1996.
Government contracts are potentially more risky than commercial contracts because they are subject to agency funding limitations, congressional appropriation, and the political agenda of the current administration in Washington, D.C. However, the particular government customers that have sponsored Teknowledge contract work have been unusually stable in recent years. While there is no guarantee that this will continue to be the case, it is an indication of the priority that the government has historically placed on this type of contract R&D work.

         The typical cost-type government contract performed by the Company has a regulated fixed fee limit which inhibits the Company from improving profit margins on the government contract part of the business beyond what is permitted in the government regulations. Federal Acquisition Regulations (FAR) exclude from reimbursement some "unallowable" expenses which the Company considers a regular part of the business. Additionally, almost all the Company's contracts contain termination clauses which permit contract termination upon the Company's default or at the contracting party's discretion. The Company has not experienced any material cancellations to date; however there can be no assurance that such cancellations will not occur in the future.

         The indirect costs and expenses accumulated in the performance of government contracts are allocated to the customer in the form of overhead (indirect) rates. These rates, which are periodically reviewed by government auditors, fluctuate based on the relationship between the overhead costs and direct costs incurred in the performance of the contract. Excluded from these rates, and not subject to reimbursement, are certain costs (less than 5% of total costs in `96) which are prescribed as unallowable by the government, such as entertainment and advertising, and a considerable portion of patent litigation costs. In addition, the government has established compensation limits for employees which expressly reduce the amount of compensation and related expenses, such as bonuses and stock options, that can be passed on to the government through the overhead rates. In recent years, the Company has experienced a decline in the fees on new government contracts due to government cost saving efforts. Some new contracts may not suffer this fee erosion. However, the overall limitation on potential government contract fees coupled with some increase in the expenses not eligible for reimbursement from the government combine to limit the Company's ability to improve profit margins on government contracts in the future. The Company's government-sponsored R&D is most valuable as a technology incubator, development laboratory, and testbed. The best software from this work becomes candidates for commercial software products. This helps the government amortize the considerable cost of maintenance, and it provides Teknowledge with the opportunity to compete in an growing commercial marketplace.

Employees

         Including contract engineers and temporaries, the Company had a total of 49 full time employees at December 31, 1996. All the employees were employed in the continental United States. The majority of employees, including top management, are technical. They perform direct billable work on contracts or develop and support software products. A core group of administrative staff performs general and administrative functions. A large percentage of the employees hold advanced degrees in technical disciplines. The future success of the Company will depend, in part, on the Company's ability to continue to retain, attract, and motivate highly qualified technical, marketing, and management personnel. This has become a particular challenge as increasing demand for top quality software professionals has exceeded supply. The Company has never had a work stoppage, and it is not a party to a collective bargaining agreement with any of its employees.

Item 2. Description of Property

         The Company's executive offices are located at 1810 Embarcadero Road, Palo Alto, California. On December 1, 1995 a new lease was signed with the landlord for 12,919 square feet of office space at an average price of $1.40 a square foot for a period of three years commencing April 5, 1996. The Company has an option to extend the new lease for an additional three years at the same terms and conditions.

         On February 19, 1996, the Company signed a five-year lease for a business office located in Washington, D.C. Over the term of the lease, base rent is scheduled to rise approximately 3% per annum on the 3,014 square feet of leased space. Over the term of the lease the Company will pay an average rent of $1.95 a square foot per month.

         In January 1994, The Company entered into a settlement agreement with the landlord for the Company's former Franklin, Massachusetts location. Under the terms of this agreement, the lease scheduled to expire in May 1999 was terminated for a total consideration, including accrued interest, of $131,760 which is to be paid in escalating payments over a five-year period. Payments are due January 31 of each year. As of December 31, 1996, a total of $43,056 in payments have been made and the remaining liability was included in "Long-term liabilities - Provision for discontinued operations" and "Current liabilities - Other" (see Part II Item 7: Financial Statements).

         In September 1993, the Company entered into a settlement agreement with the landlord at the former Bridgeville, Pennsylvania location. Under the terms of the agreement, the Company will avoid an annual settlement amount of $18,306 unless there exists a differential in rent between what the new tenant pays and what the Company was expected to pay during the term of the original lease. The settlement agreement provides for a maximum payment of $18,306 by the Company per annum until 1998. There have been no such rent assessments to date. As of December 31, 1996, current and long-term future possible assessments totaling $36,610 were included in "Current liabilities - Other" and "Long-term liabilities Restructuring obligation" (see Part II Item 7: Financial Statements).

Item 3. Legal Proceedings

         On or about August 2, 1994, Daniel R. Robusto, a former executive of the Company, filed a suit in the Court of Common Pleas of Allegheny County, Pennsylvania, pursuant to Pennsylvania Wage Payment and Collection Law, alleging breach by the Company of an employment settlement agreement and the nonpayment of severance wages of $107,307 plus liquidated damages of $26,827, attorney fees and other court costs. The Company has responded to the initial complaint and asserted certain counterclaims against Mr. Robusto based upon his actions while in office. The litigation process is continuing.

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

         Nevertheless, on August 30, 1996, before formal documentation of the settlement agreement was finalized, but after Trilogy's lawyers confirmed to the Court in writing that the case had been settled, the U.S. District Court entered an order granting Trilogy's motion for summary judgment invalidating the patent. In view of the Court's order, Trilogy has taken the position that no settlement yet exists and that it need not abide by the terms to which the parties agreed and represented to the Court. The Company has informed Trilogy that the Company intends to enforce the settlement agreement, and believes that Trilogy has breached the settlement agreement. Accordingly, on September 20, 1996, the Company filed a motion to vacate the judgment in light of the prior settlement. The Company and Trilogy engaged in discussions regarding the settlement agreement in light of the Court's judgment; however, there is no assurance that the parties will be able to resolve the issues without further litigation, that the Company's motion to vacate and dismiss will be successful, or that the Company will be able to enforce the settlement agreement.

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

         Management of the Company believes the above suits are without merit and intends to defend itself vigorously. Management believes the ultimate resolution of the above matters will not have an adverse material impact on the Company's financial position and results of operations.

Item 4. Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                     PART II
--------------------------------------------------------------------------------

Item 5.  Market for Common Equity and Related Stockholder Matters

         The Common Stock of Teknowledge is traded under the symbol TEKC on the "Bulletin Board," an over-the-counter ("OTC") listing service provided by the National Quotation Bureau. The price of the stock is updated periodically when a trade is made. On March 25, 1997, the listed closing "bid" price of the stock was $.51 a share.

          The following table sets forth the range of high and low bid information for the Common Stock on the OTC Bulletin Board for the quarterly periods indicated. The bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Company has never paid dividends on its capital stock.

                  1996                      High             Low

First quarter, ended March 31, 1996       $ .55            $ .25
Second quarter, ended June 30, 1996         .86              .46
Third quarter, ended September 30, 1996     .86              .56
Fourth quarter, ended December 31, 1996     .72              .40


                  1995                      High             Low

First quarter, ended March 31, 1995        $ .25           $ .11
Second quarter, ended June 30, 1995          .35             .10
Third quarter, ended September 30, 1995      .72             .10
Fourth quarter, ended December 31, 1995      .38             .10

     As of December 31, 1996 there were 1,992 holders of record of Common Stock of the Company.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Overview of Significant Matters

         Forward looking statements made in this section relating to recruiting of additional employees, expected growth and revenues, competition for expected new government contracts, development and announcement of commercial products, and expected legal expenditures are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All forward looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward looking statements contained herein as a result of competition, agency funding limitations, other factors relating to government contracting, ability to attract and retain technical and management personnel, and other factors described in "Certain Factors That May Affect Future Results of Operations and/or Stock Price."

                          Year Ended December 31, 1996
                            Quarterly Results Summary
                    (in thousands except for per share data)

                            First     Second      Third    Fourth     Total
Revenues                   $1,671     $1,662     $1,847    $1,979    $7,159
Costs and Expenses          1,554      1,551      1,705     1,882     6,692
Other and Tax Provision        55         42         47        61       205
Net Income                    172        153        189       158       672
Net Income per share          .01        .00        .01       .00       .02


         The Company's revenues for the year ended December 31, 1996 increased to $7,158,763, a 29% improvement over 1995. Sales to Federal Government entities contributed 98% of total revenues for the year. Total revenues are expected to increase further due to the 76% increase in backlog of $18.5M versus $10.5M as of December 31, 1995. Of the $18.5M, $12.0M in new contracts were awarded to the Company in late 1996 and are expected to contribute to an increase in revenues by mid-1997, provided the Company is able to attract and retain additional software engineers. The Company competes for software engineering professionals in a highly dynamic industry against companies which often have more resources and a higher visibility than the Company. Recruiting software engineers in Silicon Valley has become particularly difficult in recent years as demand has outpaced supply. However, the Company has had moderate success in recruiting new technical employees for its branch facilities, particularly in Washington, D.C., and management believes future development of the technical staff may favor one or more of the branch office locations.

Certain Factors That May Affect Future Results of Operations and/or Stock Price:

         The Company recognizes that the continued success of the business is dependent on key management and technical personnel, the loss of one or more of whom could adversely affect aspects of the Company's business. The hiring of five senior program managers in the past two years will mitigate this risk. The Company relies on its executives and program managers for the attainment and negotiation of government awards, preparation of proposals, and the general direction and management of the Company. The Company believes that its future success depends on attracting and retaining highly skilled technical personnel and other employees.

         Management believes that the market for Internet software is a significant new opportunity for growing the Company rapidly. Further, management believes that Teknowledge is in an excellent position to utilize software developed under R&D contracts into new commercial products. However, if the Internet market fails to develop, develops more slowly than expected, becomes saturated with competitors, or if the Company's products for the Internet market do not achieve market acceptance, the Company's business, financial condition, and results of operation may be materially and adversely affected. There can be no assurance that commerce over the Internet or the demand for associate systems will grow as quickly as expected, or that any products developed or marketed by the Company will achieve market acceptance for these purposes. The Company's products may be subject to price erosion and marketing risks due to free client software distributed by on-line service providers, Internet access providers, and others. There can also be no assurance that any products developed by the Company for such new markets, even if accepted, will generate any significant profits for the Company.

         The Company's operating results are affected by a wide variety of factors, including successful commercialization of the Company's products, competition from larger companies, ability to staff and recruit employees, general economic conditions, and the possibility of an unfavorable or favorable outcome in pending litigation (see Part I Item 3. Legal Proceedings).


Results of Operations

         1996 compared to 1995

         Revenues  increased  $1,592,710,  or 29%,  to  $7,158,763  in 1996,  as
compared to a 63% growth in revenues in the previous year. This increase was attributable primarily due to increased service revenues from additional government contracts awarded in 1996 and ongoing service revenues on previously awarded contracts. The Company continues to recruit and employ additional technical employees to meet the needs of awarded contracts. Future revenue growth is expected in 1997 due to the addition of several new government contracts in the fourth quarter of 1996.

         Cost of revenues were  $4,541,823  and  $3,409,703 in 1996 and 1995, to
63% and 61% of revenues, respectively, primarily due to an increase in the costs associated with the growth in the technical workforce which support both new and existing projects.

         Combined selling and marketing costs and general and administrative costs for 1996 were $2,150,659, or 30% of revenues, versus $1,930,239, or 35% of revenues in 1995. The decrease is primarily due to a reduction in compensation expenses of $120,000 associated with the grant of options to executives which were fully vested in 1996, as well as overall cost control efforts.

         The Company recorded no charges for research and development ("R&D") in either 1996 or 1995. Much of the Company's research and development efforts are funded through government projects, and the Company may transform results from these efforts into Company-sponsored products at a later date.

         Interest income was $57,612 in 1996 versus $41,747 for 1995. The increase was primarily due to increased cash balances during the year. Other income decreased by $25,606 to $173,131 in 1996. Other income in 1996 and 1995 primarily resulted from the cash receipts for the sale in 1990 of a product line. In 1996, the Company received the final payment and there will be no other income from this sale in the future.

         Net income in 1996 was $672,374 versus $450,670 in 1995. Income per common share was $.02 for each year.

Inflation

         During the foregoing periods, the Company did not experience any significant effect from inflation.

Liquidity and Capital Resources

         As of December 31, 1996, unused sources of liquidity of the Company were $1,797,892 in cash and cash equivalents, an increase of $835,168 over the previous year. Cash totaling $1,148,976 was provided by operating activities.

Cash was reduced by $317,713 in capital expenditures, which was invested primarily in the development of the Sales Associate system, and the purchase of computer equipment and other improvements for the new branch office located in Washington D.C.

         The Company believes that the present level of cash and cash equivalents is adequate to service the liquidity needs of the Company in 1997. The Company relies principally on the collection of receivables to generate internal cash reserves.

         The Company has an unsecured line of credit from a financial institution in the amount of $1,000,000. The Company may borrow up to a maximum of 60% of the receivable base or $1,000,000, whichever is lower. The line is subject to certain covenants and maintenance requirements, which have been fulfilled. The line expires on May 10, 1997 but is expected to be renewed. The Company did not utilize the credit line in 1996.

Item 7.  Financial Statements

         The response to this item is incorporated by reference in a separate section of this report. See Exhibits and Reports on Form 8-K, Item 13(a)(1) and
(2).

     Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.


                                    PART III


Item 9. Directors, Executive Officers, Promoters and Control Persons;Compliance With Section 15(a) of the Exchange Act
-------------------------------------------------------------------------------

         The information required by Item 9 regarding directors and executive officers of the Company is incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Compensation - Employment and Consulting Agreements" included in the definitive proxy statement for the Company's 1997 Annual Meeting of Stockholders (the "1997 Annual Meeting Proxy Statement").

Item 10. Executive Compensation

         The information required by Item 10 is incorporated herein by reference to the section entitled "Executive Compensation" included in the 1997 Annual Meeting Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         The information required by Item 11 is incorporated herein by reference to the section entitled "Security Ownership" included in the 1997 Annual Meeting Proxy Statement.

Item 12. Certain Relationships and Related Transactions

         The information required by Item 12 is incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Compensation" included in the 1997 Annual Meeting Proxy Statement.

Item 13. Exhibits and Reports on Form 8-K

(a)(1) and (2):  Financial Statements and Financial Statement Schedules.

         Reference is made to the Index to Financial Statements preceding the consolidated financial statements included in response to Part II, Item 7 of this annual report for a list of all financial statements filed.

(a)(3):  Exhibits

         Set  forth  below  is  a  list  of  all  exhibits   filed  herewith  or
incorporated by reference as part of this Annual Report on Form 10-KSB.

Exhibit No.        Description

           3.1 Amended and Restated Certificate of Incorporation of Teknowledge Corporation (6)

           3.2 Amended and Restated Bylaws of Teknowledge Corporation (8)

           3.3 Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock (8)

           4.1 Rights Agreement dated January 29, 1996 between the Company and Registrar and Transfer Company as Rights Agent (8)

Exhibit No.    Description

          10.1 Cimflex Teknowledge Corporation 1989 Stock Option Plan

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

          10.10Asset  Purchase  Agreement,  dated  December  14,  1990,  between
               American Automated Factories,  Inc. and Control Automation,  Inc.
               (3)

          10.11Lease, dated  June  10,  1991,   between  Cimflex   Teknowledge
               Corporation and Pittsburgh Great Southern Company (3)

          10.12Amended Employment Agreement, dated as of January 21, 1992, between Cimflex Teknowledge Corporation and Daniel R. Robusto (3)

          10.13Settlement Agreement, General Release, and Waiver of Claims, dated November 21, 1992, between Daniel R. Robusto and Cimflex Teknowledge Corporation (4)

          10.14Settlement  Agreement,   dated  May  21,  1993,  between  Cimflex
               Teknowledge Corporation and Third Copley-Franklin Trust (5)

          10.15Settlement  Agreement,  dated September 1, 1993,  between Cimflex
               Teknowledge Corporation and Pittsburgh Great Southern Company (5)

          10.16Settlement  Agreement,  dated December 15, 1993,  between Cimflex
               Teknowledge   Corporation   and   Heitman   Michigan   Trustee  I
               Corporation (5)

Exhibit No.    Description
----------     -----------

          10.17Change of Control  Agreement,  dated  November 21, 1994,  between
               Teknowledge   Corporation  and  Frederick   Hayes-Roth  and  Neil
               Jacobstein (7) 27 Financial Data Schedule

          23.1 Consent of Arthur Andersen LLP, independent public accountants

          27   Financial Data Schedule

References

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

(b)      Reports on Form 8-K

         None.

(c)      Exhibits

         Reference is made to the response to Item 13(a)(3) above for a list of all exhibits filed herewith or incorporated by reference as part of this Annual Report on Form 10-KSB. Reference is also made to the Exhibit Index forming part of this Annual Report on Form 10-KSB.

(d)      Financial Statement Schedules

         Reference is made to the response to Item 13(a)(1) and (2) above with regard to the financial statement schedules filed as part of this Annual Report on Form 10-KSB.

         For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-27291, 33-77874, 33-78984, 33-82720, and 333-00261.

         Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the Securities and Exchange

Commission such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

                                   SIGNATURES

         In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 Teknowledge Corporation


Date:  March 27, 1997                   By:      /s/ Frederick Hayes-Roth
                                                ------------------------
                                                  Frederick Hayes-Roth
                                                  Chairman  of  the
                                                  Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Name                       Capacity             Date

/s/ Frederick Hayes-Roth            Chairman of the Board     March 27, 1997
---------------------------
Frederick Hayes-Roth                of Directors and
                                    Chief Executive Officer
                                    (Principal Executive
                                    Officer)

/s/ Neil A. Jacobstein              President, Chief          March 28, 1997
--------------------------
Neil A. Jacobstein                  Operating Officer and
                                    Director

/s/ Dennis A. Bugbee                Director of Finance,      March 28, 1997
--------------------------
Dennis A. Bugbee                    Treasurer and Secretary
                                    (Principal Financial and
                                    Accounting Officer)

/s/ General Robert T. Marsh
---------------------------         Director                  March 28, 1997
General Robert T. Marsh

/s/ William G. Roth                 Director                  March 28, 1997
---------------------------
William G. Roth

/s/ James C. Workman                Director                  March 28, 1997
---------------------------
James C. Workman

                          ANNUAL REPORT ON FORM 10-KSB

                   ITEM 7, ITEM 13(a)(1) and (2), (c) and (d)

                          LIST OF FINANCIAL STATEMENTS

                                CERTAIN EXHIBITS

                              FINANCIAL STATEMENTS

     AS OF DECEMBER 31, 1996 AND FOR THE TWO YEARS ENDED DECEMBER 31, 1996

                            TEKNOWLEDGE CORPORATION

                             PALO ALTO, CALIFORNIA

                            TEKNOWLEDGE CORPORATION

                      FORM 10-KSB - ITEM 13(a)(1) and (2)

                   LIST OF CONSOLIDATED FINANCIAL STATEMENTS



The following consolidated financial statements of Teknowledge Corporation are included in Item 7:

Page

Report of Independent Public Accountants                         20

Consolidated Balance Sheet - December 31, 1996                   21 - 22

Consolidated Statements of Operations - Years ended
December 31, 1996 and 1995                                       23

Consolidated Statements of Stockholders' Equity - Years ended
December 31, 1996 and 1995                                       24

Consolidated Statements of Cash Flows - Years ended
December 31, 1996 and 1995                                       25

Notes to Consolidated Financial Statements                       26 - 33

                    Report Of Independent Public Accountants



To Teknowledge Corporation:


We have audited the accompanying consolidated balance sheet of Teknowledge Corporation (a Delaware Corporation) and subsidiary as of December 31, 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teknowledge Corporation and subsidiary as of December 31, 1996, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.







San Jose, California
February 11, 1997

                             TEKNOWLEDGE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             As of December 31, 1996


                                     ASSETS



Current assets:
     Cash and cash equivalents                            $        1,797,892
                                                           -----------------
     Receivables
         Customer - billed, net of allowance of $10,000            1,198,488
         Customer - unbilled                                          80,695
         Others                                                       10,220
                                                           -----------------

             Total receivables                                     1,289,403

     Deposits and prepaid expenses                                    61,452
                                                           -----------------

         Total current assets                                      3,148,747

Capitalized software, net of accumulated
     amortization of $675,209                                        126,001

Equipment and improvements, at cost
     Computer and other equipment                                  2,429,888
     Leasehold improvements                                          766,545
                                                           -----------------
                                                                   3,196,433
     Less accumulated depreciation and amortization               (2,877,020)
                                                           -----------------
     Net equipment and improvements                                  319,413
                                                           -----------------
Total assets                                              $        3,594,161
                                                           =================


     The accompanying notes are an integral part of these consolidated financial statements.

                             TEKNOWLEDGE CORPORATION
                       CONSOLIDATED BALANCE SHEET (CONT'D)
                             As of December 31, 1996

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable                                            $          209,762
     Accrued liabilities                                               693,882
     Other                                                             423,510
                                                             -----------------
     Total current liabilities                                       1,327,154
                                                             -----------------

Long-term liabilities:
     Provision for discontinued operations                              54,432
     Restructuring obligation                                           18,305
                                                             -----------------

     Total long-term liabilities                                        72,737
                                                             -----------------

         Total liabilities                                           1,399,891
                                                             -----------------

Commitments and contingencies (Notes 4 and 11)

Stockholders' equity:
     Preferred stock, $.01 par value, authorized 2,500,000
         shares, Series A convertible, none issued                         -
     Common stock, $.01 par value, authorized 50,000,000
         shares, issued 26,096,770                                    260,963
     Additional paid-in capital (after (i) reduction of
     $57,962,379 for elimination of accumulated deficit
     at December 31, 1992 as a result of quasi-reorganization;
     and (ii) increase of $18,306, $18,306, $105,706 and $1,001,310 in 1996, 1995, 1994 and 1993, respectively as a result
     of reversals of portions of 1992 loss provisions)              1,992,798

     Accumulated deficit since January 1, 1993
         (following quasi-reorganization)                             (56,491)
                                                            -----------------
                                                                    2,197,270
     Treasury stock, at cost, 24,000 shares                            (3,000)
                                                            -----------------
         Total stockholders' equity                                 2,194,270
                                                           ------------------
Total liabilities and stockholders' equity                 $        3,594,161
                                                           ==================

     The accompanying notes are an integral part of these consolidated financial statements.

                             TEKNOWLEDGE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS



                                                 Years ended December 31,
                                                1996                 1995

Revenues                          $        7,158,763   $        5,566,053
                                   -----------------    -----------------

Costs and expenses:
     Cost of revenues                      4,541,823            3,409,703
     Selling and marketing                    95,961               53,049
     General and administrative            2,054,698            1,877,190
                                   -----------------    -----------------

         Total costs and expenses          6,692,482            5,339,942
                                   -----------------    -----------------

         Operating income                    466,281              226,111

Interest income                               57,612               41,747
Other income, net                            173,131              198,737
                                   -----------------    -----------------

Income before tax                            697,024              466,595
Provision for income tax                      24,650               15,925
                                   -----------------    -----------------

Net income                        $          672,374   $          450,670
                                   =================    =================


Net income per share              $             0.02   $             0.02
                                   =================    =================

Weighted average common and common
     equivalent shares outstanding        30,275,473           29,901,487
                                   =================    =================



The accompanying notes are an integral part of these consolidated financial statements.

                             TEKNOWLEDGE CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                   Common Stock           Additional
                             Shares            Par         Paid-in         Deferred     Accumulated        Treasury
                             Issued            Value       Capital         Compensation Deficit            Stock         Total
                            ------            -----        -------         -----------  -------            -------       -------
Balance,
     January 1, 1995        25,716,871       $ 257,164    $ 1,947,397      $ (360,518) $(1,179,535)        $(3,000)      $  661,508

Exercise of
    stock options              206,803           2,068          3,016               -            -               -            5,084

Net income                          -                -              -               -      450,670               -          450,670

Stock compensation expense          -                -              -         240,345            -               -          240,345

Reversal of portions of
provisions made prior to
quasi- reorganization for:

       Restructuring
          reserve                   -                -           18,306             -           -                -           18,306

                            ----------       ---------      -----------     ----------   ----------        -------      -----------
Balance,
    December 31, 1995       25,923,674       $  259,232     $ 1,968,719    $ (120,173)  $ (728,865)        $(3,000)     $ 1,375,913

Exercise of
    stock options              173,096            1,731           5,773             -            -               -            7,504

Net income                           -                -               -             -      672,374               -          672,374

Stock compensation expense           -                -               -       120,173            -               -          120,173

Reversal of portions of provisions
made prior to quasi- reorganization for:
       Restructuring
          reserve                    -                -          18,306             -            -               -           18,306

                            ----------       ----------     -----------    -----------   ---------     -----------     ------------

Balance,
    December 31, 1996       26,096,770          260,963     $ 1,992,798    $        -    $ (56,491)  $      (3,000)    $  2,194,270
                            ==========       ==========     ===========    ===========   =========   =============     ============

     The accompanying notes are an integral part of these consolidated financial statements.

                             TEKNOWLEDGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                Years ended December 31,
                                                   1996              1995

Cash flows from operating activities:
    Net income                        $          672,374  $        450,670
    Adjustments to reconcile net
    income to net cash provided by operating
    activities:
      Depreciation and amortization              296,590           459,021
      Stock compensation expense                 120,173           240,346
      Gain on sale of equipment                     (100)           (4,559)
      Changes in assets and liabilities:
         Receivables                              65,975          (423,261)
         Deposits and prepaid expenses            (4,748)            2,067
         Accounts payable                         28,255           (14,197)
         Accrued liabilities                     (29,543)         (285,025)
                                         -----------------   ----------------

    Net cash provided by operating activities  1,148,976           425,062
                                         -----------------   ----------------

Cash flows from investing activities:
    Capitalization of software costs             (59,485)          (103,676)
    Purchase of equipment and improvements      (258,328)          (165,460)
    Proceeds from sale of equipment                  100              4,559
                                         -----------------   ----------------

    Net cash used for investing activities      (317,713)          (264,577)
                                         -----------------   ----------------

Cash flows from financing activities:
    Proceeds from issuance of common stock         7,504              5,084
    Payments of capital lease obligations         (3,599)           (12,014)
                                         -----------------   ----------------

    Net cash provided by (used for)
     financing activities                          3,905            (6,930)
                                         -----------------   ----------------

Net increase in cash and cash equivalents        835,168            153,555

Cash and cash equivalents at beginning of year   962,724            809,169
                                         -----------------   ----------------

Cash and cash equivalents at end
of year                               $        1,797,892  $         962,724
                                         =================   ================

     The accompanying notes are an integral part of these consolidated financial statements.

                             TEKNOWLEDGE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1996


1.       History and Business

                  Teknowledge  Corporation  (the  "Company")  is  the  surviving corporation of the merger of American Cimflex Corporation ("Cimflex") and Teknowledge Inc., which was consummated in 1989. Prior to 1993, Cimflex restructured and divested a significant part of its operations. Reserves for discontinued operations and restructuring obligations were established for those events. In December 1992, the Board of Directors approved a quasi-reorganization, which had the effect of eliminating the accumulated deficit at December 31, 1992 of approximately $58 million by reducing paid-in-capital. Adjustments to previously established reserves and realization of tax benefits subsequent to the quasi-reorganization will be recorded as adjustments to additional paid-in-capital in the future. As of December 31, 1996, there remained approximately $125,000 of accrued liabilities for discontinued operations and restructuring obligations, which are scheduled to be paid over the next two years.

                  The Company is in the distributed knowledge processing business. Teknowledge is leveraging its core competencies in knowledge based systems and large scale, distributed object-oriented software with the expanding opportunities presented by the Internet and the World Wide Web. The Company provides software products and consulting services for commercial and government applications. The Company's key business lines are: Sales Associate Product, Education & Training Technologies, Command & Control, Situation Assessment and Data Fusion, and Distributed Systems Engineering. The Company was incorporated on July 8, 1981 under the laws of the State of Delaware.

                  The Company recognizes that the continued success of the business is dependent on key management and technical personnel, the loss of one or more of whom could adversely affect the Company's business. The Company is also subject to risks inherent in companies at a similar stage of development, including the successful commercialization of the Company's products, competition from larger companies with financial resources greater than the Company, the ability to retain and attract employees, capital and financing needs, and the possibility of an unfavorable resolution of the litigation matters discussed in Note 11.

2.       Summary of Significant Accounting Policies

         Use of Estimates in the Preparation of Financial Statements

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         Consolidated Financial Statements

                  The consolidated financial statements include the accounts of Teknowledge Corporation and its wholly owned subsidiary, Teknowledge Federal Systems, Inc. All significant intercompany transactions and balances have been eliminated.

                  For certain income statement amounts, prior year balances have been reclassified to conform to the current year presentation.

         Cash and Cash Equivalents

                  The Company considers all highly liquid investments, with original maturity dates of less than 90 days, as cash equivalents. As of December 31, 1996, the Company's funds were invested almost entirely in money market instruments at various institutions.

         Unbilled Receivables

                  Unbilled receivables represent differences between billings and revenues recognized on cost-type contracts. The unbilled amounts primarily represent (i) amounts which are recognized as revenue but not billed pending receipt of the next funding authorization, (ii) timing differences between incurred costs and billed costs, or (iii) a portion of the earned fee held back as retention until the contract is completed and the final indirect overhead rates have been determined. A substantial portion of the retained fee may be billed to the government after the final indirect rates are submitted to the government; however, they are subject to future review and approval by the Defense Contract Audit Agency. The Company has received final overhead rate approval for costs incurred through December 31, 1993.

         Concentration of Credit Risk

                  The Company performs periodic credit evaluations of the financial condition of commercial customers and generally does not require collateral. Historically, the Company has experienced only minimal write-offs from commercial receivables. The Company has not experienced a credit loss from a government customer nor does it anticipate such losses.

         Capitalized Software

                  Teknowledge  capitalizes  software  development costs from the point technological feasibility is determined through the general availability of the product. During 1996 and 1995, software development costs of $59,485 and $103,676 were capitalized, respectively. Amortization costs were $114,458 in 1996 and $330,510 in 1995.

                  The Company's policy is to amortize capitalized software costs by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on. It is reasonably possible that those estimates of anticipated future gross revenues, the remaining estimated economic life of the product, or both will be reduced significantly in the near term due to competitive pressures. As a result, the carrying amount of the capitalized software costs may be reduced materially in the near term.

         Equipment and Improvements

                  Equipment and improvements, which include assets under capital leases, are depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Maintenance and repairs are charged to expense as incurred. Leasehold improvements are amortized over the shorter of the useful life or the remaining lease term.

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

                  In 1996, approximately 98% of the Company's revenues were recorded in connection with cost-type U.S. Government contracts, principally cost-plus-fixed-fee. These contracts are predominantly funded by the Defense Advanced Research Projects Agency and administered by various government agencies. In 1995 cost-type government contracts represented approximately 95% of the revenues.

         For the year ended December 31, 1996, the Naval Command, Control and Ocean Surveillance Center was the sponsor of the Company's three largest government contracts, accounting for approximately 85% of total revenues. They were also the sponsor of the Company's thre largest government contracts in 1995,accounting for approximately 74% of the Company's revenues in that year.

         (b)      Commercial Contracts

                  Revenues earned under software license agreements with end users are generally recognized when the software has been shipped and there are no significant obligations remaining. Revenue from post-contract customer support is recognized ratably over the period the customer support services are provided and software services revenue is recognized as services are performed.

                  Revenues from professional services provided principally under technology contracts are recognized when costs for time and materials are incurred.


         Net Income Per Share

                  The number of shares of common stock used in the computation of per share earnings for the years ended December 31, 1996 and 1995 is the weighted average number of common and common shares equivalent outstanding during the applicable periods. Common stock options which are common stock equivalents are included in 1996 and 1995 because they are dilutive. The difference between primary and fully diluted earnings per share is immaterial, therefore only primary earnings per share is presented in the financial statements.

         SFAS 123 Accounting for Stock-Based Compensation


                  Effective January 1, 1996, the Company adopted the disclosure provisions of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." The adoption did not have a significant effect on the Company's results of operations as the Company continues to apply the principles of APB Opinion No 125 and related interpretations in accounting for the Company's stock plans.
         Note 9 to the Consolidated Financial Statements contains a summary of the pro forma effects on reported net income and earnings per share for 1996 and 1995 based on the fair value of the options granted at grant date as prescribed by SFAS 123.


3.       Accrued Liabilities

                  Accrued liabilities as of December 31, 1996 consist of the following:

                     Payroll and bonuses                               $516,941
                     Provision for contract charges                     142,567
                     Provision for discontinued operations               34,374
                                                                       --------
                                                                       $693,882
                                                                       ========

4.       Commitments

                  Teknowledge leases its facilities and certain equipment under operating leases. As of December 31, 1996, only the Palo Alto and Washington, D.C. locations had active facility leases. The remaining obligations under these leases are as follows:

                                                Year Ending
                                                December 31,
                                                ------------
                            1997                $  282,000
                            1998                   292,000
                            1999                   130,000
                            2000                    74,000
                            2001 & After            37,000
                                                  --------
                                                  $815,000
                                                  ========

         Net rental expense for the years ended December 31, 1996 and 1995 totaled $326,720 and $279,844, respectively.


5.       Line of Credit

                  The Company has a $1,000,000 unsecured line of credit agreement with a bank. The line expires on May 10, 1997 and can be extended from year to year. The Company can borrow up to 60% of the eligible receivables base or $1,000,000, whichever is lower. The maximum rate that may be charged is prime plus 1.25%. The agreement includes certain financial reporting and disclosure requirements that were met during the year. The line was not utilized in 1996 but may be utilized in the future.

6.       Tax Loss Carryforwards

                  The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 is an asset and liability approach for computing deferred income taxes based on enacted tax laws and rates applicable to the period in which the taxes become payable.

                  The provision for income taxes differs from the statutory U.S. Federal income tax rate due to the following:
                                                             1996        1995
                                                           ------       -----
         Provision at U.S. statutory rate                    34.0%       34.0%
         State income taxes, net of Federal benefit           6.1         6.1
         Permanent differences                                7.0        20.6
         Deferred tax assets and use of loss carryforwards  (43.6)      (57.3)
                                                           ------       -----
         Provision for income taxes                           3.5%        3.4%
                                                           ======       =====

                  At December 31, 1996, the Company had net operating loss carryforwards of approximately $85 million available to offset future Federal taxable income. These loss carryforwards expire through the year 2009. The availability and timing of the amount of prior losses to be used to offset taxable income in future years may be limited due to various provisions, including any change in ownership interest of the Company resulting from significant stock transactions.

                  The components of the net deferred income tax asset as of December 31, 1996 was as follows:

         Net operating loss carryforwards              $29,100,000
         Cumulative temporary differences                  451,000
         Tax credit carryforwards                        1,758,000
                                                        31,309,000
         Valuation allowance                           (31,309,000)
                                                       -----------
         Net deferred income tax asset                 $        -
                                                       ===========

                  The valuation allowance consisted of net operating losses, cumulative temporary differences and tax credit carryforwards which may expire before they can be used. The Company believes sufficient uncertainty exists regarding the realizability of these items, and accordingly, a valuation allowance has been established.

7.       401(k) Plan

                  Teknowledge has a 401(k) plan covering all of the Company's regular employees. Participants in the plan may make a contribution as a percentage of their gross wages subject to the applicable government limits. Effective January 1, 1996, the Board of Directors amended the Plan to include a matching provision whereby the Company would match dollar-for-dollar up to 3 percent of employee gross wages. During 1996 the Company contributed $80,629 to the plan.

8.       Executive Compensation Plan

                  The Chief Executive Officer and the President of the Company each have an employment agreement that provides for annual base salaries and an incentive compensation plan with target objectives established in the five strategic areas of cash flow, profitability, bookings, new commercial lines, and recruiting, which were determined and assessed by the Board of Directors to a maximum payout of 100% of base salary. As of December 31, 1996, $168,098 in incentive compensation was accrued for these executives and was included in accrued liabilities.

9.       Stock-Based Compensation Plans

                  The Company has a stock option plan for employees called the Teknowledge Corporation 1989 Stock Option Plan (the "1989 Plan"). The Company accounts for this plan under APB Opinion No. 25, under which no compensation cost has been recognized.

                  Had compensation cost for this plan been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                1996                     1995
         Net Income   As Reported           $672,374                 $450,670
                      Pro Forma             $575,043                 $437,541

         Primary EPS  As Reported               $.02                     $.02
                      Pro Forma                 $.02                     $.01


                  Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.


                  The Company may grant options for up to 10,250,000 shares under the 1989 Plan. The Company has granted options on 459,022 shares ($.25 - $.86 per share) and 521,000 shares ($.19 - .$.50 per share) in
         1996 and 1995, respectively, and has reserved for issuance a total of 6,046,828 shares through December 31, 1996. The Board of Directors has granted options to employees that are either incentive stock options ("ISO") or non-statutory stock options ("NSO"). For ISO, the exercise price of the common stock options granted under the 1989 Plan may not be less than the fair market price on the date of grant. For NSO, the exercise price of the common stock may not be less than 85% of the fair market price of the common stock on the date of grant. Options that have been granted normally vest in quarterly increments over a term of two to three years and expire ten years after the grant date.

                  A summary of the status of the  Company's  fixed stock  option plan as of  December  31, 1996 and 1995,  and changes  during the years ending is presented below:
                                                                   1996                             1995
                                                      ----------------------------      --------------------------
                                                             Shares      Wtd Avg              Shares     Wtd Avg
                                                                         Ex Price                         Ex Price
                                                       ---------------- -----------     ---------------- -----------
           Outstanding at beg. of year                      5,880,902       .30              5,719,872       .29
           Granted                                            459,022       .55                521,000       .32
           Exercised                                         (173,096)      .04               (206,803)      .02
           Forfeited                                         (120,000)      .17               (131,229)      .29
           Expired                                                  -                          (21,938)     1.15
                                                       ---------------                  --------------
           Outstanding at end of year                       6,046,828       .32              5,880,902       .30
                                                       ---------------                  ---------------


           Exercisable at end of year                       5,520,453       .31              4,336,087       .36

           Weighted average fair value
            of options granted                                  $0.39                            $0.22



                 The following table summarizes information about fixed stock options outstanding at December 31, 1996:

                                             Options Outstanding              Options Exercisable
                                       -------------------------------      ------------------------
                                     Number      Wtd Avg    Wtd Avg. Ex        Number      Wtd Avg
           Range of Ex Prices     Outstanding    Remaining    Price        Excercisable at Ex Price
                 ($'s)              12/31/96     Plan life    ($'s)            12/31/96     ($'s)
                                       #          (years)                         #
           ------------------- --------------    ---------  ----------    ---------------- -----------
                   .01 -  .03       4,236,952      7.5        $.03             4,205,702   $ .03
                   .13 -  .86       1,017,397      8.6         .40               522,272     .32
                  1.00 - 3.53         792,479      1.8        1.80               792,479    1.80
                                -------------                              -------------
                   .01 - 3.53       6,046,828      6.9         .32             5,520,453     .31
                                -------------                              -------------

                  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively; risk-free interest rates of 6.1 and 6.2 percent; expected lives of 3.4 and 3.8 years; expected volatility of 100% for each year; and an expected dividend yield of 0%.

                  The Company has a stock option plan for non-employee directors. The aggregate number of shares which may be issued under the plan may not exceed 250,000 shares of Common Stock. 120,000 shares were available for future grant as of December 31, 1996. Under this plan, non-employee directors are entitled to receive annual option grants to purchase 15,000 shares of Common Stock on their initial election to the Board and thereafter on the anniversary date of their election to the Board. Options, which are granted at fair market value, are exercisable one year after the grant date and expire ten years after the grant date. Options to purchase a total of 130,000 shares were outstanding as of December 31, 1996 at $.15 to $.86 per share and a weighted average of $.49 per share. Options for 85,000 shares at $.15 to $.66 per share and a weighted average of $.35 per share were vested at December 31, 1996. No options have been exercised.

                  As of December 31, 1996, the following number of shares of Common Stock have been reserved for future issuance under both Plans:

         Teknowledge Corporation 1989 Stock Option Plan             6,769,201
         Stock Option Plan for Non-Employee Directors                 250,000
                                                                    ---------
                                                                    7,019,201
                                                                    =========

10.      Other Income

                  The composition of other income is as follows:

                                                              1996        1995
                                                          --------    --------
         Income from sale of product line                 $148,998    $141,530
         Other                                              24,133      57,207
                                                          --------    --------
              Total                                       $173,131    $198,737
                                                          ========     =======

11.      Contingencies

         Litigation

                  On December 8, 1994, a lawsuit was filed in the United States District Court for the Northern District of California by Trilogy Development Group, Inc. ("Trilogy") against the Company. The subject matter of the case involves a configuration systems patent owned by the Company (Bennett et al. U.S. Patent 4,591,983) and a sales configuration product of Trilogy. Trilogy is seeking a judgment against Teknowledge that it does not infringe any claim of the Bennett et al. patent, and for actual and punitive damages and attorney fees for alleged unfair competition under the Lanham Act and common law for misrepresenting Teknowledge and Trilogy's products. The Company has filed counterclaims against Trilogy for patent infringement and for unfair competition under the Lanham Act and common law for alleged false and misleading statements disparaging the Bennett et al. patent. On August 27, 1996, Teknowledge and Trilogy Development Group, Inc. agreed to a settlement of their disputes. On August 29, 1996, Trilogy's attorneys provided written notification to the Federal District Court that the companies had reached a settlement. Under the agreement, Trilogy would provide consideration to Teknowledge and Teknowledge would grant a license to Trilogy to use the technology covered by the patent-in-suit. The agreement also provided that all lawsuits between the parties would be dismissed and that all previously existing debt between parties would be canceled. The other details of the agreement are to be kept confidential by both parties.

                  Nevertheless,  on August 30, 1996, before formal documentation of the settlement agreement was finalized, but after Trilogy's lawyers confirmed to the Court in writing that the case had been settled, the U.S. District Court entered an order granting Trilogy's motion for summary judgment invalidating the patent. In view of the Court's order, Trilogy has taken the position that no settlement yet exists and that it need not abide by the terms to which the parties agreed and represented to the Court. The Company has informed Trilogy that the Company intends to enforce the settlement agreement, and believes that Trilogy has breached the settlement agreement. Accordingly, on September 20, 1996, the Company filed a motion to vacate the judgment in light of the prior settlement. The Company and Trilogy have been engaged in discussions regarding the settlement agreement in light of the Court's judgment; however, there is no assurance that the parties will be able to resolve the issues without further litigation, that the Company's motion to vacate and dismiss will be successful, or that the Company will be able to enforce the settlement agreement.

                  In December 1994, the Company entered into an agreement with its legal counsel which was engaged for the Trilogy litigation. Under the terms of the agreement, should the litigation be terminated as a result of a change in control of the Company, then the Company or its successor would become liable for four times the legal counsel's ordinary and customary hourly rates plus all expenses incurred.

                  The Company is also subject to other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company's consolidated results of operations or consolidated financial position.

         Change of Control - Severance Benefits

                  In the event of a change of control, defined as any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation, the Chief Executive Officer and the President of the Company will be entitled to severance benefits to include: (i) full accrued salaries and vacation pay, (ii) accrued incentive compensation awarded or determined to be awarded by the Board of Directors, (iii) insurance coverage, (iv) retirement benefits, (v) a lump sum severance payment equal to two times their most recent respective annual salaries and (vi) accelerated vesting of their stock options to purchase a total of 4,005,760 shares of Common Stock at $.03 per share.

         Rights Agreement

                  On January 29, 1996 the Company's Board of Directors approved a Rights Agreement (the "Plan"). The adoption of the Plan is intended as a means to guard against takeover tactics designed to gain control of Teknowledge without paying all stockholders full and fair value.

                  Under the Plan, stockholders will receive a Right to purchase one one-hundredth of a share of a new series of Preferred Stock for each outstanding share of Teknowledge Common Stock of record held at the close of business on February 12, 1996.

                  The Rights, which will initially trade with the Common Stock, become exercisable to purchase one one-hundredth of a share of the new Preferred Stock, at $2.00 per Right, when a third party acquires 15 percent or more of Common Stock or announces a tender offer which could result in such person owning 15 percent or more of Common Stock. Each one one-hundredth of a share of the new Preferred Stock has terms designed to make it substantially the economic equivalent of one share of Common Stock. Prior to a third party acquiring 15 percent, the Rights can be redeemed for $.001 each by action of the Board. Under certain circumstances, if a third party acquires 15 percent or more of Common Stock, the Rights permit the holders to purchase Teknowledge Common Stock having a market value of twice the exercise price of the Rights, in lieu of the Preferred Stock. In addition, in the event of certain business combinations, the Rights permit purchase of the Common Stock of an acquirer at a 50 percent discount. In either case, Rights held by the acquirer will become null and void.