Form 10QSB
period 1997-03-31
TEKNOWLEDGE CORP
filed 1997-05-14
CIK 716214

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the quarterly period ended March 31, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                            Outstanding at April 15, 1997
    ----------------------------                   -----------------------------
    Common Stock, $.01 par value                          26,205,643 Shares

                                TABLE OF CONTENTS



                                                                        Page No.

               PART I.FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets as of March 31, 1997
               and December 31, 1996......................................   3

               Consolidated Statements of Operations for the three months
               ended March 31, 1997 and 1996..............................   5

               Consolidated Statements of Cash Flows for the three months
               ended March 31, 1997 and 1996.............................    6

               Notes to Unaudited Consolidated Financial Statements.......   7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations. ................................   8

               PART II.      OTHER INFORMATION

Item 1.        Legal Proceedings..........................................  11

Item 6.        Exhibits and Reports on Form 8-K...........................  13

               Signatures................................................   15

                         PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------

Item 1. FINANCIAL STATEMENTS

                             TEKNOWLEDGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                  (Unaudited)
                                                   March 31,       December 31,
                                                      1997             1996
                                              ---------------  ----------------
Current assets:

    Cash and cash equivalents                $      1,770,956 $       1,797,892
                                              ---------------  ----------------
    Receivables
      Customer - billed, net of
          allowance of $10,000                        940,120         1,198,488
      Customer - unbilled                              28,096            80,695
      Others                                            8,304            10,220
                                              ---------------  ----------------

          Total receivables                           976,520         1,289,403
                                              ---------------  ----------------

    Deposits and prepaid expenses                      72,116            61,452
                                              ---------------  ----------------

      Total current assets                          2,819,592         3,148,747
                                              ---------------  ----------------

Capitalized software, net of accumulated
    amortization of $698,483 and $675,209             104,980           126,001
                                              ---------------  ----------------

Equipment and improvements, at cost
    Computer and other equipment                    2,475,839         2,429,888
    Leasehold improvements                            767,496           766,545
                                              ---------------  ----------------
                                                    3,243,335         3,196,433
    Less accumulated depreciation and
     amortization                                  (2,917,703)       (2,877,020)
                                              ---------------  ----------------

      Net equipment and improvements                  325,632           319,413
                                              ---------------  ----------------

Total assets                                 $      3,250,204 $       3,594,161
                                              ===============  ================

     The accompanying notes are an integral part of these consolidated financial statements.

                             TEKNOWLEDGE CORPORATION
                      CONSOLIDATED BALANCE SHEETS (CONT'D)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                 (Unaudited)
                                                  March 31,      December 31,
                                                     1997            1996
                                                 -------------  ----------------
Current liabilities:
   Accounts payable                            $      108,857   $       209,762
   Accrued liabilities                                371,373           693,882
   Other                                              422,259           423,510
                                                 -------------  ----------------

   Total current liabilities                          902,489         1,327,154
                                                 -------------  ----------------

Long-term liabilities:
   Provision for discontinued operations                    -            54,432
   Restructuring obligation                            18,305            18,305
                                                 -------------  ----------------

   Total long-term liabilities                         18,305            72,737
                                                 -------------  ----------------

     Total liabilities                                920,794         1,399,891
                                                 -------------  ----------------

Commitments and contingencies (Note 3)

Stockholders' equity:
   Preferred stock, $.01 par value, authorized 2,500,000
     shares, Series A convertible, none issued              -                 -
   Common stock, $.01 par value, authorized 50,000,000
     shares, issued 26,229,643                        262,052           260,963
   Additional paid-in capital                       2,001,698         1,992,798
   Retained earnings (deficit) since January 1, 1993
     (following quasi-reorganization)                  68,660           (56,491)
   Treasury stock, at cost, 24,000 shares              (3,000)           (3,000)
                                                 -------------  ----------------
     Total stockholders' equity                     2,329,410         2,194,270
                                                 -------------  ----------------

Total liabilities and stockholders' equity     $    3,250,204   $     3,594,161
                                                 =============  ================


     The accompanying notes are an integral part of these consolidated financial statements.

                         TEKNOWLEDGE CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   (Unaudited)
                                          Three Months Ended March 31,
                                          ------------------------------
                                              1997             1996
                                          --------------   -------------

Revenues                                $     1,805,302  $    1,670,779
                                          --------------   -------------

Costs and expenses:
    Cost of revenues                          1,109,541         971,351
    Sales and marketing                         108,237          57,917
    General and administrative                  472,803         524,980
                                          --------------   -------------

       Total costs and expenses               1,690,581       1,554,248
                                          --------------   -------------

       Operating income                         114,721         116,531

Interest income                                  16,788          11,170
Other income (expense), net                        (211)         46,870
                                          --------------   -------------

Income before tax                               131,298         174,571
Provision for income tax                          6,147           2,625
                                          --------------   -------------

Net income                              $       125,151  $      171,946
                                          ==============   =============


Net income per share                    $           0.00 $          0.01
                                          ==============   =============

Weighted average common and common
    equivalent shares outstanding            30,237,029      30,063,311
                                          ==============   =============

     The accompanying notes are an integral part of these consolidated financial statements.

                         TEKNOWLEDGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         (Unaudited)
                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                     1997           1996
                                                 -------------  -------------
Cash flows from operations:
   Net income                                  $      125,151 $      171,946
   Adjustments to reconcile net income to net cash
   provided by operations:
     Depreciation and amortization                     63,957         56,490
     Stock compensation expense                             -         60,086
     Gain on sale of equipment                              -           (100)
     Changes in assets and liabilities:
       Receivables                                    312,883        118,337
       Deposits and prepaid expenses                  (10,664)        (3,944)
       Accounts payable                              (100,905)        23,166
       Accrued liabilities                           (378,192)      (133,679)
                                                 -------------  -------------

   Net cash provided by operations                     12,230        292,302
                                                 -------------  -------------

Cash flows from investments:
   Capitalization of software costs                    (2,253)       (34,922)
   Purchase of equipment and improvements             (46,902)       (38,854)
   Proceeds from sale of equipment                          -            100
                                                 -------------  -------------

   Net cash used for investments                      (49,155)       (73,676)
                                                 -------------  -------------

Cash flows from financing:
   Proceeds from issuance of common stock               9,989          1,439
   Payments of capital lease obligations                    -         (3,599)
                                                 -------------  -------------

   Net cash provided by (used for) financing            9,989         (2,160)
                                                 -------------  -------------

Net increase (decrease) in cash and cash equivalents  (26,936)       216,466

Cash and cash equivalents at beginning of period    1,797,892        962,724
                                                 -------------  -------------

Cash and cash equivalents at end of period     $    1,770,956 $    1,179,190
                                                 =============  =============



The accompanying notes are an integral part of these consolidated financial statements.

                             TEKNOWLEDGE CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997


1.      Interim Statements

               The interim statements are unaudited and should be read in conjunction with the statements and notes thereto contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996. In the opinion of management, these interim statements include all adjustments, consisting of normal, recurring adjustments, which are necessary for a fair presentation of results for such periods. The results of operations for any interim period are not necessarily indicative of results that may be achieved for the entire fiscal year ending December 31, 1997.

               For certain income statement amounts, prior year balances have been reclassified to conform to the current year presentation.

2.      Net Income Per Share

               The number of shares of common stock used in the computation of per share earnings for the three months ended March 31, 1997 and 1996, is the weighted average number of shares of common and common equivalent shares outstanding during the applicable periods. Common stock options that are common stock equivalents are included for the three months ended March 31, 1997 and 1996 because they are dilutive. The differences between primary and fully diluted earnings per share are immaterial, therefore only primary earnings per share are presented in the financial statements.

               In February 1997, the FASB issued SFAS No. 128, Earnings Per Share, which simplifies the standards for computing earnings per share previously found in Accounting Principles Board Opinion ("APBO") No. 15. SFAS No. 128 replaces the presentation of primary earnings per share with a presentation of basic earnings per share, which excludes dilution. SFAS No. 128 also requires dual presentation of basic and diluted earnings per share on the face of the income statement for all entities with complex capital structures and requires a reconciliation. Diluted earnings per share is computed similarly to fully diluted earnings per share pursuant to APBO No. 15. SFAS No. 128 must be adopted for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. SFAS No. 128 requires restatement of all prior-period earnings per share data presented. The Company has not yet quantified the effect of adopting SFAS No. 128.

3.      Contingencies - Patent Litigation

               Refer to Part II Item 1. Legal Proceedings.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

           The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

        Forward looking statements made in this section relating to recruiting of additional employees, increase in demand for new employees, expected growth in revenues, mix of revenues between government and commercial, anticipated new government contracts, and the development and announcement of commercial products involve risks and uncertainties, and actual results could differ materially from that set forth in the forward looking statements contained herein as a result of difficulties in recruiting, risks in government contracting, risks relating to commercialization of products, and other risks set forth below under "Risks and Uncertainties."

Results of Operations

Revenues

        Revenues for the three months ended March 31, 1997 were $1,805,302, versus $1,670,779 for the comparable period in 1996, an increase of 8%. The increase is primarily due to a larger workforce performing work on existing and new government contracts awarded during 1996 and 1997, offset by the Company's investment in commercial software development, which did not produce revenues during the first quarter of 1997. The Company continues to recruit additional software engineers for its commercial software development and government contracts. Revenues from government contracts represent substantially all of total revenues for the three months ended March 31, 1997 and 1996. The Company expects an increase in commercial revenues during 1997 if commercial sales of Internet and Intranet software materialize as planned.

Costs and Expenses

        Costs of revenues were $1,109,541 for the three month period ended March 31, 1997, compared to $971,351 for the three months ended March 31, 1996, an increase of 14%. As a percent of revenues, costs rose from 58% to 61% due to lower efficiencies resulting from the diversion of Company resources towards development of commercial products.

        Combined selling and marketing and general and administrative costs for the three months ended March 31, 1997 were $581,040, compared to $582,897 for the three months ended March 31, 1996. In the first quarter of 1997, the Company incurred increased expenses related to an expanded selling and marketing workforce, which was offset by a comparable decrease in executive stock compensation and legal expenses. Combined selling and marketing and general and administrative costs for the three months ended March 31, 1997 were 32% of revenues, versus 35% of revenues for the same period in the previous year.

Interest income was $16,788 for the three months ended March 31, 1997 versus $11,170 for the comparable period in the previous year. Other income, net of expenses, declined from $46,870 for the three months ended March 31, 1996 to ($211) for the first quarter of 1997. Other income in the prior year resulted from the sale of a product line, which was sold in exchange for a note and a royalty agreement in 1990. Income had been recognized as cash was received due to significant uncertainties regarding payment. The note was paid in full in late 1996.

        Net income for the three months ended March 31, 1997 was $125,151, versus $171,946 for the comparable period in 1996, or $.00 and $.01 per share. Net income represented 7% of revenues for the three months ended March 31, 1997 and 10% of revenues for the comparable period in 1996. The decrease is due to non-operating income received in 1996 related to the collection of the note mentioned in the preceding paragraph. No such income was received for the three-month period ended March 31, 1997.

Bookings and Backlog

        At March 31, 1997, the expected order backlog was approximately $25 million, which consisted of (i) new orders for which work has not yet begun and
(ii) revenue remaining to be recognized on work in progress. The entire backlog was from government customers. Approximately 44% of the backlog consists of programs that are awarded but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The Company's order backlog at December 31, 1996 was approximately $18.5 million.

Liquidity and Capital Resources

        As of March 31, 1997, unused sources of liquidity consisted of $1,770,956 in cash and cash equivalents, a decrease of $26,936 from December 31, 1996. The decrease consisted of $12,230 provided by operations, $49,155 used for investing, and $9,989 provided by financing. Net income for the three months ended March 31, 1997 of $125,151, after adjustments for non-cash items such as depreciation and amortization, provided $189,108 in cash to the Company. These funds, in addition to collections of $312,883 in receivables, were primarily used to pay $272,500 in scheduled bonuses to employees and $100,905 in accounts payable. Investments consisted of purchases of $46,902 in equipment and improvements.

        The Company believes that the present level of cash and cash equivalents is adequate to service the liquidity needs of the Company in the next twelve months. The Company relies principally on the collection of receivables to generate internal cash reserves. The government is capable of temporarily disrupting the flow of cash to the Company at any time, for example, as a result of delays associated with the annual budget process. Any judgments adverse to the Company in the legal proceedings described in Part II Item 1 could have a potential negative impact on the Company's short-term liquidity.

        The Company has an unsecured line of credit from a financial institution in the amount of $1,000,000. The Company may borrow up to a maximum of 60% of the receivable base or $1,000,000, whichever is lower. The line is subject to certain covenants and maintenance requirements, which have been fulfilled. The line expires in May 1997 and is expected to be renewed. The Company had not utilized the credit line through March 31, 1997.

        Management believes the Company will be able to operate in the next twelve months without additional financing, whether in the form of borrowings or equity capital. Successful operations in the long term should produce growth in revenues and profitability, which may require additional financing.


Risks and Uncertainties

        The majority of Teknowledge's service revenue is from government R&D contracts, and the Company has historically been profitable in that business. Dependence on government contracts carries risk; however, Teknowledge's particular government customers have fared well over the past decade of budget cutbacks in Washington. The primary uncertainty in providing services under government contracts has been in the Company's ability to attract and retain sufficient technical staff to meet the demands of new orders. Although the labor market for skilled computer professionals is highly competitive, the Company expects to meet its hiring goals. Management believes the Company has many competitive advantages which mitigate the risks of the typical startup company. In recent years, government services have provided the Company with a consistent record of profits and a relatively stable base to fund future software development. The Company believes it will continue to develop and market test new software without a material adverse impact on its financial position or results of operations. The Company carefully screens potential products for development before they are released into the market. While this does not guarantee success, it does minimize the exposure of the Company. A marketplace success could result in further investments and additional products.

        Management believes that the Internet and Intranet software market is a significant new opportunity for growth and that the Company is in an excellent position to convert Internet-based software developed under its government R&D contracts into new commercial products. However, if the Internet or Intranet market fails to develop, develops more slowly than expected, becomes saturated with competitors, or if the Company's products do not achieve market acceptance, the Company's commercial business, financial condition, and results of operation may eventually be affected. There can be no assurance that commerce over the Internet or the demand for associate systems will grow as quickly as expected, or that any products developed or marketed by the Company will achieve market acceptance for these purposes. The Company's products may be subject to price erosion and marketing risks due to free client software distributed by on-line service providers, Internet access providers, and others. There can also be no assurance that any products developed by the Company for such new markets, even if accepted, will generate any significant profits for the Company.

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

        On December 8, 1994, Trilogy Development Group, Inc. ("Trilogy") filed a lawsuit in the United States District Court for the Northern District of California against the Company. The subject matter of the case involves a configuration systems patent owned by the Company (Bennett et al. U.S. Patent 4,591,983) and a sales configuration product of Trilogy. Trilogy is seeking a judgment against Teknowledge that it does not infringe any claim of the Bennett et al. patent, and for actual and punitive damages and attorney fees for alleged unfair competition under the Lanham Act and common law for misrepresenting Teknowledge and Trilogy's products. The Company has filed counterclaims against Trilogy for patent infringement and for unfair competition under the Lanham Act and common law for alleged false and misleading statements disparaging the Bennett et al. patent.

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

(a)        Exhibits:

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

     10.1 Cimflex Teknowledge Corporation 1989 Stock Option Plan (9)

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

     10.10 Asset Purchase Agreement, dated December 14, 1990, between American Automated Factories, Inc. and Control Automation, Inc. (3)

     10.11 Lease, dated June 10, 1991, between Cimflex Teknowledge Corporation and Pittsburgh Great Southern Company (3)

     10.12 Amended Employment  Agreement,  dated as of January 21, 1992, between
Cimflex   Teknowledge   Corporation  and  Daniel  R.  Robusto  (3)  Exhibit  No.
Description

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

  (6) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994.

  (7) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1994.

  (8) Filed as an Exhibit to the Company's Current Report on Form 8-K dated February 12, 1996, related to the adoption of a Shareholder Rights Agreement dated January 29, 1996.

  (9) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1995.

 (10) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB, for the quarter ended March 31, 1996.

(b)     Reports on Form 8-K

        None.

                                   SIGNATURES

        Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   TEKNOWLEDGE CORPORATION
                                                         (Registrant)


/s/ Frederick Hayes-Roth            Chairman of the Board        April 14, 1997
Frederick Hayes-Roth                of Directors and
                                    Chief Executive Officer
                                    (Principal Executive
                                    Officer)



/s/ Neil A. Jacobstein              President and Chief          April 14, 1997
Neil A. Jacobstein                  Operating Officer



/s/ Dennis A. Bugbee                Director of Finance,         April 14, 1997
Dennis A. Bugbee                    Treasurer and Secretary
                                    (Principal Financial and
                                    Accounting Officer)