Form 10QSB
period 1997-06-30
TEKNOWLEDGE CORP
filed 1997-08-13
CIK 716214

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                            Outstanding at July 29, 1997
    ----------------------------                   -----------------------------
    Common Stock, $.01 par value                          23,842,674 Shares

                                TABLE OF CONTENTS



                                                                        Page No.

               PART I.FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets as of June 30, 1997
               and December 31, 1996......................................   3

               Consolidated Statements of Operations for the three months
               and six months ended June 30, 1997 and 1996................   5

               Consolidated Statements of Cash Flows for the six months
               ended June 30, 1997 and 1996...............................   6

               Notes to Unaudited Consolidated Financial Statements.......   7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations. ................................   8

               PART II.      OTHER INFORMATION

Item 1.        Legal Proceedings..........................................  11

Item 4.        Submission of Matters to a Vote of Security Holders........  11

Item 6.        Exhibits and Reports on Form 8-K...........................  12

Signatures................................................................  14

                         PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------

Item 1. FINANCIAL STATEMENTS

                             TEKNOWLEDGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                  (Unaudited)
                                                     June 30,      December 31,
                                                         1997              1996
                                              ---------------  ----------------
Current assets:

    Cash and cash equivalents                $      1,482,032 $       1,797,892
                                              ---------------  ----------------
    Receivables
      Customer - billed, net of
          allowance of $10,000                      1,820,356         1,198,488
      Customer - unbilled                             130,844            80,695
      Others                                                -            10,220
                                              ---------------  ----------------

          Total receivables                         1,951,200         1,289,403
                                              ---------------  ----------------

    Deposits and prepaid expenses                     106,478            61,452
                                              ---------------  ----------------

      Total current assets                          3,539,710         3,148,747
                                              ---------------  ----------------

Capitalized software, net of accumulated
    amortization of $710,433
    ($675,209 - December 31, 1996)                      99,867           126,001
                                              ---------------  ----------------

Fixed Assets, at cost
    Computer and other equipment                    2,558,443         2,429,888
    Furniture and fixtures                              7,644                 -
    Leasehold improvements                            792,416           766,545
                                              ---------------  ----------------
                                                    3,358,503         3,196,433
    Less accumulated depreciation and
     amortization                                  (2,953,799)       (2,877,020)
                                              ---------------  ----------------

      Net fixed assets                                404,704           319,413
                                              ---------------  ----------------

Total assets                                 $      4,044,281 $       3,594,161
                                              ===============  ================

     The accompanying notes are an integral part of these financial statements.

                             TEKNOWLEDGE CORPORATION
                      CONSOLIDATED BALANCE SHEETS (CONT'D)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  (Unaudited)
                                                     June 30,      December 31,
                                                         1997              1996
                                                 -------------  ----------------
Current liabilities:
   Accounts payable                            $      375,966   $       209,762
   Payroll and related                                591,619           431,330
   Other                                              404,908           686,062
                                                 -------------  ----------------

   Total current liabilities                        1,372,493         1,327,154
                                                 -------------  ----------------

Long-term liabilities:
   Provision for discontinued operations                    -            54,432
   Restructuring obligation                            18,305            18,305
                                                 -------------  ----------------

   Total long-term liabilities                         18,305            72,737
                                                 -------------  ----------------

     Total liabilities                              1,390,798         1,399,891
                                                 -------------  ----------------

Commitments and contingencies (Note 3)

Stockholders' equity:
   Preferred stock, $.01 par value, authorized
     2,500,000 shares, Series A, convertible,
     none issued                                            -                 -
   Common stock, $.01 par value, authorized
     50,000,000 shares, issued 26,205,643 and
     26,096,770 shares at June 30, 1997 and
     December 31, 1996, respectively                  262,052           260,963
   Additional paid-in capital                       2,176,698         1,992,798
   Retained earnings (deficit) since January 1,
     1993 (following quasi-reorganization)          1,223,489           (56,491)
   Treasury stock, 2,362,969 and 24,000 shares
     at June 30, 1997 and December 31, 1996,
     respectively                                  (1,008,756)           (3,000)
                                                 -------------  ----------------
     Total stockholders' equity                     2,653,483         2,194,270
                                                 -------------  ----------------

Total liabilities and stockholders' equity     $    4,044,281   $     3,594,161
                                                 =============  ================


     The accompanying notes are an integral part of these financial statements.

                             TEKNOWLEDGE CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                           Three Months Ended June 30,         Six Months Ended June 30,
                                           ---------------------------         -------------------------
                                                 1997             1996             1997             1996
                                                 ----             ----             ----             ----

Revenues                             $      2,481,827  $     1,662,054  $     4,287,129  $     3,332,833
                                       ---------------   --------------   --------------   --------------

Costs and expenses:
  Cost of revenues                          1,735,054          924,236        2,844,595        1,895,587
  Sales and marketing                         197,661           93,092          305,898          151,009
  General and administrative                  499,766          533,785          972,569        1,058,765
  Research and development                     24,113                -           24,113                -
                                       ---------------   --------------   --------------   --------------

    Total costs and expenses                2,456,594        1,551,113        4,147,175        3,105,361
                                       ---------------   --------------   --------------   --------------

    Operating income                           25,233          110,941          139,954          227,472

Interest income                                23,122           11,223           39,910           22,393
Other income and expense, net               1,109,458           33,180        1,109,247           80,050
                                       ---------------   --------------   --------------   --------------

Income before tax                           1,157,813          155,344        1,289,111          329,915
Provision for income tax                        2,984            2,625            9,131            5,250
                                       ---------------   --------------   --------------   --------------

Net income                           $      1,154,829  $       152,719  $     1,279,980  $       324,665
                                       ===============   ==============   ==============   ==============

Net income per share                 $           0.04  $          0.01  $          0.04  $          0.01
                                       ===============   ==============   ==============   ==============

Weighted average common
  and common equivalent
  shares outstanding                       29,179,184       30,505,030       29,708,107       30,284,171
                                       ===============   ==============   ==============   ==============



     The accompanying notes are an integral part of these financial statements.

                             TEKNOWLEDGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         (Unaudited)
                                                   Six Months Ended June 30,
                                                 ----------------------------
                                                         1997           1996
                                                 -------------  -------------
Cash flows from operations:
   Net income                                  $    1,279,980 $      324,665
   Adjustments to reconcile net income to net cash
   used for operations:
     Depreciation and amortization                    113,319        108,787
     Noncash portion of other income from
       Trilogy settlement                          (1,005,757)             -
     Stock compensation expense                             -        120,173
     Gain on sale of fixed assets                           -           (100)
     Changes in assets and liabilities:
       Receivables                                   (661,797)       333,074
       Deposits and prepaid expenses                  (45,026)       (28,505)
       Accounts payable                               166,204         (5,135)
       Accrued liabilities                             (1,613)      (191,276)
                                                 -------------  -------------

   Net cash provided by (used for)operations         (154,690)       661,683
                                                 -------------  -------------

Cash flows from investing activities:
   Capitalization of software costs                    (9,090)       (47,511)
   Purchase of fixed assets                          (162,070)       (88,733)
   Proceeds from sale of fixed assets                       -            100
                                                 -------------  -------------

   Net cash used for investing activities            (171,160)      (136,144)
                                                 -------------  -------------

Cash flows from financing activities:
   Proceeds from issuance of common stock               9,990          5,633
   Payments of capital lease obligations                    -         (3,599)
                                                 -------------  -------------

   Net cash provided by financing activities            9,990          2,034
                                                 -------------  -------------

Net increase (decrease) in cash and cash equivalents (315,860)       527,573

Cash and cash equivalents at beginning of period    1,797,892        962,724
                                                 -------------  -------------

Cash and cash equivalents at end of period     $    1,482,032 $    1,490,297
                                                 =============  =============



The  accompanying  notes are an integral  part of these financial statements.

                             TEKNOWLEDGE CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  JUNE 30, 1997



1.       Interim Statements

                  The interim statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1996. In the opinion of management, these interim statements include all adjustments, consisting of normal, recurring adjustments, which are necessary for a fair presentation of results for such periods. The results of operations for any interim period presented herein are not necessarily indicative of results that may be achieved for the entire fiscal year ending December 31, 1997.

                  For certain income statement amounts, prior year balances have been reclassified to conform to the current year presentation.

2.       Net Income Per Share

                  Net income per share is  calculated  by dividing net income by
         the  weighted   average   shares  of  common  stock  and  common  stock
         equivalents outstanding during the period. Common stock equivalents consist of shares issuable upon the exercise of outstanding common stock options. Fully diluted net income per share is substantially the same as reported primary net income per share.

3.       Commitments and contingencies

                  Refer to Part II Item 1. Legal Proceedings.

4.       New accounting standards

                  In February 1997,  the Financial  Accounting  Standards  Board
         (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share", which will be adopted by the Company in the fourth quarter of 1997. SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and to disclose the methodology used for the calculation. If SFAS No. 128 had been applied by the Company, basic net income per share would have been $.05 each for the three months and six months ended June 30, 1997, and $.01 each for the comparable periods in 1996. Diluted net income per share would have been $.04 each for the three months and six months ended June 30, 1997, and $.01 each for the comparable periods in 1996.

                  In February 1997, FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure", which will be adopted by the Company in the fourth quarter of 1997. SFAS No. 129 requires companies to disclose certain information about their capital structure. The Company does not anticipate that SFAS No. 129 will have a material impact on its financial position, results of operations, or cash flows.

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


Results of Operations

Revenues

         Revenues for the three months and six months ended June 30, 1997 improved to $2,481,827 and $4,287,129, an increase of 49% and 29%, respectively, over the comparable periods in 1996. Nearly all of the revenues in 1997 and 1996 were sponsored by agencies of the Federal Government. During the quarter, the Company recorded its first sale of Sales Associate(TM) to the Rapid Response Manufacturing (RRM) consortium. Service revenues were enhanced by a 29% growth in the workforce during the second quarter of 1997 and a 40% growth in headcount between comparable quarters in 1997 and 1996. The Company still has a number of open positions to fill, but the growth in the workforce is expected to slow down later in the year as the overall services headcount approaches targeted staffing levels.

Costs and Expenses

         Cost of revenues were $1,735,054 and $2,844,595 for the three months and six months ended June 30, 1997, a growth of 88% and 50%, respectively, over the comparable periods in 1996. The Company experienced a significant increase in labor and related costs as it continued to expand its technical workforce by 40% between comparable quarters in 1997 and 1996. The growth of the workforce has a direct positive effect on revenues from our cost-plus-fixed-fee government contracts. As a percent of revenues, cost of revenues rose from 56% and 57% for the three months and six months ended June 30, 1996, to 70% and 66% for the three months and six months ended June 30, 1997. Due to the rapid growth of the technical staff, the relationship between cost of revenues and administrative costs has changed. Cost of revenues now accounts for a larger portion of total costs, representing 71% and 69% of total costs for the three months and six months ended June 30, 1997, compared to 60% and 61% for the three months and six months ended June 30, 1996.

         Combined sales and marketing and general and administrative costs for the three months and six months ended June 30, 1997 were $697,427 and $1,278,467, compared to $626,877 and $1,209,774 for the three months and six months ended June 30, 1996. These costs were essentially unchanged between years, reflecting the Company's conscious effort to hold administrative costs down as it grew. The Company incurred increased expenses related to recruiting and an expanded sales and marketing workforce, which was offset by a comparable decrease in executive stock compensation costs and legal expenses. Combined sales and marketing and general and administrative costs for the three months and six months ended June 30, 1997 were 28% and 30% of revenues, versus 38% and 36% of revenues for the same periods in the previous year. These reductions were mirrored by the increase of cost of revenues as a percentage of revenues discussed in the preceding paragraph. As the Company's revenues continue to increase, the percentage of costs attributable to technical versus administrative activities is expected to continue to increase.

         Interest income was $23,122 and $39,910 for the three months and six months ended June 30, 1997 versus $11,223 and $22,393 for the comparable periods in the previous year. Other income, net of expenses, increased from $33,180 and $80,050 for the three months and six months ended June 30, 1996 to $1,109,458 & $1,109,247 for the same periods in the current year. The increase was primarily attributable to the settlement of all outstanding lawsuits and debts between the Company and Trilogy Development Group, Inc ("Trilogy"). In return for granting to Trilogy a license to the Company's United States Patent 4,591,983, the Company received 2,338,969 shares of Company stock with a fair value of $1,000,000, and $400,000 in cash. The transaction contributed $1,145,618 to other income, net of legal fees. Other income totaling $70,000 from the sale of a product line was recorded for the six months ended June 30, 1996. The note was paid in full in late 1996, and the income stream stopped at that time.

         Net income for the three months and six months ended June 30, 1997 was $1,154,829 and $1,279,980, or $0.04 per share each, versus $152,719 and $324,665 for the comparable periods in 1996, or $.01 per share each. During the quarter, the Company established a $100,000 contract reserve for possible overhead rate adjustments that directly affected income. This reserve may be used to offset revenue adjustments due to deviations between actual and estimated overhead rates should the need arise. Net income represented 47% and 30% of revenues for the three months and six months ended June 30, 1997 and 9% and 10% for the comparable periods in 1996. The increase in net income in 1997 was due to other income recorded for the aforementioned legal settlement.

Bookings and Backlog

         At June 30, 1997, the expected order backlog from government customers was approximately $25 million, which consisted of (i) new orders for which work has not yet begun and (ii) revenue remaining to be recognized on work in progress. Approximately 31% of the backlog consists of programs that are awarded but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The Company's order backlog at December 31, 1996 was approximately $18.5 million.

Liquidity and Capital Resources

         As of June 30, 1997, unused sources of liquidity consisted of $1,482,032 in cash and cash equivalents, a decrease of $315,860 from December 31, 1996. The decrease consisted of $154,690 used for operations, $171,160 used for investing activities, and $9,990 provided by financing activities. The increase of $661,797 in receivables more than offset net income (after adjustments for noncash items) and the increase in accounts payable, resulting in negative cash flows from operations. The increase in receivables was primarily due to the slowdown of government payments on contracts towards the end of the period. However, the Company has collected a substantial portion of the receivable balance from the government subsequent to the end of the quarter. The Company's primary investing activities were the purchase of fixed assets and the capitalization of software development costs.

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

         The Company has an unsecured line of credit from a financial institution in the amount of $1,500,000. The Company may borrow up to the lower of 60% of the receivable base or $1,500,000, at a rate of one percent over the Wall Street Journal Prime. The line is subject to certain covenants and maintenance requirements, which have been fulfilled. The line expires in June 1998. The Company had not utilized the credit line through June 30, 1997.

         Management believes the Company will be able to operate in the next twelve months without additional financing, whether in the form of borrowings or equity capital. Successful operations in the long term should produce growth in revenues and profitability, which may require additional financing.

Risks and Uncertainties

         Teknowledge's service revenue is currently derived primarily from government R&D contracts, and the Company has historically been profitable in that business. Dependence on government contracts carries risk; however, Teknowledge's particular government customers have fared well over the past decade of budget cutbacks in Washington. The primary uncertainty in providing services under government contracts has been the Company's ability to attract and retain sufficient technical staff to meet the demands of new orders. Although the labor market for skilled computer professionals is highly competitive, the Company expects to meet its hiring goals for 1997. Management believes the Company has many competitive advantages which mitigate the risks of the typical startup company. In recent years, government services have provided the Company with a consistent record of profits and a relatively stable base to fund future software development. The Company believes it will continue to develop and market test new software without a material adverse impact on its financial position or results of operations. The Company carefully screens potential products for development before they are released into the market. While this does not guarantee success, it does minimize the exposure to the Company. A marketplace success could result in further investments and additional products.

         The Company believes that the Internet and Intranet software market offers a significant new opportunity for growth and that the Company is in an excellent position to convert Internet-based software developed under its government R&D contracts into new commercial products. However, if the Internet or Intranet market fails to develop, develops more slowly than expected, becomes saturated with competitors, or if the Company's products do not achieve market acceptance, the Company's commercial business, financial condition, and results of operations may eventually be adversely affected.

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

                           PART II. OTHER INFORMATION

--------------------------------------------------------------------------------
Item 1.       LEGAL PROCEEDINGS

         On May 15, 1997, the Company and Trilogy Development Group, Inc. ("Trilogy") agreed to a settlement of all outstanding lawsuits and debts between the companies. On May 19, 1997, in consideration of the settlement agreement, the United States District Court for the Northern District of California vacated its previous summary judgment against the Company. The Settlement Agreement, License Agreement, and Mutual Release (the "Agreement") specifies that the Company immediately grant to Trilogy a non-exclusive, royalty-free license to its United States Patent 4,591,983 in exchange for 2,338,969 shares of Company stock, which the Company valued at $1,000,000, and $400,000 in cash. The Agreement also provided for the transfer of certain proxy rights to the Company and other consideration, including the orderly disposal of Trilogy's remaining stock ownership of approximately 900,000 shares in open market transactions through May 14, 1998.

         On or about August 2, 1994, Daniel R. Robusto, a former executive of the Company, filed a suit in the Court of Common Pleas of Allegheny County, Pennsylvania, pursuant to Pennsylvania Wage Payment and Collection Law, alleging breach by the Company of an employment settlement agreement and the nonpayment of severance wages of $107,307 plus liquidated damages of $26,827, attorney fees and other court costs. The Company has responded to the initial complaint and asserted certain counterclaims against Mr. Robusto based upon his actions while in Management of the Company believes this suit is without merit and intends to defend itself vigorously. Management believes the ultimate resolution of this suit will not have an adverse material impact on the Company's financial position and results of operations.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders was held on June 18, 1997.

         A proposal to elect two directors of the Company to serve for a three-year term was approved by stockholders. This proposal received the following votes:

                                          For          Withheld          Abstain
         Dr. Frederick Hayes-Roth      18,310,871       120,927             -
         Gen. Robert T. Marsh (ret.)   18,237,392       194,406             -

         The following directors continue:

         Neil A. Jacobstein
         William G. Roth
         James Workman

         In addition, stockholders ratified selection of Arthur Andersen LLP as the Company's independent public accountants for the fiscal year ending December 31, 1997. This proposal received the following votes:

                                     For             Against          Abstain
         Arthur Andersen          18,369,685         21,775            40,338

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

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

10.15 Settlement Agreement, dated September 1, 1993, between Cimflex Teknowledge Corporation and Pittsburgh Great Southern Company (5)

10.16 Settlement Agreement, dated December 15, 1993, between Cimflex Teknowledge Corporation and Heitman Michigan Trustee I Corporation (5)

10.17 Change of Control Agreement, dated November 21, 1994, between Teknowledge Corporation and Frederick Hayes-Roth and Neil Jacobstein(7)

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

(9) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1995.

(10) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB, for the quarter ended March 31, 1996.


(b)       Reports on Form 8-K

          Current report on Form 8-K dated June 16, 1997, related to the settlement agreement, license agreement and mutual release between the Company and Trilogy Development Group, Inc.

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



                                                     TEKNOWLEDGE CORPORATION
                                                     -----------------------
                                                           (Registrant)




/s/ Frederick Hayes-Roth      Chairman of the Board         August 13, 1997
------------------------      of Directors and Chief
Frederick Hayes-Roth          Executive Officer
                              (Principal Executive
                              Officer)



/s/ Neil A. Jacobstein        President and Chief           August 13, 1997
------------------------      Operating Officer
Neil A. Jacobstein



/s/ Dennis A. Bugbee          Director of Finance,          August 13, 1997
------------------------      Treasurer and Secretary
Dennis A. Bugbee              (Principal Financial and
                              Accounting Officer)