Form 10QSB
period 1997-09-30
TEKNOWLEDGE CORP
filed 1997-11-04
CIK 716214

                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[ X ]   QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
               EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1997

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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                  Class                          Outstanding at October 28, 1997
    ----------------------------                 -------------------------------
    Common Stock, $.01 par value                          23,876,314 Shares

                                TABLE OF CONTENTS



                                                                        Page No.

               PART I.FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets as of September 30, 1997
               and December 31, 1996......................................   3

               Consolidated Statements of Operations for the three months
               and nine months ended September 30, 1997 and 1996..........   5

               Consolidated Statements of Cash Flows for the nine months
               ended September 30, 1997 and 1996..........................   6

               Notes to Unaudited Consolidated Financial Statements.......   7

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations. ................................   9

               PART II.      OTHER INFORMATION

Item 1.        Legal Proceedings..........................................  12

Item 6.        Exhibits and Reports on Form 8-K...........................  13

Signatures................................................................  15

                         PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------

Item 1. FINANCIAL STATEMENTS

                             TEKNOWLEDGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                     ASSETS

                                                  (Unaudited)
                                                September 30,      December 31,
                                                         1997              1996
                                              ---------------  ----------------
Current assets:

    Cash and cash equivalents                $      1,769,088 $       1,797,892
                                              ---------------  ----------------
    Receivables
      Customer - billed, net of
          allowance of $10,000                      1,746,270         1,198,488
      Customer - unbilled                             347,174            80,695
      Others                                                -            10,220
                                              ---------------  ----------------

          Total receivables                         2,093,444         1,289,403
                                              ---------------  ----------------

    Deposits and prepaid expenses                     116,197            61,452
                                              ---------------  ----------------

      Total current assets                          3,978,729         3,148,747
                                              ---------------  ----------------

Capitalized software, net of accumulated
    amortization of $646,251
    ($675,209 - December 31, 1996)                    114,334           126,001
                                              ---------------  ----------------

Fixed Assets, at cost
    Computer and other equipment                    2,672,864         2,429,888
    Furniture and fixtures                             65,981                 -
    Leasehold improvements                            826,578           766,545
                                              ---------------  ----------------
                                                    3,565,423         3,196,433
    Less accumulated depreciation and
     amortization                                  (3,028,327)       (2,877,020)
                                              ---------------  ----------------

      Net fixed assets                                537,096           319,413
                                              ---------------  ----------------

Total assets                                 $      4,630,159 $       3,594,161
                                              ===============  ================

     The accompanying notes are an integral part of these financial statements.

                             TEKNOWLEDGE CORPORATION
                      CONSOLIDATED BALANCE SHEETS (CONT'D)

                      LIABILITIES AND STOCKHOLDERS' EQUITY


                                                  (Unaudited)
                                                September 30,      December 31,
                                                         1997              1996
                                                 -------------  ----------------
Current liabilities:
   Accounts payable                            $      481,257   $       209,762
   Payroll and related                                709,233           431,330
   Other                                              391,142           686,062
                                                 -------------  ----------------

   Total current liabilities                        1,581,632         1,327,154
                                                 -------------  ----------------

Long-term liabilities:
   Provision for discontinued operations                    -            54,432
   Other                                               18,305            18,305
                                                 -------------  ----------------

   Total long-term liabilities                         18,305            72,737
                                                 -------------  ----------------

     Total liabilities                              1,599,937         1,399,891
                                                 -------------  ----------------

Commitments and contingencies (Note 3)

Stockholders' equity:
   Preferred stock, $.01 par value, authorized
     2,500,000 shares, Series A, convertible,
     none issued                                            -                 -
   Common stock, $.01 par value, authorized
     50,000,000 shares, issued 26,239,283 and
     26,096,770 shares at September 30, 1997 and
     December 31, 1996, respectively                  262,389           260,963
   Additional paid-in capital                       2,181,748         1,992,798
   Retained earnings (deficit) since January 1,
     1993 (following quasi-reorganization)          1,594,841           (56,491)
   Treasury stock, 2,362,969 and 24,000 shares
     at September 30, 1997 and December 31, 1996,
     respectively                                  (1,008,756)           (3,000)
                                                 -------------  ----------------
     Total stockholders' equity                     3,030,222         2,194,270
                                                 -------------  ----------------

Total liabilities and stockholders' equity     $    4,630,159   $     3,594,161
                                                 =============  ================


     The accompanying notes are an integral part of these financial statements.

                             TEKNOWLEDGE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                      Three Months Ended September 30,   Nine Months Ended September 30,
                                      --------------------------------   -------------------------------
                                                 1997             1996             1997             1996
                                                 ----             ----             ----             ----

Revenues                             $      3,367,044  $     1,847,212  $     7,654,173  $     5,180,045
                                       ---------------   --------------   --------------   --------------

Costs and expenses:
  Cost of revenues                          2,322,902        1,108,721        5,245,658        3,004,308
  Sales and marketing                         111,654           96,102          339,391          247,111
  General and administrative                  584,845          499,903        1,557,414        1,558,668
  Research and development                     25,377                -           49,490                -
                                       ---------------   --------------   --------------   --------------

    Total costs and expenses                3,044,778        1,704,726        7,191,953        4,810,087
                                       ---------------   --------------   --------------   --------------

    Operating income                          322,266          142,486          462,220          369,958

Interest income                                19,516           14,842           59,426           37,235
Other income and expense, net                  36,370           33,858        1,145,617          113,908
                                       ---------------   --------------   --------------   --------------

Income before tax                             378,152          191,186        1,667,263          521,101
Provision for income tax                        6,800            2,625           15,931            7,875
                                       ---------------   --------------   --------------   --------------

Net income                           $        371,352  $       188,561  $     1,651,332  $       513,226
                                       ===============   ==============   ==============   ==============

Net income per share                 $           0.01  $          0.01  $          0.06  $          0.02
                                       ===============   ==============   ==============   ==============

Weighted average common
  and common equivalent
  shares outstanding                       28,078,586       30,530,014       29,164,933       30,366,118
                                       ===============   ==============   ==============   ==============



     The accompanying notes are an integral part of these financial statements.

                             TEKNOWLEDGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         (Unaudited)
                                              Nine Months Ended September 30,
                                              -------------------------------
                                                         1997           1996
                                                 -------------  -------------
Cash flows from operations:
   Net income                                  $    1,651,332 $      513,226
   Adjustments to reconcile net income to net
   cash provided by operations:
     Depreciation and amortization                    214,574        194,752
     Noncash portion of other income from
       Trilogy settlement                          (1,005,757)             -
     Stock compensation expense                             -        120,073
     Changes in assets and liabilities:
       Receivables                                   (804,041)       (25,341)
       Deposits and prepaid expenses                  (54,745)       (15,424)
       Accounts payable                               271,495        (82,235)
       Accrued liabilities                            103,553          7,700
                                                 -------------  -------------

   Net cash provided by operations                    376,411        712,751
                                                 -------------  -------------

Cash flows from investing activities:
   Capitalization of software costs                   (51,600)       (60,446)
   Purchase of fixed assets                          (368,990)      (192,327)
                                                 -------------  -------------

   Net cash used for investing activities            (420,590)      (252,773)
                                                 -------------  -------------

Cash flows from financing activities:
   Proceeds from issuance of common stock              15,375          7,090
   Payments of capital lease obligations                    -         (3,599)
                                                 -------------  -------------

   Net cash provided by financing activities           15,375          3,491
                                                 -------------  -------------

Net increase (decrease) in cash and cash equivalents  (28,804)       463,469

Cash and cash equivalents at beginning of period    1,797,892        962,724
                                                 -------------  -------------

Cash and cash equivalents at end of period     $    1,769,088 $    1,426,193
                                                 =============  =============



The  accompanying  notes are an integral  part of these financial statements.

                            TEKNOWLEDGE CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


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

3.       Commitments and contingencies

                  Refer to Part II Item 1. Legal Proceedings.

4.       New accounting standards

                  In February 1997,  the Financial  Accounting  Standards  Board
         (FASB) issued Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share," which will be adopted by the Company in the fourth quarter of 1997. SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted, and to disclose the methodology used for the calculation. If SFAS No. 128 had been applied by the Company, basic net income per share would have been $.02 and $.07 for the three months and nine months ended September 30, 1997, and $.01 and $.02 for the comparable periods in 1996. Diluted net income per share would have been $.01 and $.06 for the three months and nine months ended September 30, 1997, and $.01 and $.02 for the comparable periods in 1996.

                  In February 1997, the FASB issued SFAS No. 129, "Disclosure of Information about Capital Structure," which will be adopted by the Company in the fourth quarter of 1997. SFAS No. 129 requires companies to disclose certain information about their capital structure. The adoption of SFAS No. 129 is not expected to impact the Company's consolidated financial statements.

                             TEKNOWLEDGE CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997


4.       New accounting standards (cont'd)

                  In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income," which becomes effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 130 is not expected to impact the Company's consolidated financial statements.

                  Also in June 1997, the FASB issued SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information," which becomes effective for fiscal years beginning after December 15, 1997. The adoption of SFAS No. 131 is not expected to impact the Company's consolidated financial statements.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

         Several forward looking statements are made in this section including, but not limited to, statements relating to recruiting of additional employees, increase in demand for new employees, expected growth in revenues, mix of revenues between government and commercial, anticipated new government contracts, and the development and announcement of commercial products involve risks and uncertainties, and actual results could differ materially from that set forth in the forward looking statements contained herein as a result of difficulties in recruiting, risks in government contracting, risks relating to commercialization of products, and other risks set forth below under "Risks and Uncertainties."

Results of Operations

Revenues

         Revenues for the three months and nine months ended September 30, 1997 improved to $3,367,044 and $7,654,173, an increase of 82% and 48%, respectively, over the comparable periods in 1996. Nearly all of the revenues in 1997 and 1996 were sponsored by agencies of the Federal Government. New government contracts awarded in 1996 and 1997 contributed to the Company's substantial increase in billable work and headcount. There was a 49% growth in the workforce between comparable quarters in 1997 and 1996, escalating labor and related costs. Generally, legitimate costs incurred by the Company in the performance of its contracts are reimbursed by the government and the results are reflected in revenues. Expansion of the workforce, a major component in the overall growth of the Company, is expected to taper off in the fourth quarter of 1997, as employment approaches targeted staffing levels. The Company often partners with outside subcontractors or consultants on complex government projects. Their support enhances the Company's ability to compete for new government contracts against much larger companies and contributes to increased contract awards and the revenue growth stream. So far in 1997, combined billable subcontractor and consultant costs were $883,928 and $1,463,679 for the three months and nine months ended September 30, 1997, compared to $145,246 and $495,168 for the three months and nine months ended September 30, 1996.

Costs and Expenses

         Cost of revenues were $2,322,902 and $5,245,658 for the three months and nine months ended September 30, 1997, a growth of 110% and 75%, respectively, over the comparable periods in 1996. The Company experienced a significant increase in labor and related costs as it continued to expand its technical workforce. The growth of the workforce coupled with increased demand for services lead to improved revenues from our cost-plus-fixed-fee government contracts. Subcontractor and consultant costs also increased significantly but so did revenue from these activities. As a percent of revenues, cost of revenues rose from 60% and 58% for the three months and nine months ended September 30, 1996, to 69% each for the three months and nine months ended September 30, 1997. Due to the rapid growth of the technical staff, cost of revenues now accounts for a larger portion of total costs, representing 76% and 73% of total costs for the three months and nine months ended September 30, 1997, compared to 65% and 62% for the three months and nine months ended September 30, 1996.

         Combined sales and marketing and general and administrative costs for the three months and nine months ended September 30, 1997 were $696,499 and $1,896,805, compared to $596,005 and $1,805,779 for the three months and nine months ended September 30, 1996, an increase of 17% and 5%, respectively. The Company incurred increased expenses related to recruiting, accrued bonuses, and an expanded sales and marketing workforce, which were offset by a comparable decrease in executive stock compensation costs and legal expenses. These costs were relatively stable between years, reflecting the Company's effort to keep administrative costs in check as it grows. Combined sales and marketing and general and administrative costs for the three months and nine months ended September 30, 1997 were 21% and 25% of revenues, versus 32% and 35% of revenues for the same periods in the previous year. As the Company's revenues continue to increase, the percentage of costs attributable to administrative activities is expected to continue to decrease.

         Interest income was $19,516 and $59,426 for the three months and nine months ended September 30, 1997 versus $14,842 and $37,235 for the comparable periods in the previous year. Other income, net of expenses, increased from $33,858 and $113,908 for the three months and nine months ended September 30, 1996 to $36,370 and $1,145,617 for the same periods in the current year. The increase between years for the nine month period ended September 30 was primarily attributable to the settlement of all outstanding lawsuits and debts between the Company and Trilogy Development Group, Inc. ("Trilogy") during the second quarter of 1997. In return for granting to Trilogy a license to the Company's United States Patent 4,591,983, the Company received 2,338,969 shares of Company stock, with an estimated fair value of $1,000,000, and $400,000 in cash. The transaction contributed $1,145,618 to other income, net of legal fees. Other income totaling $70,000 from the sale of a product line was recorded for the nine months ended September 30, 1996.

         Net income for the three months and nine months ended September 30, 1997 was $371,352 and $1,651,332, or $0.01 and $.06 per share, versus $188,561 and $513,226 for the comparable periods in 1996, or $.01 and $.02 per share. The settlement from Trilogy accounted for $.04 of the per share earnings for the nine months ended September 30, 1997. Net income represented 11% and 22% of revenues for the three months and nine months ended September 30, 1997 and 10% each for the comparable periods in 1996.

Bookings and Backlog

         At September 30, 1997, the order backlog from government customers was approximately $21 million, which consisted of (i) new orders for which work has not yet begun and (ii) revenue remaining to be recognized on work in progress. Approximately 84% of the backlog consists of programs that are awarded but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The Company's order backlog at December 31, 1996 was approximately $18.5 million.

Liquidity and Capital Resources

         As of September 30, 1997, unused sources of liquidity consisted of $1,769,088 in cash and cash equivalents, a decrease of $28,804 from December 31, 1996. The decrease consisted of $376,411 provided by operations, $420,590 used for investing in fixed assets and software development, and $15,375 provided by financing activities. Net income (after adjustments for noncash items) and the increase in accounts payable and accrued liabilities more than offset the increase of $804,041 in receivables (billed and unbilled), resulting in positive cash flows from operations. The billed receivables balance rose in proportion to the growth of revenues, and the unbilled receivables balance increased as a result of a change to an earlier billing month cutoff, representing a timing difference only.

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

         The Company has an unsecured line of credit from a financial institution in the amount of $1,500,000. The Company may borrow up to the lower of 60% of the receivable base or $1,500,000, at a rate of one percent over Prime. The line is subject to certain covenants and maintenance requirements, which have been fulfilled. The line expires in June 1998. The Company had not utilized the credit line through September 30, 1997.

         Management believes the Company will be able to operate in the next twelve months without additional financing, whether in the form of borrowings or equity capital. Successful operations in the long term should produce growth in revenues and profitability, which may require additional financing.

Risks and Uncertainties

         Teknowledge's service revenue currently derives primarily from government R&D contracts, and the Company has historically been profitable in that business. Dependence on government contracts carries risk; however, Teknowledge's government customers have generally not been impacted by historic budget cutbacks in Washington. The primary uncertainty in providing services under government contracts has been the Company's ability to attract and retain sufficient technical staff to meet the demands of new orders. Although the labor market for skilled computer professionals is highly competitive, the Company expects to meet its hiring goals for 1997. Management believes the Company has many competitive advantages which mitigate the risks of the typical company in its phase of development. In recent years, government services have provided the Company with a relatively stable income base to fund future internal software development. The Company believes it will continue to develop and market test new software without a material adverse impact on its financial position or results of operations. The Company carefully screens potential products for development before they are released into the market. While this does not guarantee success, it does minimize the exposure to the Company. A marketplace success could result in further investments and additional products.

         The Company believes that the Internet and Intranet software market offers a significant new opportunity for growth and that the Company is in a good position to convert Internet-based software developed under its government R&D contracts into new commercial products. However, if the Internet or Intranet market fails to develop, develops more slowly than expected, becomes saturated with competitors, or if the Company's products do not achieve market acceptance, the Company's commercial business, financial condition, and results of operations may eventually be adversely affected.

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

Item 6.       EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits:

    Set forth below is a list of all exhibits filed herewith or incorporated by reference as part of this Quarterly Report on Form 10-QSB.

Exhibit
No.       Description
---       -----------

3.1       Amended and Restated Certificate of Incorporation of
          Teknowledge Corporation (5)

3.2       Amended and Restated Bylaws of Teknowledge Corporation (9)

3.3 Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock (7)

4.1 Rights Agreement dated January 29, 1996 between the Company and Registrar and Transfer Company as Rights Agent (7)

10.1      Teknowledge Corporation amended 1989 Stock Option Plan (8)

10.2 License Agreement, dated February 11, 1987, between American Cimflex Corporation and BMW Technologies, Inc. (1)

10.3 Technology Sale and Stock Purchase Agreement, dated February 11, 1987, between American Cimflex Corporation and BMW Vision Associates Limited Partnership (1)

10.4 Stock Option Agreement, effective as of September 1, 1988, between American Cimflex Corporation and Romesh T. Wadhwani (1)

10.5 Amendment to Stock Option Agreement, dated November 30, 1988, between American Cimflex Corporation and Romesh T. Wadhwani (1)

10.6      Asset Purchase Agreement, dated December 14, 1990, between
          American Automated Factories, Inc. and Control Automation, Inc. (2)

10.7 Amended Employment Agreement, dated as of January 21, 1992, between Cimflex Teknowledge Corporation and Daniel R. Robusto (2)

10.8 Settlement Agreement, General Release, and Waiver of Claims, dated November 21, 1992, between Daniel R. Robusto and Cimflex Teknowledge Corporation (3)

10.9 Settlement Agreement, dated May 21, 1993, between Cimflex Teknowledge Corporation and Third Copley-Franklin Trust (4)

10.10 Settlement Agreement, dated September 1, 1993, between Cimflex Teknowledge Corporation and Pittsburgh Great Southern Company (4)

10.11 Change of Control Agreement, dated November 21, 1994, between Teknowledge Corporation and Frederick Hayes-Roth and Neil Jacobstein (6)

27        Financial Data Schedule

           References
           ----------

(1) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1989.

(2) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

(3) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

(4) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 1993.

(5) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994.

(6) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1994.

(7) Filed as an Exhibit to the Company's Current Report on Form 8-K dated February 12, 1996, related to the adoption of a Shareholder Rights Agreement dated January 29, 1996.

(8) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1995.

(9) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB, for the quarter ended March 31, 1996.


(b) The registrant did not file a report on Form 8-K during the quarter ended September 30, 1997.

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



                                                     TEKNOWLEDGE CORPORATION
                                                     -----------------------
                                                           (Registrant)




/s/ Frederick Hayes-Roth      Chairman of the Board         October 28, 1997
------------------------      of Directors and Chief
Frederick Hayes-Roth          Executive Officer
                              (Principal Executive
                              Officer)



/s/ Neil A. Jacobstein        President and Chief           October 28, 1997
------------------------      Operating Officer
Neil A. Jacobstein



/s/ Dennis A. Bugbee          Director of Finance,          October 28, 1997
------------------------      Treasurer and Secretary
Dennis A. Bugbee              (Principal Financial and
                              Accounting Officer)