Form 10KSB40
period 1997-12-31
TEKNOWLEDGE CORP
filed 1998-03-31
CIK 716214

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [Fee Required]

                    For the fiscal year ended December 31, 1997

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)  OF THE
      SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

                        For the transition period from to

                         Commission File Number: 0-14793

                             TEKNOWLEDGE CORPORATION
           (Name of small business issuer as specified in its charter)

            Delaware                                            94-2760916
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                              Identification No.)

               1810 Embarcadero Road, Palo Alto, California 94303
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (650)424-0500

         Securities registered pursuant to Section 12 (b) of the Act: None

            Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock, $.01 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days. Yes[X]   No[ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $11,094,930

The aggregate market value of Common Stock, $.01 par value per share, held by non-affiliates of the registrant was $18,018,715 on March 23, 1998 (based on the average bid and ask price per share of Common Stock on that date as reported over-the-counter by the National Quotation Bureau). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 23, 1998, there were 24,082,714 shares of Common Stock, $.01 par value per share, of the registrant outstanding.

                       Documents Incorporated by Reference
      Proxy Statement for the 1998 Annual Meeting of Stockholders Part III

                                    PART I

--------------------------------------------------------------------------------

Item 1.  Description of Business

      Teknowledge Corporation (the "Company") is in the distributed knowledge management business. Teknowledge is leveraging its core competencies in knowledge based systems and large scale, distributed object-oriented software with the expanding opportunities presented by the Internet and the World Wide Web. The Company provides software products and consulting services for government and commercial applications. The Company's key business lines are:
Distributed Systems Engineering, Situation Assessment and Data Fusion, Education & Training Technologies, C4I & Information Security Systems, and Electronic Commerce ("E-Commerce") Systems. The Company was incorporated on July 8, 1981 under the laws of the State of Delaware. The Company's principal executive offices are located at 1810 Embarcadero Road, Palo Alto, California 94303.

      Teknowledge is the surviving corporation of the merger (the "Merger") of American Cimflex Corporation and Teknowledge, Inc., that was consummated in 1989. Since the Merger, the Company has discontinued or divested some of its business units, and grown new lines of business. Ongoing operations of the Company consist of a Corporate headquarters located in Palo Alto, California and four distributed engineering offices located in San Diego, California (1996), Arlington, Virginia (1996), Fairfax, Virginia (1997), and Orlando, Florida
(1997).

      Teknowledge is increasing its focus on commercial software products and services, particularly in the E-Commerce market; however, this transition takes time. The current customer base for the Company's products and services consists primarily of government related projects. For the year ended December 31, 1997, the Company's direct revenue mix from continuing operations was approximately 99% government and 1% commercial products and services. The Company's business is concentrated in the United States.

Overview

      The information economy places a huge competitive premium on an organization's ability to manage its knowledge effectively. Knowledge has become the key competitive weapon in the marketplace and the battlespace. However, knowledge acquired by people often does not get reused because it is not organized or distributed effectively. Knowledge management systems are software programs that enable combinations of people and computers to capture, refine, distribute, and apply knowledge to solve business application problems. Teknowledge develops software architectures and programs which integrate conventional software and knowledge management systems in distributed, heterogeneous network applications. These architectures are embodied in products and services that support integration, processing, and systematic utilization of an organization's knowledge assets.

     Teknowledge   has  five  business   units.   Specifically,   Teknowledge's
Distributed Systems Engineering program provides the foundation for distributing webs of objects that contain information about an application's technical content and its relationships to other applications. The Data Fusion and Situation Assessment program develops software algorithms that refine information from multiple sources into a coherent body of knowledge that can be acted upon. The Education and Training Technologies program encapsulates knowledge into reusable media, develops intelligent tutoring systems to communicate that knowledge, and distributes the tutoring systems over the World Wide Web. The C4I and Information Security Systems program focuses on architectures and software that protect the information stored in computer networks, and utilize the knowledge to make timely decisions, and execute plans effectively. Finally, Teknowledge's E-Commerce Systems business unit provides commercial software products and services that enable corporations to manage their sales knowledge, and sell products effectively over the Internet. Each of Teknowledge's business units provides essential components of an integrated knowledge management solution.

      Computer software applications provide maximum value when integrated into networked operations, both within and among enterprises. Integration of these various functions is facilitated if object-oriented software is designed with an "open architecture." This allows the same applications software and user interfaces to be distributed via network protocols across many different types of computers. The Company's products and services are designed to maximize the value of integrating, distributing and activating application knowledge.

      Since the U.S. Department of Defense and many commercial businesses are now conducting large-scale operations over international computer networks such as the Internet, much of the Company's current and future business focus is on providing software to make it possible to delegate knowledge-intensive tasks to network-enabled computer software associate systems. These associate systems may accomplish routine tasks as well as accelerate knowledge gathering, refinement, dissemination, and utilization over computer networks. Teknowledge's strategic plans include commercializing associate systems software that amplifies human productivity and the ability to manage knowledge effectively. Teknowledge has built six associate systems and commercialized one. These systems include: the Briefing Associate, the Parent's Associate, the Student's Associate, the Project Center Associate, the Desktop Associate, and the commercial Sales Associate(TM).

Operations

      Teknowledge has distributed operations, with its headquarters located in Palo Alto, California and offices in San Diego, California, Orlando,Florida, and Arlington and Fairfax, Virginia. The Company continues to expand its technical staff in accord with the mix of skills needed in each office. The Company has five business areas that represent interrelated, but distinct lines of business, as discussed below.

      Distributed Systems Engineering

      Operations that are widely distributed require extensive object-oriented systems infrastructure. Currently, the World Wide Web provides little of this systems infrastructure, but instead relies on the distribution of multimedia documents. In the future, complex webs of objects and knowledge will have to be distributed systematically and dynamically updated. This requires the ability to provide reliable quality of service, security of operations, maintainability, and distribution by intelligent "push" and "pull" techniques. In addition, the types and quantity of knowledge distributed will require new designs and new software, specialized for specific knowledge processing tasks. Teknowledge's Distributed Systems Engineering program focuses on providing next generation systems infrastructure.

      Situation Assessment and Data Fusion

      Complex problem solving in emergencies and international conflicts requires the ability to quickly and effectively access and combine data from multiple sources in order to develop a dynamic assessment of an evolving situation. Teknowledge's Situation Assessment and Data Fusion program focuses on providing distributed tools and systems infrastructure to fuse data from multiple sources and combine those data into a cogent and often shared perception of a situation. An example includes the Defense Advanced Research Projects Agency ("DARPA") sponsored HIBURST project that focuses on the design and implementation of high performance information bases using real-time scaleable technology in time critical applications. This program is developing a situation server, which combines data from multiple sources, and detects patterns or conditions of interest to a customer. These conditions may in turn trigger alerts or actions to respond to a situation quickly and effectively.

      Education and  Training Technologies

      The Internet and the World Wide Web have created a new opportunity for formerly isolated desktop systems that provided computer-aided instruction. Not only have the techniques of computer aided instruction improved dramatically in recent years, but the means to distribute them have undergone a veritable revolution. Now it is possible to provide distance learning via an interactive course delivered through a standard World Wide Web browser or associated application system. There are opportunities to deliver in-house corporate training over intranets, K-12 education over the Internet, and just-in-time adult training on the job or in the home. Teknowledge has been involved in education and training since 1981, and in 1997 it created a program devoted entirely to this growing opportunity. Teknowledge served for the past two years as the Cluster Leader for the US's largest multi-institution project on Intelligent Tutors and Associates. The DARPA Computer Assisted Education and Training Initiative sponsored Teknowledge's work on Parents Associate to enable parents to get advice on parenting and access to Internet-based educational resources, and a Center Associate to provide a computer-based coach or peer to help guide users in getting the most from education resources available to them. Teknowledge is now leading the Business and Marketing Group of the new Government sponsored Advanced Distance Learning Initiative, which is actively developing distance learning technology to provide cost effective industrial strength courseware over the Internet.

      C4I and  Information Security Systems

      Teknowledge's Command, Control, Communications, Computer, and Intelligence ("C4I") program has focused on the use of computers and communications in command and control applications. These applications may be used in times of natural disasters such as floods or hurricanes, humanitarian interventions into war torn areas such as Bosnia, or external conflicts, such as the Gulf War. C4I systems uses all of the available information provided by web servers, situation servers, and other specialized servers. The resulting digital planning application is used to assess alternative courses of action, to select action plans, and to monitor and control the results of those plans. Teknowledge has contracts to provide architectures and systems implementations for several command and control applications. The Briefing Associate developed in this program supports briefers in constructing Internet accessible command and control briefings and customizing them for specific audiences.

      The new focus of this program is in information security systems which protect information stored in computers or distributed over networks. This is a critical, high priority application area that requires the technical resources Teknowledge possesses. The need for information security solutions has created tremendous demand in both government and industry, including E-Commerce applications.

      E-Commerce Systems

      Electronic Commerce is the conduct of business operations over computer networks. It is an obvious commercial target for knowledge management technology and product development. Teknowledge began focusing a business unit on commercial sales knowledge management in 1997. The E-Commerce Systems business unit provides assessments of corporate E-Commerce strategy and technology, services to support leading E-Commerce products, and installations of Teknowledge's own Sales Associate(TM) software.

      The Sales Associate(TM) is a commercial software product which provides unassisted sales over the Internet. It incorporates rules of selling and utilizes specific product knowledge to emulate the best practices of the most productive sales person in a firm. The product goes beyond the typical browsing interaction on the World Wide Web by engaging the customer in an interactive dialog about products. The Sales Associate(TM) creates a unique profile of every customer and specializes the sales presentation to each prospect. It learns and remembers a customer's profile and preferences, and applies all available information towards the next sale. The system can cater its visual form to match the user's profile, selecting among web text, audio, or 3D graphics. The Sales Associate(TM) incorporates both generic and domain-specific "rules of selling" to guide the sales process. It matches a customer profile with the products in a product knowledge base. The Sales Associate delivers up-to-the-minute information on product features and availability, as well as news of special discounts and other promotions. Sales are processed immediately on-line through third-party electronic credit or digital cash. Customer fulfillment comes via third-party express mail service or local delivery.

      The Sales Associate(TM) is a new product in a relatively new market. There are uncertainties and risks associated with the introduction of any new software product; (see Part II Item 6. Management's Discussion & Analysis or Plan of Operation - Certain Factors That May Affect Future Results of Operations and/or Stock Price) however, Teknowledge has continued to evolve Sales Associate(TM) capabilities, and is committed to making the product a commercial success.

      Teknowledge has also developed custom application software systems for several customers to design and check hardware configurations. This configuration software is in daily use at Applied Materials and Motorola Corporation. The Company has been building configuration systems for over a decade, and has codified some of that experience in reusable configuration software.

      M.4 is a commercial software tool developed by Teknowledge and sold to customers who want to build their own knowledge-based problem-solving systems.
M.4 and its predecessors have been sold and supported by Teknowledge as shrink-wrapped software since 1985. M.4 is used primarily as a tool that allows users to embed expertise within other software systems. M.4 is sold principally on PC platforms, and it includes interfaces to Visual BasicTM1, Visual C++TM1, and ToolbookTM2. The market for expert systems tools is limited, but M.4 provides a useful infrastructure for developing knowledge based application systems.

Sales and Marketing

      Teknowledge's   services  and  software  are  marketed  primarily  by  the
Company's employees, including the Chief Executive Officer, the President, and five experienced business unit managers supported by senior technical engineers. Each business unit offers consulting services to help prospective customers define their problems and projects. Government proposal work conducted in response to a Broad Area Announcement or Request for Proposal is typically not funded. However, consulting assignments are funded to evaluate current corporate E-Commerce capabilities, and to recommend next steps, including application work.

      The Company has increased its commercial sales and marketing efforts to lay the foundation for increased commercial business. In 1998, the Company has begun implementation of a new strategy to win potential customers. This strategy includes earning Value Added Reseller (VAR) and premier certified solution provider status from market leaders such as IBM, Microsoft, and Oracle. The Company is targeting value-added services squarely in the center of the commercial marketplace to broaden the appeal and reduce the risk to potential customers. Teknowledge is positioning its products to integrate with and add value to the large number of services and products third-parties develop for the Internet market.

      Teknowledge has launched a public relations program to ensure greater awareness of the Company in a broader base of customers, industry analysts, market makers, stock brokers, and the general public.

Backlog

      At December 31, 1997, the expected order backlog was approximately $25 million, which consisted of (i) new orders for which work has not yet begun, and
(ii) revenue remaining to be recognized on work in progress. 100% of the December 31, 1997 backlog is from government customers. Approximately 84% of the backlog consists of government-sponsored programs that are awarded but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. Backlog is an estimate and is subject to a number of risks (see Part II Item 6. Management's Discussion & Analysis or Plan of Operation - Certain Factors That May Affect Future Results of Operations and/or Stock Price). The portion of the overall backlog that is reasonably expected to be fulfilled in the current fiscal year is approximately 48%.

----------
1 Visual Basic(TM) and Visual C++(TM) are trademarks of Microsoft Corporation. 2 Toolbook(TM) is a trademark of Asymetrix Corporation.

Research and Development

      Almost all of the Company's operations except for the E-Commerce business unit were related to advanced government development projects. As a result, the Company's R&D activities were mostly funded externally by the Federal Government. Generally, the Company retains the exclusive right to market the government sponsored R&D commercially. From time to time the Company funds its own R&D, mostly in the form of commercializing the technology developed under its government contracts. As the Company continues to grow the commercial products and services business, more internally-funded R&D is expected. The Company expensed $206,603 and $0 of its own funds on R&D for the years ended December 31, 1997 and 1996, respectively.

      In accordance with SFAS 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," the Company incurred software development costs which were capitalized. These capitalized software development costs were $10,712 and $59,485 for the periods ended December 31, 1997 and 1996, respectively.

Competition

       A number of companies  provide  consulting  services  and  software  that compete with aspects of the Company's business. Many of these companies are substantially larger and have greater financial resources than the Company. Sales and configuration systems are provided by Trilogy Development Group, Calico, Concentra, Selectica, Brightware, Baan, SAP, Oracle and others. Knowledge management systems are provided by Carnegie Group, Inference Corp., Neuron Data Corp., Intellicorp, Inc., and Trinzic Corp. Distributed systems engineering, data fusion, and C4I & Information Security services are provided by GTE, Trusted Information Systems, Lockheed-Martin, Boeing, Perceptronics, ISX, and SAIC, among others. Internet-based distance education and training technologies are mostly in the R&D stage, with competitors still emerging in the commercial marketplace.

      The major part of the Company's business consists of performing cost-plus-fixed-fee contracts. The Company also offers licenses for the use of its software products with installation, maintenance and support services offered separately. The sales process is traditionally characterized by long lead times from first contact to sale, substantial up-front sales costs, and significant competition. Contract awards are generally made on the basis of the concept and quality of the technical proposal, the track record of the bidder, the quality and experience of project management and technical personnel, and price.

 Proprietary Rights

      Teknowledge maintains an active intellectual property program, and currently holds eight U.S. software patents. The application software developed by Teknowledge includes the Sales Associate(TM) for configuring automated sales on the Internet, knowledge-based expert systems, pattern detection and data fusion tools, and systems to manage and protect webs of networked information. Sales Associate(TM) is a trademark of the Company. The COPERNICUS(TM) trademark is registered in the US and many foreign jurisdictions. As use of any product name becomes consistent and established, the Company intends to apply for formal registration of the product name as a trademark in the United States
and  any   applicable   foreign jurisdictions.

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

      There can be no assurance that the Company's protective measures will be adequate to protect its proprietary rights, that others have not or will not independently develop or acquire equivalent or superior technology, or that the Company will not be required to obtain royalty-bearing licenses to use other intellectual property in order to utilize the inventions embodied in its patents. There also can be no assurance that any patents will be issued pursuant to the Company's current or future patent applications or that patents issued pursuant to such applications or any patents the Company currently owns will not be invalidated, circumvented or challenged. From time to time, the Company may be notified that it may be infringing patents or proprietary rights owned by third parties. There can be no assurance that the Company would be able to enter into an acceptable license under such third party patent or proprietary rights or redesign or modify its products and processes to avoid infringement of such patent or proprietary rights, or that the Company could otherwise avoid infringement of such patent or proprietary rights. In the event the Company is unable to take such action, its business, financial condition and results of operations could be materially and adversely affected. Additionally, litigation may be necessary to protect the Company's proprietary rights.

Government Contracts

      In 1997, approximately 99% of the Company's revenues were from cost-type government contracts, and 100% of its December 31, 1997 backlog was from government contracts. The Company's business has been dependent upon successful bidding for government contracts. The Company applies for contracts in the form of a proposal by responding to Requests for Proposals and Broad Agency Announcements issued by the United States Federal Government or by prime contractors under contract to the Federal Government. Proposals include discussion of the technical approach to be taken to satisfy the government's or the prime contractor's requirements and a detailed presentation of costs expected to be incurred. The proposal is reviewed and evaluated by technical and administrative personnel employed by the government or the prime contractor. If the procurement method is "competitive bid," the contract is awarded to the company which would best satisfy the government's or the prime contractor's requirements. If the procurement method is a "negotiated award," the government or the prime contractor would enter into negotiations to determine a price for the contract; upon successful conclusion of negotiations, a contract is awarded. Government contracts contain termination clauses which permit contract termination upon the Company's default or at the government's discretion.

      Currently, agencies of the U.S. Government sponsor most of the Company's technical work. The portion of the Company's revenues attributed to government business has risen from 98% in 1996 to 99% in 1997. Government contracts are potentially more risky than commercial contracts because they are subject to agency funding limitations, congressional appropriation, and the political agenda of the current administration in Washington, D.C. However, the particular government customers that have sponsored Teknowledge contract work have been relatively stable in recent years. While there is no guarantee that this will continue to be the case, it is an indication of the priority that the government has historically placed on this type of contract R&D work.

      The typical cost-type government contract performed by the Company has a regulated fixed fee limit which inhibits the Company from improving profit margins beyond what is permitted in the government regulations. In addition, Federal Acquisition Regulations exclude from reimbursement some "unallowable" expenses which the Company considers a regular part of the business. Furthermore, almost all the Company's contracts contain termination clauses which permit contract termination upon the Company's default or at the contracting party's discretion. The Company has not experienced any material cancellations to date; however there can be no assurance that such cancellations will not occur in the future.

      The indirect costs and expenses accumulated in the performance of government contracts are allocated to the customer in the form of overhead (indirect) rates. These rates, which are periodically reviewed by government auditors, fluctuate based on the relationship between the overhead costs and direct costs incurred in the performance of the contracts during the year. Excluded from these rates, and not subject to reimbursement, are certain costs (approximately 3% of total costs in 1997) which are proscribed as unallowable by the government, such as entertainment and advertising, and a considerable portion of patent litigation costs. In addition, the government has established compensation limits for employees which expressly reduces the amount of compensation and related expenses, such as bonuses and stock options, that can be passed on to the government through the overhead rates. In recent years, the Company has experienced a decline in the fees on new government contracts due to government cost saving efforts. Some new contracts may not suffer this fee erosion; however, the overall limitation on potential government contract fees coupled with a potential increase in the expenses not eligible for reimbursement, combine to restrict the Company's ability to improve profit margins on government contracts in the future. The Company's government-sponsored R&D is most valuable as a technology incubator, development laboratory, and testbed. The best software from this work becomes a candidate for software product commercialization. This helps the government amortize the considerable cost of maintenance, and it provides Teknowledge with the opportunity to compete in a growing commercial marketplace.

Employees

      Including contract engineers and temporaries, the Company had a total of 71 full time employees at December 31, 1997. All the employees were employed in the continental United States. The majority of employees, including top management, are technical. They perform direct billable work on contracts or develop and support software products. A core group of administrative staff performs general and administrative functions. A large percentage of the employees hold advanced degrees in technical disciplines. The future success of the Company will depend, in part, on the Company's ability to continue to retain, attract, and motivate highly qualified technical, marketing, and management personnel. This has become a particular challenge as increasing demand for top quality software professionals has exceeded supply. The Company has never had a work stoppage, and it is not a party to any collective bargaining agreement with any of its employees.

Item 2.  Description of Property

      The Company's executive offices are located at 1810 Embarcadero Road, Palo Alto, California, under a lease for a period of three years commencing April 5, 1996, with an option to extend the lease for an additional three years when the lease expires. The Company has also signed renewable leases for office space in Arlington and Fairfax, Virginia, San Diego, California and Orlando, Florida. Although there is sufficient space to accommodate new employees in the near term, the Company will contemplate acquiring additional office space in the future as it approaches full capacity.

      In January 1994, the Company entered into a settlement agreement with the landlord for its former Franklin, Massachusetts location. Under the terms of this agreement, the lease scheduled to expire in May 1999 was terminated for a total consideration, including accrued interest, of $131,760 which is to be paid in escalating payments over a five-year period. Payments are due January 31 of each year. As of December 31, 1997, a total of $77,328 in payments have been made and the remaining liability was included in "Current liabilities - Other" (see Part II Item 7. Financial Statements).

      In September 1993, the Company entered into a settlement agreement with the landlord at the former Bridgeville, Pennsylvania location. Under the terms of the agreement, the Company will avoid an annual settlement amount of $18,306 unless there exists a differential in rent between what the new tenant pays and what the Company was expected to pay during the term of the original lease. The settlement agreement provides for a maximum payment of $18,305 by the Company per annum until 1998. There has been no such rent assessment to date. As of

December 31, 1997, a future possible assessment of $18,305 was included in "Current liabilities - Other" (see Part II Item 7. Financial Statements).

Item 3.  Legal Proceedings

      On May 15, 1997, the Company and Trilogy Development Group, Inc. ("Trilogy") agreed to a settlement of all outstanding lawsuits and debts between the companies. Pursuant to the Settlement Agreement, License Agreement, and Mutual Release, the Company immediately granted to Trilogy a non-exclusive, royalty-free license to the Company's United States Patent 4,591,983 in exchange for 2,338,969 shares of Company stock owned by Trilogy, which the Company valued at $1,006,000, and $400,000 in cash. The Agreement also provided for the transfer of certain proxy rights to the Company and other consideration, including the orderly disposal of Trilogy's remaining stock ownership of approximately 900,000 shares in open market transactions through May 14, 1998.

      On or about August 2, 1994, Daniel R. Robusto, a former executive of the Company, filed a suit in the Court of Common Pleas of Allegheny County, Pennsylvania, pursuant to Pennsylvania Wage Payment and Collection Law, alleging breach by the Company of an employment settlement agreement and the nonpayment of severance wages of $107,307 plus liquidated damages of $26,827, attorney fees, interest, and other court costs. The Company has responded to the initial complaint and asserted certain counterclaims against Mr. Robusto based upon his actions while in office. The litigation process is continuing. Management believes the ultimate resolution of the above matter will not have an adverse material impact on the Company's financial position and results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

      No matters were submitted to a vote of security holders during the fourth quarter of 1997.

                                     PART II

--------------------------------------------------------------------------------

Item 5.  Market for Common Equity and Related Stockholder Matters

      The Common Stock of Teknowledge is traded under the symbol TEKC on the "Bulletin Board," an over-the-counter ("OTC") listing service provided by the National Quotation Bureau. The price of the stock is updated periodically when a trade is made. On March 23, 1998 the listed closing "bid" price of the stock was $.84 a share.

       The following table sets forth the range of high and low bid information for the Common Stock on the OTC Bulletin Board for the quarterly periods indicated. The bid information reflects inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions. The Company has never paid dividends on its capital stock.

                 1997                             High            Low

   First quarter, ended March 31, 1997           $ .59          $ .38
   Second quarter, ended June 30, 1997             .68            .38
   Third quarter, ended September 30, 1997         .51            .43
   Fourth quarter, ended December 31, 1997         .65            .43


                 1996                             High            Low

   First quarter, ended March 31, 1996           $ .55          $ .25
   Second quarter, ended June 30, 1996             .86            .46
   Third quarter, ended September 30, 1996         .86            .56
   Fourth quarter, ended December 31, 1996         .72            .40

      As of December 31,1997 there were 1,900 holders of record of Common Stock of the Company.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Overview of Significant Matters

      Forward looking statements made in this section relate to recruiting of additional employees, expected growth and revenues, realizability of backlog, competition for expected new government contracts, development and announcement of commercial products, and deferred tax assets. All forward looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward looking statements contained herein as a result of competition, agency funding limitations, other factors relating to government contracting, ability to attract and retain technical and management personnel, and other factors described in "Certain Factors That May Affect Future Results of Operations and/or Stock Price."

                          Year Ended December 31, 1997
                            Quarterly Results Summary
                    (in thousands except for per share data)

                               First     Second     Third     Fourth     Total
Revenues                      $1,805     $2,482    $3,367     $3,441   $11,095
Costs and Expenses             1,690      2,457     3,045      3,249    10,441
Other and Tax Benefit/Provision   10      1,130        50        916     2,106
Net Income                       125      1,155       372      1,108     2,760
Net Income per share             .00        .04       .01        .04       .10

      Teknowledge's revenues for the year ended December 31, 1997 increased to $11,094,930, a 55% improvement over 1996. 99% and 98% of the revenue in 1997 and 1996, respectively, were from agencies of the Federal government. Revenue growth was fueled by new contract awards totaling $17.5M, which increased total backlog from $18.5M at December 31, 1996, to approximately $25M at December 31, 1997. To meet the demands of the new contracts, the Company grew its total workforce by 45% to over 70 employees, despite competition for technical personnel in the Silicon Valley labor market. The growth of the workforce in 1998 is likely to be modest compared to 1997 as the Company approaches targeted staffing levels on existing projects. This situation could change, however, if the Company wins new contracts currently under consideration by the government. There can be no assurance that the Company will be able to attract and retain the key technical personnel needed to perform the contracts.

      During the second quarter of 1997, the Company reached an amicable settlement with Trilogy in Federal court. As a result, approximately $1,146,000 of income was recorded during the second quarter of 1997 (see Part 1 Item 3. Legal Proceedings). This additional income contributed $.04 diluted earnings per share in 1997.

      The Company recorded a deferred tax asset of $900,000 in the fourth quarter of 1997, after evaluating the Company's profitable results over the last three years and the prospects for improvements in the future. Recognition of the deferred tax asset contributed $.03 diluted earnings per share in 1997. The Company's net operating loss carryforwards, subject to certain annual expirations, can be utilized until the year 2009. The amount recorded in 1997 represents only a fraction of the potential tax savings which may be realized in subsequent years (see Note 6. Tax Loss Carryforwards). Additional amounts may be recorded for estimated reductions in tax liabilities pertaining to future periods if the Company continues to maintain its profitability and positive outlook. Likewise, an unfavorable future event may require an adjustment in the amount of the tax asset, with a negative effect on income.

      Net income for the year improved 310% over the previous year to $2,759,654, or $.10 diluted earnings per share. Net income before the Trilogy settlement and recognition of the deferred tax asset was $713,825, or $.02 diluted earnings per share. 88% of this income is from government sources. The government has approved an increase in the allowable compensation limit used in the computation of government overhead rates in 1998. This change is expected to have a positive effect on income in 1998.

      Generally, product sales were below expectations in 1997. Breaking through Internet fire walls proved harder than expected and potential customers were reluctant to invest in a new product offered by an emerging company. As a result, the Company has fortified and restructured its product sales team and adopted a new marketing strategy as discussed in Part I Item 1. Sales and Marketing.

Certain Factors that May Affect Future Results of Operations and/or Stock Price:

      The Company recognizes that the continued success of the business is dependent on key management and technical personnel, the loss of one or more of whom could adversely affect aspects of the Company's business. To mitigate this risk, five senior program managers have been hired in recent years. The Company relies on its executives and program managers for the acquisition and negotiation of government awards, preparation of proposals, and the general direction and management of the Company. The Company believes that its future success depends on attracting and retaining highly skilled technical personnel and other employees.

      Management believes that the market for Internet software is a significant new opportunity for the Company, and that it is in an excellent position to convert software developed under government R&D contracts into new commercial products. The market for Internet software, however, is at an early stage of development, rapidly evolving, and characterized by an increasing number of market entrants who have introduced or are developing competing software products and services. As is typical for a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. Further, aspects of the Internet (including security, reliability, cost, ease of use and quality of services) are undergoing rapid evolution that may affect growth of the use of the Internet in general and of Internet software in particular. The demand for Internet software will require broad acceptance of new methods of conducting business and exchanging information over the Internet. It is not known how soon, if ever, the demand for Internet software will become sufficient to sustain a viable market for the products developed by the Company. Even if a market develops, there can be no assurance that the Company will be able to develop and bring to market products which will gain market acceptance or generate significant revenue or profits. The Company's products may be subject to price erosion and marketing risks due to free client software distributed by on-line service providers, Internet access providers, and others. If the Internet E-Commerce develops more slowly than expected, becomes saturated with competitors, or if the Company's products for the Internet market do not achieve market acceptance, the Company's business, financial condition, and results of operation may be materially and adversely affected.

      The Company's operating results are affected by a wide variety of factors, including successful commercialization of the Company's products, competition from larger companies, ability to staff and recruit employees, general economic conditions, and government intervention.

Year 2000

      The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("year 2000") approaches. The key issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. All of the hardware and software currently in use at the Company are relatively new and year 2000 compliant. No significant reprogramming efforts and year 2000 compliance expenses inside the Company are expected to be necessary.

Results of Operations

      1997 compared to 1996

      Revenues rose $3,936,167,  or 55%, to $11,094,930 in 1997, from $7,158,763 in 1996. During 1997, the Company was successful in winning a number of new contracts from the government. In order to meet the new project requirements, the Company accelerated its recruiting efforts and grew its workforce by 45%. There was also a corresponding increase in subcontractor and consultant engagements, as the Company often teamed with subcontractors on larger and more complex projects. For the year ended December 31, 1997, subcontractor and consultant costs were $2,417,308, as compared to $747,399 in 1996. The increase in labor and subcontractor costs incurred by the Company in the performance of the contracts are reimbursed by the government and the results are reflected in revenues.

      Cost of revenues increased 67% from $4,541,823 in 1996 to $7,575,634 in 1997. The increase was mostly attributable to the aforementioned growth in labor and use of subcontractors and consultants, the costs of which accounted for nearly 70% of total cost of revenues in 1997. As a percentage of revenues, cost of revenues rose from 63% in 1996 to 68% in 1997. As the company continued to grow its technical staff on a relatively stable general and administrative base, cost of revenues accounted for an increasingly larger portion of total revenues from its cost-plus-fixed fee contracts.

      General and administrative costs were $2,122,499 and $2,054,698 in 1997 and 1996, respectively. Although the Company incurred increased expenses related to recruiting and bonuses as it grew, there was an offsetting decrease in executive stock compensation costs and legal expenses as a result of the settlement of the Trilogy litigation. Overall, general and administrative costs were relatively stable between years, reflecting the Company's conscientious effort to control administrative costs as it grew. General and administrative costs decreased from 29% in 1996 to 19% in 1997 as a percentage of revenues.

      Sales and marketing costs increased almost five times from $95,961 in 1996 to $535,746 in 1997, as the Company built a team and dedicated increasingly substantial resources to market and sell commercial Internet products and services. The Company's sales and marketing efforts include applications engineering and technical support, as well as trade shows, demonstrations, advertising and other traditional marketing activities. The Company has not recognized any marked revenues from these efforts to date and there can be no assurance these revenues will develop.

      The Company expended $206,603 of its internally funded research and development ("R&D") costs in 1997 and did not report measurable amounts in 1996. Most of the Company sponsored R&D was concentrated in the development of commercial products for the Internet. The development of commercial products for the Internet has not achieved significant revenues to date. The majority of the Company's R&D efforts were funded externally through government projects (and recorded as cost of revenues), which are expected to provide the basis for future commercial development opportunities.

      Interest income was $83,229 in 1997 versus $57,612 in 1996. The increase was primarily due to increased cash balances during the year. Other income increased from $173,131 to $1,145,108 in 1997, largely as a result of the settlement of a lawsuit with Trilogy earlier in the year. Income from the sale of a product line was completed in 1996 and there was no income from this sale in 1997.

      Net income in 1997 was $2,759,654 versus $672,374 in 1996. Income per share on a diluted basis was $.10 for 1997 and $.02 in 1996.

Inflation

      During the year, the Company did not experience any significant effect from inflation.

Liquidity and Capital Resources

      As of December 31, 1997, unused sources of liquidity of the Company were $2,172,235 in cash and cash equivalents, an increase of $374,343 over the previous year. The Company generated cash reserves of $863,887 from its operating activities and used $500,426 for computer equipment and other improvements.

      The Company believes that the present level of cash and cash equivalents is adequate to service the liquidity needs of the Company in 1998. The Company relies principally on the collection of receivables to generate internal cash reserves.

      The Company has an unsecured line of credit from a financial institution in the amount of $1,500,000. The Company may borrow up to the lower of 60% of the receivable base or $1,500,000 at a rate of one percent over Prime. The line is subject to certain covenants and maintenance requirements which have been fulfilled. The line expires in June 1998 and is expected to be renewed. The Company did not utilize the credit line in 1997.

Item 7.  Financial Statements

     The response to this item is incorporated by reference in a separate section of this report. See Exhibits, Financial Statement Schedules and Reports on Form 8-K, Item 13(a)(1) and (2).

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      Not applicable.


                                    PART III
--------------------------------------------------------------------------------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 15(a) of the Exchange Act

        The information required by Item 9 regarding directors and executive officers of the Company is incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Compensation - Employment Arrangements" included in the definitive proxy statement for the Company's 1998 Annual Meeting of Stockholders (the "1998 Annual Meeting Proxy Statement").

Item 10. Executive Compensation

        The information required by Item 10 is incorporated herein by reference to the section entitled "Executive Compensation and Other Matters" and "Proposal 1: Election of Directors - Directors Compensation" included in the 1998 Annual Meeting Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

        The information required by Item 11 is incorporated herein by reference to the section entitled "Security Ownership" included in the 1998 Annual Meeting Proxy Statement.

Item 12. Certain Relationships and Related Transactions

        The information required by Item 12 is incorporated herein by reference to the section entitled "Certain Relationships and Other Transactions" included in the 1998 Annual Meeting Proxy Statement.

Item 13. Exhibits and Reports on Form 8-K

(a)(1) and (2):  Financial Statements and Financial Statement Schedules

        Reference is made to the Index to Financial Statements preceding the consolidated financial statements included in response to Part II, Item 7 of this annual report for a list of all financial statements filed.

(a)(3):  Exhibits

        Set forth below is a list of all exhibits filed herewith or incorporated by reference as part of this Annual Report on Form 10-KSB.

Exhibit No.             Description
-----------             -----------

   3.1 Amended and Restated Certificate of Incorporation of Teknowledge Corporation (5)

   3.2       Amended and Restated Bylaws of Teknowledge Corporation (9)

   3.3 Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock (8)

   4.1 Rights Agreement dated January 29, 1996 between the Company and Registrar and Transfer Company as Rights Agent (8)

  10.1       Teknowledge Corporation 1989 Stock Option Plan (7)

  10.2 Amendment to Stock Option Agreement, dated November 30, 1988, between American Cimflex Corporation and Romesh T. Wadhwani (1)

  10.3 Amended Employment Agreement, dated as of January 21, 1992, between Cimflex Teknowledge Corporation and Daniel R. Robusto (2)

  10.4 Settlement Agreement, General Release, and Waiver of Claims, dated November 21, 1992, between Daniel R. Robusto and Cimflex Teknowledge Corporation (3)

  10.5 Settlement Agreement, dated May 21, 1993, between Cimflex Teknowledge Corporation and Third Copley-Franklin Trust (4)

  10.6 Settlement Agreement, dated September 1, 1993, between Cimflex Teknowledge Corporation and Pittsburgh Great Southern Company (4)

  10.7 Change of Control Agreement, dated November 21, 1994, between Teknowledge Corporation and Frederick Hayes-Roth and Neil Jacobstein (6)

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

   (9) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.

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

                                          Teknowledge Corporation


Date:  March 30, 1998                     By:   /s/ Frederick Hayes-Roth
                                                ------------------------
                                                Frederick Hayes-Roth
                                                Chairman of the Board of
                                                Directors

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Name                        Capacity                     Date
           ----                        --------                     ----

/s/ Frederick Hayes-Roth           Chairman of the Board         March 30, 1998
---------------------------        of Directors and
Frederick Hayes-Roth               Chief Executive Officer
                                   (Principal Executive
                                   Officer)

/s/ Neil A. Jacobstein             President, Chief Operating    March 30, 1998
---------------------------        Officer and Director
Neil A. Jacobstein

/s/ Dennis A. Bugbee               Director of Finance,          March 30, 1998
---------------------------        Treasurer and Secretary
Dennis A. Bugbee                   (Principal Financial and
                                   Accounting Officer)

/s/ Lawrence Druffel               Director                      March 30, 1998
---------------------------
Lawrence Druffel

/s/ General Robert T. Marsh        Director                      March 30, 1998
---------------------------
General Robert T. Marsh

/s/ William G. Roth                Director                      March 30, 1998
---------------------------
William G. Roth

/s/ James C. Workman               Director                      March 30, 1998
---------------------------
James C. Workman

                          ANNUAL REPORT ON FORM 10-KSB

                   ITEM 7, ITEM 13(a)(1) and (2), (c) and (d)

                          LIST OF FINANCIAL STATEMENTS

                                CERTAIN EXHIBITS

                              FINANCIAL STATEMENTS

       AS OF DECEMBER 31, 1997 AND FOR THE TWO YEARS ENDED DECEMBER 31, 1997

                             TEKNOWLEDGE CORPORATION

                              PALO ALTO, CALIFORNIA

                             TEKNOWLEDGE CORPORATION

                       FORM 10-KSB - ITEM 13(a)(1) and (2)

                    LIST OF CONSOLIDATED FINANCIAL STATEMENTS



The following consolidated financial statements of Teknowledge Corporation are included in Item 7:

Page

Report of Independent Public Accountants                                      20

Consolidated Balance Sheet - December 31, 1997                                21

Consolidated Statements of Operations - Years ended
December 31, 1997 and 1996                                                    22

Consolidated  Statements of Stockholders' Equity - Years ended
December 31, 1997 and 1996                                                    23

Consolidated Statements of Cash Flows - Years ended
December 31, 1997 and 1996                                                    24

Notes to Consolidated Financial Statements                               25 - 34

                    Report Of Independent Public Accountants



To Teknowledge Corporation:


We have audited the accompanying consolidated balance sheet of Teknowledge Corporation (a Delaware Corporation) and subsidiary as of December 31, 1997, and the related consolidated statements of operations, stockholders' equity and cash flows for the years ended December 31, 1997 and 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teknowledge Corporation and subsidiary as of December 31, 1997, and the results of their operations and their cash flows for the years ended December 31, 1997 and 1996 in conformity with generally accepted accounting principles.



/s/ Arthur Andersen LLP



San Jose, California
February 11, 1998

                         TEKNOWLEDGE CORPORATION
                        CONSOLIDATED BALANCE SHEET
                         As of December 31, 1997

                                  ASSETS

Current assets:

    Cash and cash equivalents                                 $  2,172,235
                                                                -----------
    Receivables:
       Customer - billed, net of allowance of $10,000            1,949,476
       Customer - unbilled                                         339,277
                                                                -----------

           Total receivables                                     2,288,753
                                                                -----------

    Deferred tax asset, short-term                                 400,000
    Deposits and prepaid expenses                                   97,905
                                                                -----------

       Total current assets                                      4,958,893
                                                                -----------

Capitalized software development costs, net of accumulated
    amortization of $623,215                                        27,398
                                                                -----------

Fixed assets, at cost:
    Computer and other equipment                                 2,758,384
    Furniture and fixtures                                         103,909
    Leasehold improvements                                         829,904
                                                                -----------

                                                                 3,692,197
    Less accumulated depreciation and amortization              (3,093,603)
                                                                -----------

       Net fixed assets                                            598,594
                                                                -----------

Deferred tax asset, long-term                                      500,000
                                                                -----------

Total assets                                                  $  6,084,885
                                                                ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                          $    702,898
    Payroll and related liabilities                                744,934
    Other accrued liabilities                                      477,012
                                                                -----------

       Total current liabilities                                 1,924,844
                                                                -----------

Commitments and contingencies (Notes 4 and 11)

Stockholders' equity:
    Preferred stock, $.01 par value, authorized 2,500,000
       shares, Series A, Convertible, none issued                        -
    Common stock, $.01 par value, authorized 50,000,000
       shares, issued and outstanding 23,982,714 shares            239,823
    Additional paid-in capital                                   1,217,055
    Retained earnings since January 1, 1993
       (following quasi-reorganization)                          2,703,163
                                                                -----------

       Total stockholders' equity                                4,160,041
                                                                -----------

Total liabilities and stockholders' equity                    $  6,084,885
                                                                ===========

The accompanying notes are an integral part of these consolidated financial statements.

                           TEKNOWLEDGE CORPORATION
                    CONSOLIDATED STATEMENTS OF OPERATIONS


                                                      Years Ended December 31,
                                                      ------------------------
                                                         1997            1996
                                                         ----            ----

Revenues                                       $   11,094,930  $    7,158,763
                                                 -------------   -------------

Costs and expenses:
  Cost of revenues                                  7,575,634       4,541,823
  General and administrative                        2,122,499       2,054,698
  Sales and marketing                                 535,746          95,961
  Research and development                            206,603               -
                                                 -------------   -------------

   Total costs and expenses                        10,440,482       6,692,482
                                                 -------------   -------------

   Operating income                                   654,448         466,281

Interest income                                        83,229          57,612
Other income and expense, net (Note 10)             1,145,108         173,131
                                                 -------------   -------------

Income before tax                                   1,882,785         697,024
Provision (Benefit) for income tax                   (876,869)         24,650
                                                 -------------   -------------

Net income                                     $    2,759,654  $      672,374
                                                 =============   =============

Net income per share:

                     - Basic                   $         0.11  $         0.03
                                                 =============   =============

                     - Diluted                 $         0.10  $         0.02
                                                 =============   =============

Shares used in computing net income per share:

                     - Basic                       24,714,501      26,010,743
                                                 =============   =============

                     - Diluted                     28,878,933      30,275,473
                                                 =============   =============





The accompanying notes are an integral part of these consolidated financial statements.


                             TEKNOWLEDGE CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                       Common Stock                                        Retained
                                   ----------------------   Additional                     Earnings
                                    Shares         Par        Paid-in       Deferred      (Accumulated    Treasury
                                    Issued        Value       Capital      Compensation    Deficit)         Stock         Total
                                   -----------------------------------------------------------------------------------------------

Balance,  January 1, 1996          25,923,674 $   259,232 $   1,968,719 $     (120,173)$     (728,865) $      (3,000)$   1,375,913

Exercise of stock options             173,096       1,731         5,773              -              -              -         7,504

Net income                                  -           -             -              -        672,374              -       672,374

Stock compensation expense                  -           -             -        120,173              -              -       120,173

Reversal of portions of
   provisions made prior to
   quasi-reorganization for
   restructuring reserve                    -           -        18,306              -              -              -        18,306

                                 -------------  ----------  ------------  -------------  -------------   ------------  ------------

Balance, December 31, 1996         26,096,770     260,963     1,992,798              -        (56,491)        (3,000)    2,194,270

Exercise of stock options             248,913       2,490        16,078              -              -              -        18,568

Net income                                  -           -             -              -      2,759,654              -     2,759,654

Reversal of portions of
   provisions made prior to
   quasi-reorganization for
   restructuring reserve                    -           -       193,306              -              -              -       193,306

Company stock from
   Trilogy settlement                       -           -             -              -              -     (1,005,757)   (1,005,757)

Retirement of treasury stock       (2,362,969)    (23,630)     (985,127)             -              -      1,008,757             -
                                 -------------  ----------  ------------  -------------  -------------   ------------  ------------

Balance, December 31, 1997         23,982,714 $   239,823 $   1,217,055 $            - $    2,703,163  $           - $   4,160,041
                                 =============  ==========  ============  =============  =============   ============  ============



The  accompanying  notes are an integral  part of these consolidated financial statements.

                           TEKNOWLEDGE CORPORATION
                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      Years Ended December 31,
                                                      ------------------------
                                                            1997          1996
                                                            ----          ----
Cash flows from operating activities:
  Net income                                        $  2,759,654   $   672,374
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                         326,805       296,590
   Noncash portion of other income from Trilogy
    settlement                                        (1,005,757)            -
   Stock compensation expense                                  -       120,173
   (Gain) Loss on sales of equipment                         729          (100)
   Changes in assets and liabilities:
    Receivables                                         (999,350)       65,975
    Deposits and prepaid expenses                        (36,453)       (4,748)
    Deferred tax asset                                  (900,000)            -
    Accounts payable                                     493,136        28,255
    Accrued liabilities                                  225,123       (29,543)
                                                    -------------  ------------

   Net cash provided by operating activities             863,887     1,148,976
                                                    -------------  ------------

Cash flows from investing activities:
  Capitalization of software development costs           (10,712)      (59,485)
  Purchase of fixed assets                              (500,426)     (258,328)
  Proceeds from sale of equipment                          3,026           100
                                                    -------------  ------------

   Net cash used for investing activities               (508,112)     (317,713)
                                                    -------------  ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                  18,568         7,504
  Payments of capital lease obligations                        -        (3,599)
                                                    -------------  ------------

   Net cash provided by financing activities              18,568         3,905
                                                    -------------  ------------

Net increase in cash and cash equivalents                374,343       835,168

Cash and cash equivalents at beginning of year         1,797,892       962,724
                                                    -------------  ------------

Cash and cash equivalents at end of year            $  2,172,235   $ 1,797,892
                                                    =============  ============



The accompanying notes are an integral part of these consolidated financial statements.

                           TEKNOWLEDGE CORPORATION

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              DECEMBER 31, 1997




1.    History and Business

            Teknowledge Corporation (the "Company") is the surviving corporation of the merger of American Cimflex Corporation ("Cimflex") and Teknowledge Inc., which was consummated in 1989. Prior to 1993, Cimflex restructured and divested a significant part of its operations. Reserves for discontinued operations and restructuring obligations were established for those events. In December 1992, the Board of Directors approved a quasi-reorganization, which had the effect of eliminating the accumulated deficit at December 31, 1992 of approximately $58 million by reducing paid-in-capital. Adjustments to previously established reserves and realization of tax benefits subsequent to the quasi-reorganization will be recorded as adjustments to additional paid-in-capital in the future. As of December 31, 1997, there remained approximately $73,000 of accrued liabilities for discontinued operations and restructuring obligations, which are scheduled to be paid in 1998.

            The Company is in the distributed knowledge management business. Teknowledge is leveraging its core competencies in knowledge based systems and large scale, distributed object-oriented software with the expanding opportunities presented by the Internet and the World Wide Web. The Company provides software products and consulting services for primarily government and commercial applications. The Company's key business lines are: Distributed Systems Engineering, Situation Assessment and Data Fusion, Education & Training Technologies, C4I and Information Security Systems, and E-Commerce. The Company was incorporated on July 8, 1981 under the laws of the State of Delaware.

            The Company recognizes that the continued success of the business is dependent on key management and technical personnel, the loss of one or more of whom could adversely affect the Company's business. The Company is also subject to risks inherent to companies at a similar stage of development, including the successful commercialization of the Company's products, competition from larger companies with financial resources greater than the Company, the ability to retain and attract employees, and capital and financing needs.

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

      Cash and Cash Equivalents

            The Company considers all highly liquid investments, with original maturity dates of less than 90 days, as cash equivalents. As of December 31, 1997, the Company's funds were invested almost entirely in money market instruments at various institutions.

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

      Capitalized Software Development Costs

          Teknowledge capitalizes software development costs starting from the point technological feasibility is determined and continuing until the general availability of the product. During 1997 and 1996, software development costs of $10,712 and $59,485 were capitalized, respectively. Amortization costs were $83,408 in 1997 and $114,458 in 1996.

          The Company's policy is to amortize capitalized software development costs by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product including the period being reported on.

      Fixed Assets

            Equipment and improvements, which include assets under capital leases, are depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Maintenance and repairs are charged to expense as incurred. Leasehold improvements are amortized over the shorter of the useful life or the remaining lease term.

      Revenue Recognition

      (a)   Government Contracts

          The Company's revenues are primarily generated from U.S. Government contracts under which the Company may be either the prime contractor or a subcontractor. The Company principally uses the percentage-of-completion method of accounting for contract revenues. The percentage-of-completion method is based on total costs incurred to date compared with estimated total costs upon completion of contracts. The Company charges all losses on contracts to operations in the period when the loss is known.

          In 1997, approximately 99% of the Company's revenues were recorded in connection with U.S. Government contracts, principally of the cost-plus-fixed-fee type. These contracts are predominantly funded by the Defense Advanced Research Projects Agency and administered by various government agencies. In 1996 cost-type government contracts represented approximately 98% of the revenues.

          For the year ended December 31, 1997, the Naval Command, Control and Ocean Surveillance Center ("NCCOSC") was the sponsor of the Company's two largest government contracts, accounting for approximately 23% of total revenues. This percentage represents a reduction from 1996, when NCCOSC sponsored the Company's three largest government contracts, which accounted for approximately 85% of the Company's revenues in that year. For 1997, the third largest government contract, which contributed 9% of total revenues, was sponsored by Rome Laboratories.

     (b)   Commercial Contracts

            Revenues earned under software license agreements with end users are generally recognized when the software has been shipped and there are no significant obligations remaining. Revenue from post-contract customer support is recognized ratably over the period the customer support services are provided, and software services revenue is recognized as services are performed.

            Revenues from professional services provided principally under technology contracts are recognized when costs for time and materials are incurred.

      Net Income Per Share

            Net income per share is calculated in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share", adopted by the Company in the fourth quarter of 1997. SFAS No. 128 requires companies to compute earnings per share under two different methods (basic and diluted). Basic earnings per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income (loss) by the weighted average shares of outstanding common stock and common stock equivalents during the period. Common stock equivalents included in the diluted calculation consist of dilutive shares issuable upon the exercise of outstanding common stock options. As a result, the 1996 earnings per share amount has been restated. The effect of this accounting change on previously reported earnings per share data was as follows:
                                                              1996
                                                              ----
            Earnings per share as previously reported        $0.02
            Effect of SFAS No. 128                            0.01
                                                             -----
            Basic earnings per share                         $0.03
                                                             =====

            A summary of the earnings per share calculation for each of the two years ended December 31, 1997 and 1996 is as follows (in thousands, except per share amounts):

                                                            1997      1996
                                                            ----      ----
            Basic earnings per share:
               Net income                                 $2,760    $  672
               Weighted average common shares             24,715    26,011
                                                          ------    ------
            Basic earnings per share                      $ 0.11    $ 0.03
                                                          ======    ======

            Diluted earnings per share:
               Net income                                 $2,760     $ 672
                                                          ------    ------
               Weighted  average common  shares           24,715    26,011
               Weighted average common shares equivalent:
                  Options                                  4,164     4,264
                                                          ------    ------
               Diluted weighted average common shares     28,879    30,275
                                                          ------    ------
            Diluted earnings per share                    $ 0.10    $ 0.02
                                                          ======    ======

      SFAS 123 Accounting for Stock-Based Compensation

            Effective January 1, 1997, the Company adopted the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation." The adoption did not have a significant effect on the Company's results of operations as the Company continues to apply the principles of APB Opinion No. 25 and related interpretations in accounting for the Company's stock plans. Note 9 to the Consolidated Financial Statements contains a summary of the pro forma effects on reported net income and earnings per share for 1997 and 1996 based on the fair value of the options at the grant date as prescribed by SFAS 123.

      New Accounting Standards

            During 1997, the Financial Accounting Standards Board ("FASB") issued SFAS No. 130 "Reporting Comprehensive Income" and SFAS No. 131 "Disclosures About Segments of an Enterprise and Related Information." The Company's adoption of these standards in the fourth quarter of 1997 has no effect on the Company's consolidated financial statements.

3.    Other Accrued Liabilities

            Other Accrued liabilities as of December 31, 1997 consist of the following:

                   Legal reserve                            $ 184,134
                   Provision for contract charges             150,000
                   Restructuring reserve                       54,534
                   Provision for discontinued operations       18,305
                   Miscellaneous                               70,039
                                                            ---------
                                                            $ 477,012
                                                            =========

4.    Commitments

            Teknowledge leases its facilities and certain equipment under operating leases. As of December 31, 1997, the Company had active leases in Palo Alto and San Diego, California, Fairfax and Arlington, Virginia, and Orlando, Florida. The remaining obligations under these leases are as follows:
                                 Year Ending
                                 December 31,
                                 ------------
                   1998            $382,000
                   1999             212,000
                   2000             160,000
                   2001             126,000
                   2002              45,000
                                   --------
                                   $925,000
                                   ========

            Rent expense for the years ended December 31, 1997 and 1996 totaled $421,655 and $326,720, respectively.

5.    Line of Credit

          The Company has a $1,500,000 unsecured line of credit agreement with a bank. The line expires on June 10, 1998 and can be extended from year to year. The Company can borrow up to 60% of the eligible receivables base or $1,500,000, whichever is lower. The maximum rate that may be charged is one percent over the bank's prime rate. The agreement includes certain financial reporting and disclosure requirements that were met during the year. The line was not utilized in 1997.

6.    Tax Loss Carryforwards

            The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." SFAS 109 is an asset and liability approach for computing deferred income taxes based on enacted tax laws and rates applicable to the period in which the taxes become payable.

            The provision for income taxes differs from the statutory U.S. Federal income tax rate due to the following:
                                                          1997     1996
                                                          ----     ----
      Provision at U.S. statutory rate                    34.0%    34.0%
      State income taxes, net of Federal benefit           6.1      6.1
      Permanent differences                                0.0      7.0
      Change in valuation allowance                      (86.7)   (43.6)
                                                         ------    -----
      Provision (benefit) for income taxes               (46.6)%   3.5%
                                                         ======    =====


            The components of the net deferred income tax asset as of December 31, 1997 was as follows:

      Net operating loss carryforwards                         $27,701,153
      Cumulative temporary differences                             516,593
      Tax credit carryforwards                                   1,756,613
                                                               -----------
                                                                29,974,359
      Valuation allowance                                      (29,074,359)
                                                               -----------
      Net deferred income tax asset                            $   900,000
                                                               ===========

            The valuation allowance consists of net operating losses, cumulative temporary differences and tax credit carryforwards which may expire before they can be used. The Company believes sufficient uncertainty exists regarding the realizability of these items, and accordingly, a valuation allowance has been established.

          At December 31, 1997, the Company had net operating loss carryforwards of approximately $81 million available to offset future Federal taxable income. These loss carryforwards expire through the year 2009. The availability and timing of the amount of prior losses to be used to offset taxable income in future years may be limited due to various provisions, including any change in ownership interest of the Company resulting from significant stock transactions.

          Realization of the net deferred tax asset of $900,000 as of December 31, 1997 is dependent on generating sufficient taxable income to offset future deduction of the related items. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

7.    401(k) Plan

          Teknowledge has a 401(k) plan covering all of the Company's regular employees. Participants in the plan may make a contribution as a percentage of their gross wages subject to the applicable government limits. Effective January 1, 1998, the Board of Directors amended the Plan, and increased the Company matching provision of eligible wages from 3% to 4%. The Company matching contribution vests at 20% a year over a five-year period. During 1997, the Company contributed $115,599 to the plan.

8.    Executive Compensation Plan

            The Chief Executive Officer and the President of the Company each have an employment agreement that provides for annual base salaries and an incentive compensation plan with target objectives established in the five strategic areas of cash flow, profitability, bookings, new commercial lines, and recruiting, that were determined and assessed by the Board of Directors to a maximum of 100% of base salary. As of December 31, 1997, $249,137 in incentive compensation was accrued for these executives and was included in Accrued Payroll & Related Liabilities.

9.    Stock-Based Compensation Plans

            The Company has two stock option plans. The stock option plan for employees is called the Teknowledge Corporation 1989 Stock Option Plan (the "1989 Plan") and the stock option plan for Directors is called the Teknowledge Plan for Non-Employee Directors. The Company accounts for these plans under APB Opinion No. 25, under which no compensation cost has been recognized.

            Had compensation cost for this plan been determined consistent with SFAS 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:
                                                     1997          1996
                                                     ----          ----

      Net Income         As Reported            $2,759,654       $672,374
                         Pro Forma              $2,642,156       $575,043

      Diluted EPS        As Reported                  $.10          $.02
                         Pro Forma                    $.09          $.02

            Because the SFAS 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

            The Company may grant options for up to 10,250,000 shares under the 1989 Plan for employees.The Company has granted options for 800,000 shares ($.38 - $.65 per share) and 459,022 shares ($.25 - $.86 per share) in 1997 and 1996, respectively, and has reserved for issuance a total of 6,545,288 shares through December 31, 1997. The Board of Directors has granted options to employees that are either incentive stock options ("ISO") or non-statutory stock options ("NSO"). For ISO, the exercise price of the common stock options granted under the 1989 Plan may not be less than the fair market price on the date of grant. For NSO, the exercise price of the common stock may not be less than 85% of the fair market price of the common stock on the date of grant. Options that have been granted normally vest in quarterly increments starting the second year of a three-year term and expire ten years after the grant date. The 1989 Stock Option Plan is scheduled to expire at the end of 1998.

            The Company also has a stock option plan for non-employee directors. The aggregate number of shares which may be issued under the Plan may not exceed 250,000 shares of Common Stock. 60,000 shares were available for future grant as of December 31, 1997. Under this plan, non-employee directors are entitled to receive annual option grants to purchase 15,000 shares of Common Stock on their initial election to the Board and thereafter on the anniversary date of their election to the Board. Options, which are granted at fair market value, are exercisable one year after the grant date and expire ten years from the grant date. Options to purchase a total of 165,000 shares were outstanding as of December 31, 1997 at $.15 to $.86 per share and a weighted average of $.56 per share. Options for 105,000 shares at $.15 to $.86 per share and a weighted average of $.55 per share were vested at December 31, 1997. Options for 25,000 shares were exercised at a weighted average price of $.21 during the year.

            A summary of the status of the Company's stock option plans as of December 31, 1997 and 1996, and changes during the years then ending is presented below:

                                         1997                   1996
                                  ------------------   -----------------------
                                             Wtd Avg                   Wtd Avg
                                     Shares Ex Price      Shares      Ex Price
                                  ------------------   -----------------------
       Outstanding at beg.of year 6,046,828    $.32      5,880,902        $.30
       Granted                      990,000     .48        459,022         .55
       Exercised                   (248,913)    .07       (173,096)        .04
       Forfeited                   (445,334)    .50       (120,000)        .17
                                  ------------------   -----------------------
       Outstanding at end of year 6,342,581     .35      6,046,828         .32
                                  ------------------   -----------------------
       Exercisable at end of year 5,586,705     .33      5,520,453         .31
       Weighted average fair value
       of options granted             $0.27                $0.39

            The following table summarizes information about stock options outstanding at December 31, 1997:

                           Options Outstanding            Options Exercisable
                    -------------------------------     ------------------------
                                   Wtd Avg
         Range of        Number  Remaining                   Number
        Ex Prices   Outstanding  Plan Life  Wtd Avg        Exercisable   Wtd Avg
            ($'s)      12/31/97    (Years) Ex Price         12/31/97    Ex Price
      -----------   -------------------------------     ------------------------
        .01 - .03     4,051,164     6.5       $ .03       4,044,914      $ .03
        .04 - .99     1,498,938     7.9         .44         749,312        .37
       1.00 -3.53       792,479      .8        1.80         792,479       1.80
                    -------------                       -------------
        .01 -3.53     6,342,581     6.1         .35       5,586,705        .33
                    -------------                       -------------

            The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1997 and 1996, respectively; risk-free interest rates of 6.3 and 6.1 percent; expected lives of 5.3 and 3.4 years; expected volatility of 50% and 100%; and expected dividend yield of 0%.

            As of December 31, 1997, the following number of shares of Common Stock have been reserved for future issuance under both Plans:

      Teknowledge Corporation 1989 Stock Option Plan        6,545,288
      Stock Option Plan for Non-Employee Directors            225,000
                                                            ---------
                                                            6,770,288
                                                            =========

10.   Other Income and expense

            The composition of other income and expense is as follows:

                                                  1997      1996
                                                  ----      ----
      Income from sale of product line      $        -  $148,998
      Settlement of patent litigation, net   1,145,108         -
      Other                                          -    24,133
                                            ----------  --------
         Total                              $1,145,108  $173,131
                                            ==========  ========

          On May 15, 1997, the Company and Trilogy Development Group, Inc. ("Trilogy") agreed to a settlement of all outstanding lawsuits and debts between the companies. The Settlement Agreement, License Agreement, and Mutual Release specifies that the Company immediately grant to Trilogy a non-exclusive, royalty-free license to the Company's United States Patent 4,591,983 in exchange for 2,338,969 shares of Company stock owned by Trilogy, with a fair value of $1,006,000, based on the average trading stock price over six months preceding the settlement, and $400,000 in cash. After the provision for legal fees of $260,000, net proceeds of $1,145,000 were reported as Other Income.

                                       34
11.   Contingencies

      Litigation

            The Company is subject to legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business from time to time. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of the pending legal matters will have a material adverse effect on the Company's consolidated results of operations or consolidated financial position.

      Change of Control - Severance Benefits

            In the event of a change of control, defined as any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation, the Chief Executive Officer and the President of the Company will be entitled to severance benefits to include: (i) full accrued salaries and vacation pay, (ii) accrued incentive compensation awarded or determined to be awarded by the Board of Directors, (iii) insurance coverage, (iv) retirement benefits and (v) a lump sum severance payment equal to two times their most recent respective annual salaries.

      Rights Agreement

            On January 29, 1996, the Company's Board of Directors approved a Rights Agreement (the "Plan"). The adoption of the Plan is intended as a means to guard against takeover tactics designed to gain control of Teknowledge without paying all stockholders full and fair value.

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