Form 10KSB40/A
period 1997-12-31
TEKNOWLEDGE CORP
filed 1998-04-23
CIK 716214

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                (Amendment No. 1)

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

Item 13. Exhibits and Reports on Form 8-K

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

  10.6 Settlement Agreement, dated September 1, 1993, between Cimflex Teknowledge Corporation and Pittsburgh Great Southern Company (4)

  10.7 Change of Control Agreement, dated November 21, 1994, between Teknowledge Corporation and Frederick Hayes-Roth and Neil Jacobstein (6)

  23.1       Consent of Arthur Andersen LLP, independent public accountants

  27.1       Financial Data Schedule for year end 1997

  27.2       Financial Data Schedules for year ends 1995, 1996
             and quarters 1, 2 and 3 of 1996

  27.3       Financial Data Schedules for quarters 1, 2 and 3 of 1997

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