Form 10KSB40/A
period 1997-12-31
TEKNOWLEDGE CORP
filed 1998-05-06
CIK 716214

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-KSB/A
                                (Amendment No. 2)

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [Fee Required]

                    For the fiscal year ended December 31, 1997

[   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [No Fee Required]

                    For the transition period from __ to __

                         Commission File Number: 0-14793

                             TEKNOWLEDGE CORPORATION
           (Name of small business issuer as specified in its charter)

                 Delaware                                   94-2760916
      (State or other jurisdiction of                    (I.R.S.Employer
      incorporation or organization)                     Identification No.)

               1810 Embarcadero Road, Palo Alto, California 94303
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (650)424-0500

         Securities registered pursuant to Section 12 (b) of the Act: None

            Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock, $.01 par value per share

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $11,094,930

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

Part III is replaced in its entirety as follows:
--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 15(a) of the Exchange Act

Directors

     The Board of Directors currently consists of six members: Dr. Frederick Hayes-Roth, Neil A. Jacobstein, Dr. Larry E. Druffel, General Robert T. Marsh (Ret.), William G. Roth, and James C. Workman. The Board of Directors is comprised of three classes of directors, each class representing one-third of the Board, with one class of the Board being elected each year. At each Annual Meeting thereafter, any director of the class whose term is expiring would be voted upon, and upon election, such director would serve a three-year term. At the 1996 Annual Meeting, Neil Jacobstein and William G. Roth were elected as
Class II directors to serve a three-year term. At the 1997 Annual Meeting, General Marsh (Ret.) and Dr. Hayes-Roth were elected as Class III directors to serve a three-year term. At the 1998 Annual Meeting, Dr. Larry E. Druffel and James C. Workman, as Class I directors, are proposed to be elected to hold office for a three-year term until their successors are duly elected and qualified.

--------------------------------------------------------------------------------
                                      Positions                    Director
      Name                     Age    With the Company             Since

Class I Directors nominated for election at the 1998 Annual Meeting

      Dr. Larry E. Druffel     57     Director                     1997
      James C. Workman         55     Director                     1993

Class II Directors whose terms expire at the 1999 Annual Meeting

      Neil A. Jacobstein       43     President and                1993
                                      Chief Operating Officer
      William G. Roth          59     Director                     1991

Class III Directors whose terms expire at the 2000 Annual Meeting

      Dr. Frederick Hayes-Roth 50     Chairman of the Board and    1993
                                      Chief Executive Officer
      Gen. Robert T. Marsh     73     Director                     1987

--------------------------------------------------------------------------------
      Class I Nominees for a Term Expiring in 2001

      The nominees for election have indicated a willingness to serve, but if either should decline or be unable to serve as a Class I director, the proxy holders will vote for the election of another substitute nominee as the Board of Directors recommends.

     Dr. Larry E. Druffel. Dr. Druffel, 57, was appointed to the Board of Directors in May 1997. He is currently President and Director of the South Carolina Research Authority (SCRA), a public non-profit organization since 1996. He holds a doctorate degree in computer science from Vanderbilt University and a master degree in computer science from the University of London, and was a director of the Software Engineering Institute at Carnegie-Mellon University from 1986 to 1996. He has also served as the Director of Computer Software and Systems, Office of Deputy Undersecretary of Defense for Research and Advanced

Technology, Washington, DC. Dr. Druffel was a former Vice President of Rational Software from 1983 to 1986, and he has served on the faculty of the USAF Academy. Dr. Druffel is the author of numerous books and papers on high-technology issues.

     James C. Workman. Mr. Workman, 55, was appointed Chairman of the Board, Chief Executive Officer, and President of the Company on an interim basis effective October 20, 1992. With the appointment of Dr. Hayes-Roth and Mr. Jacobstein to executive positions on January 26, 1993, Mr. Workman resigned from his interim executive officer position but retained a seat on the Board. Mr. Workman has served as a self-employed attorney/consultant since leaving American Standard Inc. in 1989 where he was Senior Vice President, Air Conditioning Products.

      Continuing Class II Directors for a Term Expiring in 1999

     Neil A. Jacobstein. Mr. Jacobstein, 43, is President and Chief Operating Officer of the Company. Mr. Jacobstein was elected to these positions and became a director of the Company in January 1993. After joining Teknowledge, Inc. in 1984 as a Knowledge Engineer, Mr. Jacobstein was promoted to Senior Knowledge Engineer and later to the position of Manager of the Research and Advanced Development Group in 1985. He was promoted to Vice President and General Manager of the Research and Advanced Systems Development Group in 1987 and became Vice President and General Manager of the Knowledge Systems Division in 1989. Mr. Jacobstein also serves as the Chairman of the Board of Directors of the Institute for Molecular Manufacturing, a nonprofit organization.

     William G. Roth. Mr. Roth, 59, was elected as a director of the Company in January 1991. Mr. Roth retired as Chairman of the Board of Directors of Dravo Corporation in 1994 after holding that position since 1989. Since his retirement in 1994, Mr. Roth continues to serve as a member of the Board of Dravo Corporation and the Company. Mr. Roth is also a director of Amcast Industrial Corporation and Service Experts Incorporated, and Chairman of the Company's Human Resources Committee.

      Continuing Class III Directors for a Term Expiring in 2000

     Dr. Frederick Hayes-Roth. Dr. Hayes-Roth, 50, is Chairman of the Board and Chief Executive Officer of the Company. Dr. Hayes-Roth was elected Chairman and Chief Executive Officer of the Company in January 1993. Dr. Hayes-Roth joined Teknowledge, Inc. in November 1981 as Executive Vice President and served as Chief Scientist and Vice President of the Research and Advanced Development Group from April 1985 to June 1986; as Vice President, Research and New Product Development, from June 1986 to January 1987; as Executive Vice President, Research and Advanced Systems Development from January 1987 to May 1988; and as Executive Vice President and Chief Scientist from May 1988 to January 1993.

     General Robert T. Marsh. General Marsh (Retired), 73, was elected a director of American Cimflex Corporation (a predecessor to the Company) in 1987. He retired as Chairman of the Board of Thiokol Corporation in 1991. Since 1995 he has served as Executive Director of the Air Force Aid Society, a non-profit charitable organization serving the Air Force community, and he is the former Chairman of the President's Commission on Critical Infrastructure Protection. General Marsh is Director and Chairman of the Board of CAE Electronics, Inc. and Comverse Government Systems, Inc. He is also a member of the Board of Trustees of MITRE Corporation. General Marsh is Chairman of the Company's Finance and Audit Committee.

Executive Officers

      Following is certain information regarding the Company's other executive officer who is not a member of the Board of Directors.

      Dennis A. Bugbee, 51, is Director of Finance, Treasurer, and Secretary for the Company. Mr. Bugbee joined the Company in 1990 as the Division Controller for the Knowledge Systems Division in Palo Alto, California. He was promoted to Director of Finance March 1, 1993 and shortly thereafter to the positions of Treasurer and Corporate Secretary. Prior to joining the Company, Mr. Bugbee held the position of Accounting Manager with TRW's Space and Defense sector.

Item 10.    Executive Compensation

      The following table sets forth the cash compensation paid to the Chief Executive Officer and to each of the two most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 for all services to the Company in the years ended December 31, 1997, 1996, and 1995.

                           SUMMARY COMPENSATION TABLE

                                                    Annual
                                               Compensation (3)

------------------------------------------------------------------------------

Name and Principal Position            Year         Salary         Bonus
                                                     $(1)          $(2)
------------------------------------------------------------------------------
Frederick Hayes-Roth, Chair, CEO       1997        208,084        96,769
Frederick Hayes-Roth, Chair, CEO       1996        196,388        128,639
Frederick Hayes-Roth, Chair, CEO       1995        181,352        68,403

Neil Jacobstein, Pres, COO             1997        134,692        63,664
Neil Jacobstein, Pres, COO             1996        128,468        84,330
Neil Jacobstein, Pres, COO             1995        118,000        44,842

Dennis Bugbee, Dir. of Finance         1997         98,635         7,500
Dennis Bugbee, Dir. of Finance         1996         93,842         5,000
Dennis Bugbee, Dir. of Finance         1995         90,700         5,000
------------------------------------------------------------------------------

(1) Includes 401(k) deferred  compensation and Company matching  provision.
(2) The bonuses set forth in this column are generally paid after the conclusion of the annual audit following the year to which they relate.
(3) No options were granted to executive officers in 1997, 1996, or 1995.

Stock Option Grants and Exercises

     The following tables set forth information regarding the value of options held by the Chief Executive Officer and the other highly paid executive officers named in the Summary Compensation Table at December 31, 1997. Dr. Hayes-Roth, Mr. Jacobstein, and Mr. Bugbee were not granted options in 1997. Dr. Hayes-Roth and Mr. Bugbee exercised options in 1997 for a total of 106,400 and 45,228 shares, respectively. Dr. Hayes-Roth and Mr. Jacobstein were each granted options to purchase 2,252,880 shares of Common Stock in 1994, 2,002,880 of which vested in equal quarterly increments of 250,360 shares over a two-year period commencing September 30, 1994 and ending June 30, 1996.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL YEAR-END OPTION VALUE

--------------------------------------------------------------------------------
                                                                    Value of
                                                   Number of      Unexercised
                                                   Securities     In-the-Money
                              Shares               Underlying       Options
                              Acquired   Value    Unexercised        at FYE
Name                          on        Realized Options at FYE  (Exercisable/
                              Exercise    (1)    (Exercisable/   Unexercisable)
                                 (#)             Unexercisable)       (2)
--------------------------------------------------------------------------------
Frederick Hayes-Roth,         106,400   $53,200   1,731,480/-      $785,481/-
Chair, CEO
--------------------------------------------------------------------------------
Neil Jacobstein, Pres, COO        -        -      2,032,880/-      $928,525/-
--------------------------------------------------------------------------------
Dennis Bugbee, Dir. of         45,228   $16,889   25,000/6,250   $11,500/$2,875
Finance
--------------------------------------------------------------------------------

(1) The value realized upon exercise is the difference between the exercise price and the bid price at the close of business on the date the stock is exercised.

(2) The value of unexercised in-the-money options is determined by multiplying the number of shares under the option by the difference between the December 31, 1997 bid price of $.49 and the grant price. Of the options granted to executives since the inception of the Plan, only the options granted in 1990 or later were in the money for a total of 3,795,610 shares. Dr. Hayes-Roth has 112,119 shares and Mr. Jacobstein has 38,192 shares that are exercisable but not-in-the-money at exercise prices from $2.45 to $3.53 per share.

Directors Compensation

      Directors Fees. Each non-employee member of the Board of Directors receives cash compensation totaling $10,000, which is paid in quarterly increments. While working on the President's Commission, Gen. Marsh did not receive compensation. In addition to their regular compensation, directors are entitled to be reimbursed for related travel, lodging and other expenses in attending board and committee meetings.

      Directors Option Plan. The Company maintains a stock option plan for non-employee directors. The Directors Option Plan, as amended at the 1995 Annual Meeting of Stockholders, provides that each Eligible Director shall be granted, on the date such director becomes an Eligible Director, an initial option to purchase 15,000 shares of Common Stock, and on the date of each annual meeting thereafter, each continuing Eligible Director shall be granted an additional option to purchase 15,000 shares of Common Stock. Options to purchase 190,000 shares of Common Stock have been granted since the inception of the Directors Option Plan and 60,000 shares remain to be granted. An amendment to increase the number of shares authorized under the Plan from 250,000 to 500,000 shares will be considered and voted upon at the 1998 Annual Meeting of the Stockholders as presented herein.

Employment Arrangements

      Frederick Hayes-Roth, Chief Scientist, Chairman of the Board, and Chief Executive Officer, and Neil Jacobstein, President and Chief Operating Officer, each has an employment agreement with the Company that provides for annual base salaries of $222,000 and $146,000, respectively. Each executive is also eligible for severance benefits for a one-year period. The 1998 Agreement, dated December 17, 1997, includes an incentive compensation plan with target objectives established in the five strategic categories of cash flow, profitability, bookings, E-Commerce business products and services, and stock appreciation, which were determined and assessed by the Board of Directors to a maximum of 100% of base salary.

      The Company entered into a change of control agreement with Dr. Hayes-Roth and Mr. Jacobstein on November 21, 1994. The agreement provides that in the event of a change of control, which is defined in the agreement as any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation, Dr. Hayes-Roth and Mr. Jacobstein will be entitled to receive severance benefits which include: (i) full accrued salaries and vacation pay, (ii) accrued incentive compensation awarded or determined to be awarded by the Board of Directors, (iii) insurance coverage, (iv) retirement benefits, and (v) a lump sum severance payment equal to two times of their most recent respective annual salary.

Item 11. Security Ownership of Certain Beneficial Owners and Management

      The following table sets forth certain information concerning the beneficial ownership of Common Stock as of April 27, 1998 by persons known to the Company to own beneficially more than 5% of the Common Stock, by each of the directors of the Company, by each of the executive officers named in the Summary Compensation Table, and by all directors and executive officers of the Company as a group.

-------------------------------------------------------------------------------
Name and Address of                 Common Stock Owned
Beneficial Owner                       Beneficially         Percent of Class
-------------------------------------------------------------------------------
Mark J. Hanna                            1,338,039(2)             5.6%
327 Plaza Real, Suite 319
Boca Raton, FL 33432

Dennis A. Bugbee(1)                        230,912(3)               *
Larry E. Druffel(1)                         15,000(4)               *
Frederick Hayes-Roth(1)                  3,446,381(5)             13.2%
Neil A. Jacobstein(1)                    3,352,516(6)             12.9%
Robert T. Marsh(1)                          71,000(7)               *
William G. Roth(1)                         110,000(8)               *
James C. Workman(1)                         65,000(9)               *
All   Directors   and  Executive         7,290,809(10)            25.9%
Officers  of  the  Company  as a
Group (7 Persons)
-------------------------------------------------------------------------------
* constitutes less than 1%

 (1) The address of all directors and executive officers is the Company's Executive Offices located at 1810 Embarcadero Road, Palo Alto, California 94303.
 (2) The information concerning the Common Stock owned beneficially by Mark J. Hanna was obtained from a Schedule 13D filed with the Securities and Exchange Commission on August 29, 1997.
 (3) Includes 31,250 shares which may be purchased upon the exercise of employee stock options that are currently exercisable or will become exercisable within 60 days of April 27, 1998.
 (4) Includes 15,000 shares which may be purchased upon the exercise of director stock options that are currently exercisable or will become exercisable within 60 days of April 27, 1998.
 (5) Includes 1,843,599 shares which may be purchased upon the exercise of employee stock options that are currently exercisable or will become exercisable within 60 days of April 27, 1998.
 (6) Includes 2,071,072 shares which may be purchased upon the exercise of employee stock options that are currently exercisable or will become exercisable within 60 days of April 27, 1998.
 (7) Includes 71,000 shares which may be purchased upon the exercise of director stock options that are currently exercisable or will become exercisable within 60 days of April 27, 1998.
 (8) Includes 40,000 shares which may be purchased upon the exercise of director stock options that are currently exercisable or will become exercisable within 60 days of April 27, 1998.

 (9) Includes 45,000 shares which may be purchased upon the exercise of director stock options that are currently exercisable or will become exercisable within 60 days of April 27, 1998. Mr. Workman's spouse owns 20,000 shares beneficially.
 (10) Includes options for 4,116,921 shares which are currently exercisable or will become exercisable within 60 days of April 27, 1998.

Item 12. Certain Relationships and Related Transactions

      On May 15, 1997, the Company and Trilogy Development Group, Inc. ("Trilogy") agreed to a settlement of all outstanding lawsuits and debts between the companies. Prior to the settlement, Trilogy owned 3,223,453 shares of Common stock or 12.3% of the Company. Pursuant to the Settlement Agreement, License Agreement, and Mutual Release, the Company immediately granted to Trilogy a non-exclusive, royalty-free license to the Company's United States Patent 4,591,983 in exchange for 2,338,969 shares of Company stock owned by Trilogy, which the Company valued at $1,005,000, and $400,000 in cash. The Agreement also provided for the transfer of certain proxy rights to the Company and other consideration, including the orderly disposal of Trilogy's remaining stock ownership of approximately 900,000 shares in open market transactions through May 14, 1998.

                                   SIGNATURES

      In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Teknowledge Corporation


Date:  May 6, 1998                        By:   /s/ Frederick Hayes-Roth
                                                ------------------------
                                                Frederick Hayes-Roth
                                                Chairman of the Board of
                                                Directors

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Name                        Capacity                     Date

/s/ Frederick Hayes-Roth           Chairman of the Board         May 6, 1998
---------------------------        of Directors and
Frederick Hayes-Roth               Chief Executive Officer
                                   (Principal Executive
                                    Officer)

/s/ Neil A. Jacobstein             President, Chief Operating    May 6, 1998
---------------------------        Officer and Director
Neil A. Jacobstein

/s/ Dennis A. Bugbee               Director of Finance,          May 6, 1998
---------------------------        Treasurer and Secretary
Dennis A. Bugbee                   (Principal Financial and
                                    Accounting Officer)

/s/ Lawrence Druffel               Director                       May 6, 1998
---------------------------
Lawrence Druffel

/s/ General Robert T. Marsh        Director                       May 6, 1998
---------------------------
General Robert T. Marsh

/s/ William G. Roth                Director                       May 6, 1998
---------------------------
William G. Roth

/s/ James C. Workman               Director                       May 6, 1998
---------------------------
James C. Workman