Form 10QSB
period 1998-03-31
TEKNOWLEDGE CORP
filed 1998-05-06
CIK 716214

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1998

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

                                (650) 424-0500
                            Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:
Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                      Outstanding at April 28, 1998
    ----------------------------          -----------------------------
    Common Stock, $.01 par value                24,350,494 Shares

                                TABLE OF CONTENTS



                                                                        Page No.
      PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements

            Consolidated Balance Sheets as of March 31, 1998
            and December 31, 1997                                        3

            Consolidated Statements of Operations for the three months
            ended March 31, 1998 and 1997                                4

            Consolidated Statements of Cash Flows for the three months
            ended March 31, 1998 and 1997                                5

            Notes to Unaudited Consolidated Financial Statements         6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations                7

      PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings                                           10

Item 6.     Exhibits and Reports on Form 8-K                            10

Signatures                                                              12

                             TEKNOWLEDGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS


                                  ASSETS
                                                    (Unaudited)
                                                      March 31,  December 31,
                                                       1998         1997
                                                     ----------  ----------
Current assets:

   Cash and cash equivalents                       $ 2,259,702 $  2,172,235
                                                     ----------  -----------
   Receivables:
     Customer - billed, net of allowance of $10,000  1,440,940    1,949,476
     Customer - unbilled                               746,795      339,277
                                                     ----------  -----------
          Total receivables                          2,187,735    2,288,753
                                                     ----------  -----------
   Deferred tax asset, short-term                      400,000      400,000
   Deposits and prepaid expenses                       125,595       97,905
                                                     ----------  -----------
      Total current assets                           4,973,032    4,958,893
                                                     ----------  -----------
Capitalized software, net of accumulated
   amortization of $553,046 and $623,215                22,567       27,398
                                                     ----------  -----------
Fixed assets, at cost
   Computer and other equipment                      2,827,866    2,758,384
   Furniture and fixtures                              107,026      103,909
   Leasehold improvements                              836,943      829,904
                                                     ----------  -----------
                                                     3,771,835    3,692,197
   Less accumulated depreciation and amortization   (3,163,913)  (3,093,603)
                                                     ----------  -----------
      Net fixed assets                                 607,922      598,594
                                                     ----------  -----------

Deferred tax asset, long-term                          500,000      500,000
                                                     ----------  -----------

Total assets                                       $ 6,103,521 $  6,084,885
                                                     ==========  ===========

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                $   652,292 $    702,898
   Payroll and related                                 640,678      744,934
   Other accrued liabilities                           418,774      477,012
                                                     ----------  -----------

      Total current liabilities                      1,711,744    1,924,844
                                                     ----------  -----------

Commitments and contingencies (Note 3)

Stockholders' equity:
   Preferred stock,$.01 par value, authorized
      2,500,000 shares, Series A, Convertible,
      none issued                                            -            -
   Common stock,$.01 par value, authorized
      50,000,000 shares, issued 24,240,670 and
      23,982,714 shares                                242,402      239,823
   Additional paid-in capital                        1,226,405    1,217,055
   Retained earnings since January 1, 1993
      (following quasi-reorganization)               2,922,970    2,703,163
                                                     ----------  -----------

      Total stockholders' equity                     4,391,777    4,160,041
                                                     ----------  -----------

Total liabilities and stockholders' equity         $ 6,103,521 $  6,084,885
                                                     ==========  ===========

The accompanying notes are an integral part of these consolidated financial statements.

                             TEKNOWLEDGE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          (Unaudited)
                                                   3 Months Ended March 31,
                                                   ------------------------
                                                         1998        1997
                                                    -----------   ---------

Revenues                                           $ 3,069,930  $ 1,805,302
                                                    -----------   ---------
Cost of revenues                                     1,967,750    1,109,541
General and administrative                             605,665      472,803
Sales and marketing                                    212,513      108,237
Research and development                                81,143           -
                                                    -----------   ---------
  Total costs and expenses                           2,867,071    1,690,581
                                                    -----------   ---------
  Operating income                                     202,859      114,721

Interest Income                                         24,148       16,788
Other Income and Expense, net                                -         (211)
                                                    -----------   ---------

Income before tax                                      227,007      131,298
Provision for income tax                                 7,200        6,147
                                                    -----------   ---------
Net Income                                         $   219,807   $  125,151
                                                    ===========   =========

Net Income per share:
                    - Basic                        $      0.01   $     0.00
                                                    ===========   =========
                    - Diluted                      $      0.01   $     0.00
                                                    ===========   =========

Shares used in computing net income per share:
                    - Basic                          24,119,486  26,115,661
                                                    ===========  ==========
                    - Diluted                        28,223,459  30,237,029
                                                    ===========  ==========

The accompanying notes are an integral part of these consolidated financial statements.

                             TEKNOWLEDGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            (Unaudited)
                                                      3 Months Ended March 31,
                                                      ------------------------
                                                            1998       1997
                                                        ----------- ----------
Cash flows from operating activities:
  Net income                                            $  219,807  $ 125,151
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                            75,141     63,957
   Changes in assets and liabilities:
    Receivables                                            101,018    312,883
    Deposits and prepaid expenses                          (27,690)   (10,664)
    Accounts payable                                       (50,606)  (100,905)
    Accrued liabilities                                   (162,494)  (378,192)
                                                        ----------- ----------

   Net cash provided by operating activities               155,176     12,230
                                                        ----------- ----------

Cash flows from investing activities:
  Capitalization of software costs                               -     (2,253)
  Purchase of fixed assets                                 (79,638)   (46,902)
                                                        ----------- ----------

   Net cash used for investing activities                  (79,638)   (49,155)
                                                        ----------- ----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                    11,929      9,989
                                                        ----------- ----------

   Net cash provided by financing activities                11,929      9,989
                                                        ----------- ----------

Net increase (decrease) in cash and cash equivalents        87,467    (26,936)

Cash and cash equivalents at beginning of period         2,172,235  1,797,892
                                                        ----------- ----------

Cash and cash equivalents at end of period              $2,259,702 $1,770,956
                                                        =========== ==========



The accompanying notes are an integral part of these consolidated financial statements.

                             TEKNOWLEDGE CORPORATION
             NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1998


1.    Interim Statements

            The interim statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1997. In the opinion of management, these interim statements include all adjustments, consisting of normal, recurring adjustments, which are necessary for a fair presentation of results for such periods. The results of operations for any interim period presented herein are not necessarily indicative of results that may be achieved for the entire fiscal year ended December 31, 1998.

2.    Net Income Per Share

            Net income per share is calculated in accordance with the provision of Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share," adopted by the Company in the fourth quarter of 1997. SFAS No. 128 requires companies to compute net income per share under two different methods, basic and diluted. Basic earning per share is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted earning per share is calculated by dividing net income by the weighted average shares of outstanding common stock and common stock equivalents during the period. Common stock equivalents consist of dilutive shares issuable upon the exercise of outstanding common stock options.

3.    Commitments and contingencies

            Refer to Part II Item 1. Legal Proceedings.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

      Teknowledge Corporation (the "Company") is in the distributed knowledge management business. The central value of this business is to help customers manage their knowledge assets for competitive advantage, both inside corporate intranets, and distributed on the Internet. Teknowledge is in a unique position to apply its core competencies in knowledge-based systems and large scale, distributed object-oriented software to the expanding opportunities presented by the Internet and the World Wide Web. These core competencies have developed through a strong software talent base, a rapidly evolving technology and intellectual property portfolio, and a 16 year history of solving challenging problems for customers. Teknowledge provides software products and consulting services for government and commercial applications. The Company's key business lines are: Distributed Systems Engineering, Situation Assessment & Data Fusion, Education & Training Technologies, C4I & Information Security Systems, and Electronic Commerce ("E-Commerce") Systems. Teknowledge was incorporated on July 8, 1981 under the laws of the State of Delaware.

Results of Operations

Revenues

      Revenues for the first quarter of 1998 rose to $3,069,930, an increase of 70% over the comparable quarter of 1997. Most of the growth in revenues was attributed to an increase in the billable workforce on government-sponsored contracts initiated in 1998 and 1997. Expenditures on government contracts are generally reimbursed in the period in which they are incurred and are reported as revenues in that period. The growth in the workforce has slowed from 1997's rate of increase as the Company approaches targeted staffing levels. Included in the revenue for the first quarter was the Company's first commercial sale of a product license for Sales Associate(TM) for $50,000. The Company also experienced increased usage of billable subcontractors and consultants who complement the Company's internal skill set. Combined subcontractor and consultant costs were $580,413 and $170,890 for the first quarter of 1998 and 1997, respectively.

Costs and Expenses

      Cost of revenues for the first quarter of 1998 was $1,967,750, an increase of 77% from the first quarter in 1997. The Company experienced a significant increase in labor and related costs as it continued to expand its technical workforce. Subcontractor and consultant costs also increased significantly but so did revenue from these activities. As a percent of revenues, cost of revenues rose from 61% for the first quarter of 1997 to 64% for the first quarter of 1998.

      Combined sales and marketing and general and administrative costs for the same quarter of 1998 were $818,178, compared to $581,040 for the comparable period of the previous year, an increase of 41%. The increase in costs was primarily attributed to the expansion of the E-Commerce sales and marketing workforce and expenses related to the recruitment of non-technical employees. Combined sales and marketing and general and administrative costs for the first quarter of 1998 were 27% of revenues, versus 32% of revenues for the same period of 1997. As revenues continue to increase, the percentage of costs attributable to technical versus administrative activities is expected to increase. Research and development costs were $81,143 and $0 for the first quarter of 1998 and 1997, respectively.

     Interest income was $24,148 for the first quarter of 1998, versus $16,788 for the same period of the previous year. The Company increased its cash reserves in the first quarter of 1998. There was no significant other income and expense for the first quarter of 1998 and 1997.

      Net income for the first quarter of 1998 was $219,807, or $.01 per share, versus $125,151, or $.00 per share, for the first quarter of 1997. Net income represented 7% of revenue for the first quarter of both 1998 and 1997.

Bookings and Backlog

      At March 31, 1998, the expected multi-year contract commitments (order backlog) from government customers was approximately $34 million, which consisted of (i) new orders for which work has not yet begun and (ii) revenue remaining to be recognized on work in progress. Approximately 79% of the backlog consists of programs that are awarded but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The Company's order backlog at December 31, 1997 was approximately $25 million.

Liquidity and Capital Resources

      As of March 31, 1998, unused sources of liquidity consisted of $2,259,702 in cash and cash equivalents, an increase of $87,467 from December 31, 1997. The increase consisted of $155,176 provided by operating activities, $79,638 used for investing in fixed assets, and $11,929 provided by financing activities. The decrease in billed receivables is partially offset by the increase in unbilled receivables, due in part to a positive difference between the booked and billed overhead rates for the quarter. The Company anticipates recovering the related unbilled amounts in the near term, pending approval of a rate increase from the government.

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

      The Company has an unsecured line of credit from a financial institution in the amount of $1,500,000. The Company may borrow up to the lower of 60% of the receivable base or $1,500,000, at a rate of one percent over the prime rate. The line is subject to certain covenants and maintenance requirements, which have been fulfilled. The line expires in June 1998. The Company has not utilized the credit line through March 31, 1998.

      Management believes the Company will be able to operate in the next twelve months without additional financing, whether in the form of borrowings or equity capital. Successful operations in the long term should produce growth in revenues and profitability, which may require additional financing.

Year 2000

      The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("year 2000") approaches. The key issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Most of the hardware and software currently in use at the Company are relatively new and year 2000 compliant. No significant reprogramming efforts and year 2000 compliance expenses inside the Company are expected to be necessary.

Risks and Uncertainties

      Teknowledge's service revenue currently derives primarily from government R&D contracts, and the Company has historically been profitable in that business. Dependence on government contracts carries risk; however, Teknowledge's particular government customers have fared well over the past decade of budget cutbacks in Washington. The primary uncertainty in providing services under government contracts has been the Company's ability to attract and retain sufficient technical staff to meet the demands of new orders. Teknowledge's track record of profitability, excellent employee benefits, and exciting new technical projects, have helped to ease the recruiting problem.

Management believes the Company has many competitive advantages which mitigate the risks of the typical startup company. In recent years, government services have provided Teknowledge with a consistent base of profits and a strong technology portfolio upon which to build an internal software product development program. The Company believes it will continue to develop and market test new software products without a material adverse impact on its financial position or results of operations. The Company screens potential products for user and market acceptance before they are released. While this does not guarantee success, it does minimize the exposure to the Company. A marketplace success could result in further investments and additional products.

      The Company believes the Internet and intranet software market offers a significant new opportunity for growth and Teknowledge is in a good position to convert Internet-based software developed under its government R&D contracts into new commercial products. However, if the Internet or intranet market develops more slowly than expected, becomes saturated with competitors, or if the Company's products do not achieve market acceptance, the Company's commercial business, financial condition, and results of operations may eventually be adversely affected.

      All of the Company's government contracts are the cost-plus-fixed-fee type. Revenues, costs and earnings on government contracts are determined based on estimated overhead rates derived from forecasted annual costs. The Company's actual experience in headcount growth, billable efficiency, and costs may vary from original estimates and necessitate periodic adjustments to overhead rates. Such adjustments are made on a cumulative basis whereby the resulting revenue and income effects are recognized in the period of the adjustments.

Forward-Looking Statements

      Forward-looking statements made in this section relating to recruiting of additional employees, increase in demand for new employees, expected growth in revenues, mix of revenues between government and commercial, anticipated new government contracts, Year 2000 issues, and the development and announcement of commercial products involve risks and uncertainties, and actual results could differ materially from that set forth in the forward looking statements contained herein as a result of difficulties in recruiting, risks in government contracting, risks relating to commercialization of products, and other risks set forth under "Risks and Uncertainties."

                           PART II. OTHER INFORMATION

------------------------------------------------------------------------------

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

  10.1       Teknowledge Corporation 1989 Stock Option Plan (8)

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

(b) The registrant did not file a report on Form 8-K during the quarter ended March 31, 1998.

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



                                               TEKNOWLEDGE CORPORATION
                                               -----------------------
                                                     (Registrant)




/s/ Frederick Hayes-Roth      Chairman of the Board         May 4, 1998
------------------------      of Directors and Chief
Frederick Hayes-Roth          Executive Officer
                              (Principal Executive
                              Officer)



/s/ Neil A. Jacobstein        President and Chief           May 4, 1998
------------------------      Operating Officer
Neil A. Jacobstein



/s/ Dennis A. Bugbee          Director of Finance,          May 4, 1998
------------------------      Treasurer and Secretary
Dennis A. Bugbee              (Principal Financial and
                              Accounting Officer)