Form 10QSB
period 1998-06-30
TEKNOWLEDGE CORP
filed 1998-08-04
CIK 716214

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1998

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
Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                      Outstanding at July 28, 1998
    ----------------------------          -----------------------------
    Common Stock, $.01 par value                24,534,824 Shares

                                TABLE OF CONTENTS



                                                                        Page No.

               PART I.FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets as of June 30, 1998
               and December 31, 1997......................................   3

               Consolidated Statements of Operations for the three months
               and six months ended June 30, 1998 and 1997................   4

               Consolidated Statements of Cash Flows for the six months
               ended June 30, 1998 and 1997...............................   5

               Notes to Unaudited Consolidated Financial Statements.......   6

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations. ................................   7

               PART II.      OTHER INFORMATION

Item 1.        Legal Proceedings..........................................  11

Item 4.        Submission of Matters to a Vote of Security Holders........  11

Item 6.        Exhibits and Reports on Form 8-K...........................  12

Signatures................................................................  14

                              PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------
Item 1. FINANCIAL STATEMENTS

                                 TEKNOWLEDGE CORPORATION
                               CONSOLIDATED BALANCE SHEETS

                                         ASSETS

                                                                 Unaudited
                                                                 June 30,     December 31,
                                                                   1998          1997
                                                                ------------  ------------
Current assets:
    Cash and cash equivalents                                 $   1,892,481 $   2,172,235
                                                                ------------  ------------
    Receivables:
       Customer - billed, net of allowance of $10,000             2,308,339     1,949,476
       Customer - unbilled                                          414,209       339,277
                                                                ------------  ------------

           Total receivables                                      2,722,548     2,288,753
                                                                ------------  ------------

    Deferred tax asset, short-term                                  400,000       400,000
    Deposits and prepaid expenses                                   104,268        97,905
                                                                ------------  ------------

       Total current assets                                       5,119,297     4,958,893
                                                                ------------  ------------
Capitalized software, net of accumulated
    amortization of $554,998 and $623,215                            19,705        27,398
                                                                ------------  ------------

Fixed assets, at cost
    Computer and other equipment                                  2,899,501     2,758,384
    Furniture and fixtures                                          110,860       103,909
    Leasehold improvements                                          835,913       829,904
                                                                ------------  ------------

                                                                  3,846,274     3,692,197
    Less accumulated depreciation and amortization               (3,236,822)   (3,093,603)
                                                                ------------  ------------

       Net fixed assets                                             609,452       598,594
                                                                ------------  ------------

Deferred tax asset, long-term                                       500,000       500,000
                                                                ------------  ------------

Total assets                                                  $   6,248,454 $   6,084,885
                                                                ============  ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                          $     566,337 $     702,898
    Payroll and related                                             671,652       744,934
    Other accrued liabilities                                       392,262       477,012
                                                                ------------  ------------

       Total current liabilities                                  1,630,251     1,924,844
                                                                ------------  ------------
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value, authorized 2,500,000
       shares, Series A, Convertible, none issued                         -             -
    Common stock, $.01 par value, authorized 50,000,000
       shares, issued 24,418,824 and 23,982,714 shares              244,184       239,823
    Additional paid-in capital                                    1,265,468     1,217,055
    Retained earnings since January 1, 1993
       (following quasi-reorganization)                           3,108,551     2,703,163
                                                                ------------  ------------

       Total stockholders' equity                                 4,618,203     4,160,041
                                                                ------------  ------------

Total liabilities and stockholders' equity                    $   6,248,454 $   6,084,885
                                                                ============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                                    TEKNOWLEDGE CORPORATION
                             CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             (Unaudited)
                                          3 Months Ended June 30,       6 Months Ended June 30,
                                          -----------------------       -----------------------
                                               1998          1997           1998           1997
                                               ----          ----           ----           ----

Revenues                             $    3,080,854 $   2,481,827 $    6,150,784 $    4,287,129
                                       -------------  ------------  -------------  -------------

Costs and expenses:
  Cost of revenues                        1,997,250     1,735,054      3,965,000      2,844,595
  General and administrative                559,685       499,766      1,165,350        972,569
  Sales and marketing                       291,658       197,661        504,171        305,898
  Research and development                   82,473        24,113        163,616         24,113
                                       -------------  ------------  -------------  -------------

   Total costs and expenses               2,931,066     2,456,594      5,798,137      4,147,175
                                       -------------  ------------  -------------  -------------

   Operating income                         149,788        25,233        352,647        139,954

Interest income                              21,990        23,122         46,138         39,910
Other income and expense, net                  (649)    1,109,458           (649)     1,109,247
                                       -------------  ------------  -------------  -------------

Income before tax                           171,129     1,157,813        398,136      1,289,111
Provision for income tax                    (14,452)        2,984         (7,252)         9,131
                                       -------------  ------------  -------------  -------------

Net income                           $      185,581 $   1,154,829 $      405,388 $    1,279,980
                                       =============  ============  =============  =============

Net income per share:

                     - Basic         $         0.01 $        0.05 $         0.02 $         0.05
                                       =============  ============  =============  =============

                     - Diluted       $         0.01 $        0.04 $         0.01 $         0.04
                                       =============  ============  =============  =============


Shares used in computing
  net income per share:

                     - Basic             24,347,570    24,973,604     24,233,528     25,544,633
                                       =============  ============  =============  =============

                     - Diluted           29,061,658    29,179,184     28,642,559     29,708,107
                                       =============  ============  =============  =============


The accompanying notes are an integral part of these consolidated financial statements.

                                    TEKNOWLEDGE CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                           (Unaudited)
                                                                        6 Months Ended June 30,
                                                                        -----------------------
                                                                          1998             1997
Cash flows from operating activities:                                     ----             ----
  Net income                                                     $     405,388    $   1,279,980
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                       150,913          113,319
   Noncash portion of other income from Trilogy Settlement                   -       (1,005,757)
   Changes in assets and liabilities:
    Receivables                                                       (433,795)        (661,797)
    Deposits and prepaid expenses                                       (6,363)         (45,026)
    Accounts payable                                                  (136,561)         166,204
    Accrued liabilities                                               (158,032)          (1,613)
                                                                   ------------     ------------

   Net cash used for operating activities                             (178,450)        (154,690)
                                                                   ------------     ------------

Cash flows from investing activities:
  Capitalization of software costs                                           -           (9,090)
  Purchase of fixed assets                                            (154,077)        (162,070)
                                                                   ------------     ------------

   Net cash used for investing activities                             (154,077)        (171,160)
                                                                   ------------     ------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                52,773            9,990
                                                                   ------------     ------------

   Net cash provided by financing activities                            52,773            9,990
                                                                   ------------     ------------

Net decrease in cash and cash equivalents                             (279,754)        (315,860)

Cash and cash equivalents at beginning of period                     2,172,235        1,797,892
                                                                   ------------     ------------

Cash and cash equivalents at end of period                       $   1,892,481    $   1,482,032
                                                                   ============     ============


The accompanying notes are an integral part of these consolidated financial statements.

                             TEKNOWLEDGE CORPORATION
                     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1998


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

         Teknowledge Corporation (the "Company") is in the distributed knowledge management business. The central value of this business is to help customers manage their knowledge assets for competitive advantage, both inside corporate intranet, and distributed on the Internet. Teknowledge is in a unique position to apply its core competencies in knowledge-based systems and large-scale, distributed object-oriented software to the expanding opportunities presented by the Internet and the World Wide Web. These core competencies have developed through a strong software talent base, a rapidly evolving technology and intellectual property portfolio, and a 17-year history of solving business problems for customers. Teknowledge provides software products and consulting services for government and commercial applications. The Company's key business lines are: Distributed Systems Engineering, Situation Assessment & Data Fusion, Education & Training Technologies, C4I & Information Security, and Electronic Commerce ("E-Commerce") products and services. Teknowledge was incorporated on July 8, 1981 under the laws of the State of Delaware.

Results of Operations

Revenues

         Revenues for the three months and six months ended June 30, 1998 improved to $3,080,854 and $6,150,784, an increase of 24% and 43%, respectively, over the comparable periods in 1997. During the interim periods, the company began technical work on several new government contracts, which was the primary cause of increased revenues. Approximately 98% of the revenues earned thus far in 1998 is attributed to contracts with agencies of the Federal Government, however, Teknowledge is focusing increasing resources and attention on commercial revenue sources, particularly in E-Commerce.

Costs and Expenses

         Cost of revenues were $1,997,250 and $3,965,000 for the three months and six months ended June 30, 1998, increases of 15% and 39%, respectively, over the comparable periods in 1997. The increase in cost of revenues was primarily due to increases in labor and subcontractor costs. The Company experienced a significant increase in labor and related costs as it continued to expand its technical workforce on new government contracts. Subcontractor costs related to the new contracts also increased significantly by 42% and 103%, to $582,928 and $1,163,341 for the three and six months ended June 30, 1998, from the same periods in 1997. Cost of revenues as a percentage of total costs declined from 71% and 69% for the three months and six months ended June 30, 1997, to 68% each for the three months and six months ended June 30, 1998, as human resources were diverted from performance of government contract work to commercial research and development.

         Sales and marketing costs for the three months and six months ended June 30, 1998 increased to $559,685 and $1,165,350, or 12% and 20% over the comparable periods in 1997. The increase was primarily due to an expanded E-Commerce sales and marketing staff. Sales and marketing costs as a percentage of total costs, however, decreased from 20% and 23% for the three months and six months ended June 30, 1998 to 19% and 20% for the same periods in the previous year.

         General and administrative costs for the three months and six months ended June 30, 1998 were $291,658 and $504,171, increases of 48% and 65% over the comparable periods in 1997. The increased expenses were primarily due to recruiting in a competitive labor market. General and administrative costs for the three months and six months ended June 30, 1998 were 10% and 9% of total costs, versus 8% and 7% for the same periods in the previous year.

         Research and development costs for the three months and six months ended June 30, 1998 were $82,473 and $163,616, increases of 242% and 579% over the comparable periods in 1997. The increased expenses were primarily concentrated in the development of commercial products for the Internet. Research and development costs for the three months and six months ended June 30, 1998 were 3% of total costs, versus 1% for the same periods in the previous year. These figures do not include the large amount of R&D conducted under contract for our customers.

         Interest income was $21,990 and $46,138 for the three months and six months ended June 30, 1998, versus $23,122 and $39,910 for the comparable periods of the previous year. The Company decreased its cash reserves in the second quarter of 1998, due to aging of receivables and purchase of computer equipment. There was no significant other income and expense for the three months and six months ended June 30, 1998, but a settlement between the Company and Trilogy Development Group, Inc. contributed $1,109,458 and $1,109,247 to other income and expense for the three months and six months ended June 30, 1997.

         Net income for the three and six months ended June 30, 1998 was $185,581 and $405,388, or $.01 per share each, versus $1,154,829 and $1,279,980, or $.04 per share each, for the same periods in 1997. Net income represented 6% and 7% of revenue for the three and six months ended June 30, 1998 and 47% and 30% for the comparable periods in 1997. During the second quarter of 1997, the Company recorded approximately $1.1M income as a result of a patent settlement and licensing agreement with Trilogy Development Group, Inc. for Teknowledge's Hierarchical Knowledge System Patent #4,591,983.

Bookings and Backlog

         At June 30, 1998, the expected multi-year contract commitments (order backlog) from government customers was approximately $26M, which consisted of
(i) new orders for which work has not yet begun and (ii) revenue remaining to be recognized on work in progress. Approximately 78% of the backlog consists of programs that are awarded but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The Company's order backlog at December 31, 1997 was approximately $25M.

         Two of the Company's projects under the JFACC program were closed at the government's convenience, pending a reassessment of the government's priorities. Until the future of these projects is settled, the Company reduced its multi-year backlog by $5M to the $26M figure shown above for June 30, 1998. Any effect on revenue of the reduction in backlog is expected to be spread over approximately 36 months. The Company is attempting to build its backlog further with additional proposals for new government and commercial projects.

Liquidity and Capital Resources

         As of June 30, 1998, unused sources of liquidity consisted of $1,892,481 in cash and cash equivalents, a decrease of $279,754 from December 31, 1997. The decrease consisted of $178,450 used for operating activities, $154,077 used for investing in fixed assets, and $52,773 provided by financing activities.

         The Company believes that the present level of cash and cash equivalents is adequate to service the liquidity needs of the Company in the next twelve months. The Company relies principally on the collection of receivables to generate internal cash reserves. The Company may experience periodic cashflow shortages as a result of delays associated with the government's annual budget process.

         The Company has an unsecured line of credit from a financial institution in the amount of $2,000,000. The Company may borrow up to the lower of 60% of the receivable base or $2,000,000, at a rate of one percent over prime. The line is subject to certain covenants and maintenance requirements and expires in June 1999. The Company has not utilized the credit line through June 30, 1998.

         Management believes the Company will be able to operate in the next twelve months without additional financing, whether in the form of borrowings or equity capital. As the Company's commercial business expands it may require additional financing to sustain growth. There can be no assurance that such financing will be available on satisfactory terms.

Year 2000

         The Company is aware of the issues associated with the programming code in existing computer systems as the millennium ("year 2000" or "Y2K") approaches. The key issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. Most of the hardware and software currently in use at the Company are relatively new and Y2K compliant. No significant reprogramming efforts and Y2K compliance expenses inside the Company are expected to be necessary. The Company is currently addressing its exposure related to suppliers and customers and plans to complete its initial evaluation of all Y2K related issues and solutions by end of 1998.

Risks and Uncertainties

         Teknowledge's service revenue is currently derived primarily from government R&D contracts, and the Company has historically been profitable in that business. However, dependence on government contracts can be risky because the contracts are subject to administrative, legislative, and political interruptions which may jeopardize the flow of funds. Another uncertainty in providing services under government contracts is the Company's ability to attract and retain sufficient technical staff to meet the demands of new orders. The Company's revenues, costs and earnings on government contracts are determined based on estimated overhead rates derived from forecasted annual costs. The Company's actual experience in headcount growth, billable efficiency, and costs may vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made on a cumulative basis whereby the resulting revenue and income effects are recognized in the period of the adjustments.

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

         The Company believes the Internet and intranet software market offers a significant new opportunity for growth and Teknowledge is in a good position to convert Internet-based software developed under its government R&D contracts into new commercial products. However, if the Company's E-Commerce related sales develop more slowly than expected, or the market becomes saturated with competitors, or if the Company's products do not achieve market acceptance, the Company's commercial business, financial condition, and results of operations may eventually be adversely affected.

Forward-Looking Statements

         Forward-looking statements made in this section relating to recruiting of additional employees, increase in demand for new employees, expected growth in revenues, mix of revenues between government and commercial, anticipated new government contracts, year 2000 issues, and the development and announcement of commercial products involve risks and uncertainties, and actual results could differ materially from that set forth in the forward looking statements contained herein as a result of difficulties in recruiting, risks relating to the development of the Internet and intranet software market, market acceptance of the the Company's products, risks in government contracting, risks relating to commercialization of products, and other risks set forth under "Risks and

Uncertainties" above and the section entitled "Certain Factors Which May Affect Future Results of Operations and/or Stock Price" in the Company's Form 10-KSB.

                           PART II. OTHER INFORMATION

--------------------------------------------------------------------------------

Item 1.    LEGAL PROCEEDINGS

        The Company is still in litigation with a former employee. There has been no change since March 31, 1998.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        The annual meeting of stockholders was held on June 25, 1998.

        A proposal to elect two directors of the Company to serve for a three-year term was approved by stockholders. This proposal received the following votes:

                                           For             Withheld
           Dr. Larry E. Druffel            20,467,419      213,607
           James C. Workman                20,462,560      217,466

        The following directors continue:

           Dr. Frederick Hayes-Roth
           Neil A. Jacobstein
           Gen. Robert T. Marsh (ret.)
           William G. Roth

        A second proposal to ratify Arthur Andersen LLP as the Company's independent public accounts for the fiscal year ending December 31, 1998 was approved by stockholders. This proposal received the following votes:

           For            Against       Abstain
           20,531,397     40,761        108,868

        A third proposal to adopt the 1998 Stock Option Plan was approved by stockholders. This proposal received the following votes:
                                                          Broker
           For            Against       Abstain           Non-Vote
           11,292,708     847,504       292,606           8,248,208

        A fourth proposal to amend the Company's Stock Option Plan for Non-Employee Directors was approved by stockholders. This proposal received the following votes:

                                                          Broker
           For            Against       Abstain           Non-Vote
           11,202,414     1,368,395     240,432           7,869,785

        A fifth proposal to permit a one-for-five reverse stock split and a reduction in the number of authorized shares from 50,000,000 to 25,000,000 was approved by stockholders. This proposal received the following votes:

                                                          Broker
           For            Against       Abstain           Non-Vote
           18,884,819     1,206,633     208,579           380,995

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

   (8) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.

(b) The registrant did not file a report on Form 8-K during the quarter ended June 30, 1998.

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



                                               TEKNOWLEDGE CORPORATION
                                               -----------------------
                                                     (Registrant)




/s/ Frederick Hayes-Roth      Chairman of the Board         July 30, 1998
------------------------      of Directors and Chief
Frederick Hayes-Roth          Executive Officer
                              (Principal Executive
                              Officer)



/s/ Neil A. Jacobstein        President and Chief           July 30, 1998
------------------------      Operating Officer
Neil A. Jacobstein



/s/ Dennis A. Bugbee          Director of Finance,          July 30, 1998
------------------------      Treasurer and Secretary
Dennis A. Bugbee              (Principal Financial and
                              Accounting Officer)