Form 10QSB
period 1998-09-30
TEKNOWLEDGE CORP
filed 1998-11-12
CIK 716214

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the quarterly period ended September 30, 1998

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
Yes [X] No [  ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                      Outstanding at November 5, 1998
    ----------------------------          -------------------------------
    Common Stock, $.01 par value                24,776,074 Shares

                                TABLE OF CONTENTS



                                                                        Page No.

               PART I.   FINANCIAL INFORMATION

Item 1.        Financial Statements

               Consolidated Balance Sheets as of September 30, 1998
               and December 31, 1997......................................   3

               Consolidated Statements of Operations for the three months
               and nine months ended September 30, 1998 and 1997..........   4

               Consolidated Statements of Cash Flows for the nine months
               ended September 30, 1998 and 1997..........................   5

               Notes to Unaudited Consolidated Financial Statements.......   6

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations. ................................   7

               PART II.  OTHER INFORMATION

Item 1.        Legal Proceedings..........................................  11

Item 6.        Exhibits and Reports on Form 8-K...........................  11

Signatures................................................................  13

                               PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------

Item 1. FINANCIAL STATEMENTS

                                  TEKNOWLEDGE CORPORATION
                                CONSOLIDATED BALANCE SHEETS

                                           ASSETS

                                                                  Unaudited
                                                                 September 30,  December 31,
                                                                     1998           1997
                                                                 -------------  -------------
Current assets:

    Cash and cash equivalents                                  $    2,571,983 $    2,172,235
                                                                 -------------  -------------
    Receivables:
       Customer - billed, net of allowance of $10,000               1,861,654      1,949,476
       Customer - unbilled                                            197,416        339,277
                                                                 -------------  -------------

           Total receivables                                        2,059,070      2,288,753
                                                                 -------------  -------------

    Deferred tax asset, short-term                                    400,000        400,000
    Deposits and prepaid expenses                                     143,963         97,905
                                                                 -------------  -------------

       Total current assets                                         5,175,016      4,958,893
                                                                 -------------  -------------

Capitalized software, net of accumulated
    amortization of $562,709 and $623,215                             225,862         27,398
                                                                 -------------  -------------

Fixed assets, at cost
    Computer and other equipment                                    2,924,772      2,758,384
    Furniture and fixtures                                            112,647        103,909
    Leasehold improvements                                            838,398        829,904
                                                                 -------------  -------------
                                                                    3,875,817      3,692,197
    Less accumulated depreciation and amortization                 (3,313,431)    (3,093,603)
                                                                 -------------  -------------

       Net fixed assets                                               562,386        598,594
                                                                 -------------  -------------

Deferred tax asset, long-term                                         500,000        500,000
                                                                 -------------  -------------

Total assets                                                   $    6,463,264 $    6,084,885
                                                                 =============  =============

                            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                           $      540,421 $      702,898
    Payroll and related                                               659,432        744,934
    Other accrued liabilities                                         301,532        477,012
                                                                 -------------  -------------

       Total current liabilities                                    1,501,385      1,924,844
                                                                 -------------  -------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value, authorized 2,500,000
       shares, Series A, Convertible, none issued                           -              -
    Common stock, $.01 par value, authorized 50,000,000
       shares, issued 24,544,824 and 23,982,714 shares                245,444        239,823
    Additional paid-in capital                                      1,334,415      1,217,055
    Retained earnings since January 1, 1993
       (following quasi-reorganization)                             3,382,020      2,703,163
                                                                 -------------  -------------

       Total stockholders' equity                                   4,961,879      4,160,041
                                                                 -------------  -------------

Total liabilities and stockholders' equity                     $    6,463,264 $    6,084,885
                                                                 =============  =============

  The accompanying notes are an integral part of these consolidated financial statements.

                                    TEKNOWLEDGE CORPORATION
                             CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             (Unaudited)
                                            3 Months Ended Sep 30,       9 Months Ended Sep 30,
                                               1998           1997           1998          1997

Revenues                             $    3,070,219 $    3,367,044 $    9,221,003 $   7,654,173
                                       -------------  -------------  ------------- -------------

Costs and expenses:
  Cost of revenues                        2,226,756      2,322,902      6,191,756     5,245,658
  General and administrative                497,186        584,845      1,662,536     1,557,414
  Sales and marketing                       123,127        111,654        627,298       339,391
  Research and development                  (31,114)        25,377        132,502        49,490
                                       -------------  -------------  ------------- -------------

   Total costs and expenses               2,815,955      3,044,778      8,614,092     7,191,953
                                       -------------  -------------  ------------- -------------

   Operating income                         254,264        322,266        606,911       462,220

Interest income                              26,416         19,516         72,554        59,426
Other income and expense, net                   (11)        36,370           (660)    1,145,617
                                       -------------  -------------  ------------- -------------

Income before tax                           280,669        378,152        678,805     1,667,263
Provision for income tax                      7,200          6,800            (52)       15,931
                                       -------------  -------------  ------------- -------------

Net income                           $      273,469 $      371,352 $      678,857 $   1,651,332
                                       =============  =============  ============= =============

Net income per share:

                     - Basic         $         0.01 $         0.02 $         0.03 $        0.07
                                       =============  =============  ============= =============

                     - Diluted       $         0.01 $         0.01 $         0.02 $        0.06
                                       =============  =============  ============= =============


Shares used in computing net income per share:

                     - Basic             24,532,411     23,866,979     24,333,156    24,985,415
                                       =============  =============  ============= =============

                     - Diluted           28,852,744     28,078,586     28,712,620    29,164,933
                                       =============  =============  ============= =============




    The accompanying notes are an integral part of these consolidated financial statements.

                                    TEKNOWLEDGE CORPORATION
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                            (Unaudited)
                                                                         9 Months Ended Sep 30,
                                                                          1998             1997
Cash flows from operating activities:
  Net income                                                     $      678,857   $    1,651,332
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                        235,232          214,574
   Noncash portion of other income from Trilogy Settlement                    -       (1,005,757)
   Changes in assets and liabilities:
    Receivables                                                         229,683         (804,041)
    Deposits and prepaid expenses                                       (46,058)         (54,745)
    Accounts payable                                                   (162,477)         271,495
    Accrued liabilities                                                (233,674)         103,553
                                                                   -------------    -------------

   Net cash provided by operating activities                            701,563          376,411
                                                                   -------------    -------------

Cash flows from investing activities:
  Capitalization of software costs                                     (213,868)         (51,600)
  Purchase of fixed assets                                             (183,620)        (368,990)
                                                                   -------------    -------------

   Net cash used for investing activities                              (397,488)        (420,590)
                                                                   -------------    -------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                                 95,673           15,375
                                                                   -------------    -------------

   Net cash provided by financing activities                             95,673           15,375
                                                                   -------------    -------------

Net increase (decrease) in cash and cash equivalents                    399,748          (28,804)

Cash and cash equivalents at beginning of period                      2,172,235        1,797,892
                                                                   -------------    -------------

Cash and cash equivalents at end of period                       $    2,571,983   $    1,769,088
                                                                   =============    =============

    The accompanying notes are an integral part of these consolidated financial statements.

                             TEKNOWLEDGE CORPORATION
                     NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  September 30, 1998


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

         Teknowledge Corporation (the "Company") is in the distributed knowledge management business. The central value of this business is to help customers manage their knowledge assets for competitive advantage, both inside corporate intranets and distributed on the Internet. Teknowledge is in a unique position to apply its core competencies in knowledge-based systems and large-scale, distributed object-oriented software to the expanding opportunities presented by the Internet and the World Wide Web. These core competencies have developed through a strong software talent base, a rapidly evolving technology and intellectual property portfolio, and a 17-year history of solving business problems for customers. Teknowledge provides software products and consulting services for government and commercial applications. The Company's key business lines are: Distributed Systems Engineering, Situation Assessment & Data Fusion, Education & Training Technologies, Command & Control & Information Security, and Electronic Commerce ("E-Commerce") products and services. Teknowledge was incorporated on July 8, 1981 under the laws of the State of Delaware.

Results of Operations

Revenues

         Revenues for the three months and nine months ended September 30, 1998 were $3,070,219 and $9,221,003, a decrease of 9% and an increase of 20%, respectively, over the comparable periods in 1997. During the earlier part of this year, the Company began technical work on several new government contracts, which was the primary cause of increased revenues during the nine-month period. However, as a result of attrition, scheduled completion of some multi-year contracts, and the closure of two of the Company's projects under the JFACC program, as reported in the second quarter, revenues for the third quarter this year were lower than that for last year. Approximately 99% of the revenues earned in 1998 are attributed to contracts with agencies of the Federal Government; however, Teknowledge is focusing increasing resources and attention on commercial revenue sources, particularly in E-Commerce.

Costs and Expenses

         Cost of revenues was $2,226,756 and $6,191,756 for the three months and nine months ended September 30, 1998, a 4% decrease and an 18% increase, respectively, over the comparable periods in 1997. The nine-month increase in cost of revenues was primarily attributable to overall increases in labor and subcontractor costs during the period, as the Company continued to expand its technical workforce on new government contracts through the second quarter. Direct billable labor and subcontractor costs increased by 22% and 32%, to $2,114,534 and $1,936,983 for the nine months ended September 30, 1998, from the same periods in 1997. However, cost of revenues for the three months ended September 30, 1998 fell as a result of the decrease in subcontractor costs from the same quarter last year. Cost of revenues as a percentage of total costs represented 79% and 72% for the three months and nine months ended September 30, 1998, and 76% and 73% for the three months and nine months ended September 30, 1997.

         General and administrative costs for the three months and nine months ended September 30, 1998 were $497,186 and $1,662,536, a 15% decrease and a 7% increase over the comparable periods in 1997. The three-month decrease was due to the settlement of the lawsuit discussed at Part II Item 1 "Legal Proceedings." The nine-month increased expenses were due to a general increase in labor and related costs and use of information consultants. General and administrative costs for the three months and nine months ended September 30, 1998 were 18% and 19% of total costs, versus 19% and 22% for the same periods in the previous year.

         Sales and marketing costs for the three months and nine months ended September 30, 1998 increased to $123,127 and $627,298, or 10% and 85% over the comparable periods in 1997. The increase was primarily due to an expanded E-Commerce sales and marketing staff in 1998. Sales and marketing costs remained at 4% of total costs for the third quarter between 1998 and 1997 and increased from 5% for the nine months ended September 30, 1997 to 7% for the same period this year.

         Research and development costs for the three months and nine months ended September 30, 1998 were ($31,114) and $135,502, a 223% decrease and 168% increase from the comparable periods in 1997. The three-month decrease resulted from a year-to-date adjustment and a complementary general increase in capitalized software development efforts. The overall nine-month increase was primarily concentrated in the development of a commercial product for the Internet. Research and development costs for the three months and nine months ended September 30, 1998 were (1%) and 2% of total costs, versus 1% for the same periods in the previous year. These figures did not include the large amount of R&D conducted under contract for our customers and also did not include development costs, which were qualified for capitalization.

         Interest income was $26,416 and $72,554 for the three months and nine months ended September 30, 1998, versus $19,516 and $59,426 for the comparable periods of the previous year. The Company increased its cash reserves during 1998, due to increased revenues and the general improvement in its receivables turnover. There was no significant other income and expense for the three months and nine months ended September 30, 1998, but a settlement between the Company and Trilogy Development Group, Inc. contributed approximately $1.1M to other income and expense for the nine months ended September 30, 1997.

         Net income for the three and nine months ended September 30, 1998 was $273,469 and $678,857, or $.01 and $.02 per share each, versus $371,352 and
$1,651,332, or $.01 and $.06 per share each, for the same periods in 1997. Net income represented 9% and 7% of revenue for the three and nine months ended September 30, 1998 and 11% and 22% for the comparable periods in 1997. During the second quarter of 1997, the Company recorded approximately $1.1M income as a result of a patent settlement and licensing agreement with Trilogy Development Group, Inc. for Teknowledge's Hierarchical Knowledge System Patent #4,591,983.

Bookings and Backlog

         At September 30, 1998, the expected multi-year contract commitments (order backlog) from government customers were approximately $22M, which consisted of (i) new orders for which work has not yet begun and (ii) revenue remaining to be recognized on work in progress. Approximately 82% of the backlog consist of programs that are awarded but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The Company's order backlog at December 31, 1997 was approximately $25M.

         Recently, there has been considerable turnover in management at the Defense Advanced Research Projects Agency ("DARPA"), our biggest government customer. The new DARPA management identifies new opportunities and reshapes existing programs to make more money available for its strategic directions. The Company has learned that DARPA intends to discontinue the Distributed Multi-user Information Fusion (DMIF) project as a separate program and combine any continuing related work with a different program called the Dynamic Data Base
(DDB). Based on the likelihood that DMIF-specific revenue will not materialize, the Company removed $3.2M from its multi-year backlog, which currently stands at $22M. The change in program priorities is not expected to have a material effect on 1998 results, due to the Company's relatively high backlog and its ability to utilize technical staff on alternate projects.

         We are actively pursuing the new opportunities identified by DARPA, while continuing to strengthen our performance on other projects that have been identified as central to the long-term directions of the government. Our leadership on the High Performance Knowledge Base program and the Quorum program for Quality of Service for distributed, real-time, Internet-based systems should position us for significant new business opportunities in both government and commercial markets.

         The Company has cultivated several lines of business that can provide multiple paths to economic success. The Company's new NIST Courseware Conversion contract provides an example of our strategy. In addition to developing the software for licensing to our partners, we plan to incorporate the technology into our Sales AssociateTM product. The technology we develop will enable rapid conversion of product catalogs into E-Commerce web sites. Corporations that need quick conversion of their classroom training materials for intranet or Internet distribution will also be able to utilize the software that we are developing.

Liquidity and Capital Resources

         As of September 30, 1998, unused sources of liquidity consisted of $2,571,983 in cash and cash equivalents, an increase of $399,748 from December 31, 1997. The increase consisted of $701,563 provided by operating activities, $397,488 used for investing in capital software development and fixed assets, and $95,673 provided by issuance of common stock related to stock option programs.

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

         The Company has an unsecured line of credit from a financial institution in the amount of $2,000,000. The Company may borrow up to the lower of 60% of the receivable base or $2,000,000, at a rate of one percent over prime. The line is subject to certain covenants and maintenance requirements and expires in June 1999. The Company has not utilized the credit line through September 30, 1998.

         Management believes the Company will be able to operate in the next twelve months without additional financing, whether in the form of borrowings or equity capital. As the Company's commercial business expands it may require additional financing to sustain growth. There can be no assurance that such financing will be available on satisfactory terms.

Year 2000

         The Company is aware of and is addressing the issues associated with the programming code in existing computer systems as the millennium ("year 2000" or "Y2K") approaches. The key issue is whether computer systems will properly recognize date-sensitive information when the year changes to 2000. The consequences of this issue may include systems failures and business process interruption.

         Although most of the hardware and software currently in use at the Company are relatively new and expected to be Y2K compliant, the issue can affect the Company's internal systems, including information technology (IT) and non-IT systems. The Company is assessing the readiness of its systems for handling Y2K, by inventorying and analyzing its centralized computer and embedded systems to identify any potential issues. Although the assessment is still underway, management believes that no significant remediation efforts and compliance expenses inside the Company are necessary. The Company expects to substantially complete validation and remediation, if any, of its internal systems, as well as to develop contingency plans for certain internal systems, by mid-1999. However, if implementation of remediation plans is delayed, if significant new non-compliance issues are identified, or if contingency plans fail, the Company's results of operations or financial condition could be materially adversely affected.

         The Company is currently addressing its exposure related to significant third parties. Material suppliers and vendors are being identified and will be contacted to determine if their operations and/or the products and services they provide to the Company are Y2K compliant. Key government customers will be surveyed for their Y2K readiness to determine their ability to continue paying our bills through the change to 2000, to avoid disrupted cashflows to the Company. The Company intends to work directly with its material third parties, if necessary, to avoid any business interruptions in Y2K. Where practicable, the Company will attempt to mitigate its risks with respect to the failure of key third parties to be Y2K ready, including developing contingency plans. However, such failures, including failures of any contingency plans, remain a possibility and could have a materially adverse impact on the Company's results of operations or financial condition.

Risks and Uncertainties

         Teknowledge's service revenue is currently derived primarily from government R&D contracts, and the Company has historically been profitable in that business. However, dependence on government contracts can be risky because the contracts are subject to administrative, legislative, and political interruptions, which may jeopardize the flow of funds. Another uncertainty in providing services under government contracts is the Company's ability to attract and retain sufficient technical staff to meet the demands of new orders. The Company's revenues, costs and earnings on government contracts are determined based on estimated overhead rates derived from forecasted annual costs. The Company's actual experience in headcount growth, billable efficiency, and costs may vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made on a cumulative basis whereby the resulting revenue and income effects are recognized in the period of the adjustments.

         The typical cost-type government contract performed by the Company has a regulated fixed fee limit, which inhibits the Company from improving profit margins beyond what is permitted in the government regulations. In addition, Federal Acquisition Regulations exclude from reimbursement some "unallowable" expenses, which the Company considers a regular part of the business. Furthermore, almost all the Company's contracts contain termination clauses, which permit contract termination upon the Company's default or at the contracting party's discretion.

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

                           PART II. OTHER INFORMATION

--------------------------------------------------------------------------------
Item 1.       LEGAL PROCEEDINGS

         The Company recently entered into a cash settlement agreement with Dan Robusto, a former executive of the Company, in the amount of $80,000. The settlement resolved all severance claims made by the former executive relating to the 1994 lawsuit.

Item 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits:

   Set forth below is a list of all exhibits filed herewith or incorporated by reference as part of this Quarterly Report on Form 10-QSB.

Exhibit No.             Description
-----------             -----------

   3.1 Amended and Restated Certificate of Incorporation of Teknowledge Corporation (4)

   3.2       Amended and Restated Bylaws of Teknowledge Corporation (7)

   3.3 Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock (6)

   4.1 Rights Agreement dated January 29, 1996 between the Company and Registrar and Transfer Company as Rights Agent (6)

  10.1       Teknowledge Corporation 1998 Stock Option Plan (8)

  10.2 Amended Employment Agreement, dated as of January 21, 1992, between Cimflex Teknowledge Corporation and Daniel R. Robusto (1)

  10.3 Settlement Agreement, General Release, and Waiver of Claims, dated November 21, 1992, between Daniel R. Robusto and Cimflex Teknowledge Corporation (2)

  10.4 Settlement Agreement, dated May 21, 1993, between Cimflex Teknowledge Corporation and Third Copley-Franklin Trust (3)

  10.5 Settlement Agreement, dated September 1, 1993, between Cimflex Teknowledge Corporation and Pittsburgh Great Southern Company (3)

  10.6 Change of Control Agreement, dated November 21, 1994, between Teknowledge Corporation and Frederick Hayes-Roth and Neil Jacobstein (5)

    27       Financial Data Schedule

References

   (1) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1991.

   (2) Filed as an Exhibit to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1992.

   (3) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB, as amended, for the fiscal year ended December 31, 1993.

   (4) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1994.

   (5) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1994.

   (6) Filed as an Exhibit to the Company's Current Report on Form 8-K dated February 12, 1996, related to the adoption of a 12(g) Shareholder Rights Agreement dated January 29, 1996.

   (7) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 1996.

   (8) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 1998.

(b) The registrant did not file a report on Form 8-K during the quarter ended September 30, 1998.

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



                                               TEKNOWLEDGE CORPORATION
                                               -----------------------
                                                     (Registrant)




/s/ Frederick Hayes-Roth      Chairman of the Board         November 12, 1998
------------------------      of Directors and Chief
Frederick Hayes-Roth          Executive Officer
                              (Principal Executive
                              Officer)



/s/ Neil A. Jacobstein        President and Chief           November 12, 1998
------------------------      Operating Officer
Neil A. Jacobstein



/s/ Dennis A. Bugbee          Director of Finance,          November 12, 1998
------------------------      Treasurer and Secretary
Dennis A. Bugbee              (Principal Financial and
                              Accounting Officer)