Form 10KSB
period 1998-12-31
TEKNOWLEDGE CORP
filed 1999-03-31
CIK 716214

                  UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
      ACT OF 1934 [Fee Required]

                    For the fiscal year ended December 31, 1998

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

                     Common Stock, $.01 par value per share
                    Series A Preferred Stock Purchase Rights

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $12,200,849

The aggregate market value of Common Stock, $.01 par value per share, held by non-affiliates of the registrant was $23,113,493 on March 22, 1999 (based on the average bid and ask price per share of Common Stock on that date as reported by the Nasdaq SmallCap Market). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 22, 1999, there were 4,968,546 shares of Common Stock, $.01 par value per share, of the registrant outstanding.

                       Documents Incorporated by Reference
   Proxy Statement for the 1999 Annual Meeting of Stockholders      Part III

Teknowledge(R) and Copernicus(R) are registered trademarks of Teknowledge Corporation. Sales Associate(TM) is a trademark of Teknowledge Corporation. All other brand names, product names, trademarks and registered trademarks are the property of their respective holders.


                                     PART I

--------------------------------------------------------------------------------

Item 1.  Description of Business

         Teknowledge Corporation (the "Company") is in the Internet knowledge system business. Almost all of Teknowledge's projects involve processing application knowledge and distributing it over the Internet. Teknowledge is leveraging its core competencies in knowledge-based systems and large-scale distributed object-oriented software with the expanding opportunities presented by the Internet and the World Wide Web. The Company provides software products and consulting services for government and commercial applications. The application areas are addressed by five program areas: Distributed Systems Engineering, Situation Assessment and Data Fusion, Education & Training Technologies, Information Assurance, and Electronic Commerce ("E-Commerce") Systems. Each program area does application assessments for customers, utilizes third party software components in delivering customer solutions, and conducts research and development ("R&D"). The Company is increasing its focus on commercial software products and services, particularly in the E-Commerce market; however, this transition takes time. Teknowledge has become a Premier Provider for IBM's Net.Commerce(TM) product, and is now also a Microsoft Certified Solution Provider and a CheckPoint Value Added Reseller ("VAR"). In addition, Teknowledge sells its own Sales Associate(TM) software for selling products on Internet E-Commerce web sites. However, the customer base for the Company's products and services currently consists primarily of government related projects. For the year ended December 31, 1998, the Company's direct revenue mix from continuing operations was approximately 99% government and 1% commercial products and services. This ratio is expected to change as E-Commerce related investment and customer solution capabilities increase over the coming years.

         Teknowledge was incorporated on July 8, 1981 under the laws of the State of Delaware. The Company's principal executive and engineering offices are located at 1810 Embarcadero Road, Palo Alto, California 94303. In addition, Teknowledge has software engineering offices located in San Diego, California; Arlington, Virginia; Fairfax, Virginia; and Orlando, Florida. Teknowledge's business is currently concentrated in the United States.

Overview

         The information economy places a competitive premium on an organization's ability to process and distribute its knowledge effectively. Knowledge has become the primary competitive weapon in the economic and military battlespace. However, knowledge acquired by people often does not get reused because it is not organized or distributed effectively. Knowledge systems are software programs that enable combinations of people and computers to capture, refine, distribute, and apply knowledge to solve business application problems. Teknowledge develops software architectures and programs that integrate conventional software and knowledge systems in high-value Internet application solutions. These solutions are developed through software products and services which support integration, processing, and systematic utilization of an organization's key knowledge assets. Increasingly, an organization's knowledge assets are encoded in knowledge processing applications and distributed via the Internet to make solutions available globally, seven days a week, 24 hours a day. This value chain will drive the growth of Teknowledge's business.

         Teknowledge operates five business programs within a single reporting segment. The Distributed Systems Engineering program provides the foundation for optimizing the quality of Internet service delivered through the use of network resources. The Data Fusion and Situation Assessment program develops software algorithms that refine information from multiple sources into a coherent body of knowledge that can be acted upon. The Education and Training Technologies program encapsulates knowledge into reusable media, develops intelligent tutoring systems to communicate that knowledge, and distributes the tutoring systems over the World Wide Web. The Information Assurance program develops and installs software to protect the information stored in computer networks and ensures that information is accessible by the right people at the right time. Finally, Teknowledge's E-Commerce Systems business program provides commercial software products and services that enable corporations to manage their sales knowledge and sell products effectively over the Internet.

         Each of Teknowledge's business programs utilizes internally developed and third party software components in its application solutions. Utilizing third party components in an application solution allows for faster and more robust solutions. It also allows Teknowledge to focus on developing knowledge processing components in the context of a robust application solution. Teknowledge's Sales Associate product is one such example. It is an Internet web site sales component that can be sold with storefronts and databases from companies such as IBM or Microsoft, and a security firewall from CheckPoint. This strategy allows Teknowledge to provide its innovative components in the context of delivering basic value to the customer with leading commercial products. The customer gets a faster and more robust solution, and Teknowledge gets a VAR license fee on each third party commercial product delivered.

         Computer software applications provide maximum value when integrated into networked operations, both within and between enterprises. Integration of these various functions is facilitated if object-oriented software is designed with an "open architecture." This allows the same applications software and user interfaces to be distributed via network protocols across many different types of computers. The Company's products and services are designed to maximize the value of integrating, distributing and activating application knowledge. Teknowledge is beginning a transition from a primary focus on R&D to increasing focus on delivering application solutions to customers.

         Since the U.S. Department of Defense and many commercial businesses are now conducting large-scale operations over international computer networks such as the Internet, much of the Company's current and future business focus is on providing software to make it possible to delegate knowledge-intensive tasks to network-enabled computer software "associate systems." These associate systems may integrate several special-purpose software agents to accomplish routine tasks as well as accelerate knowledge gathering, refinement, dissemination, and utilization over computer networks. Teknowledge's strategic plans include commercializing associate systems software that amplifies human productivity and the ability to apply knowledge effectively. Teknowledge has built six prototype associate systems and commercialized one. These systems include: the Briefing Associate, the Parent's Associate, the Student's Associate, the Project Center Associate, the Desktop Associate, and the commercial Sales Associate.

Business Programs

         Teknowledge has distributed operations, with its headquarters located in Palo Alto, California and offices in San Diego, California; Arlington and Fairfax, Virginia; and Orlando, Florida. The Company operates five business programs within its current operations: four focused primarily on government customers and one, E-Commerce, focused entirely on commercial customers. The government programs currently contribute over 99% of the revenue; therefore all programs are reported as a single segment.

Distributed Systems Engineering. Operations that are widely distributed require extensive object-oriented systems infrastructure. Currently, the World Wide Web provides little of this systems infrastructure, but instead relies on the distribution of linked multimedia documents. In the future, complex webs of objects and knowledge will have to be distributed systematically and updated dynamically. This requires the ability to provide reliable quality of service, security of operations, maintainability, and distribution by intelligent "push" and "pull" techniques. In addition, the types and quantity of knowledge distributed will require new designs and new software specialized for specific knowledge processing tasks. Teknowledge's Distributed Systems Engineering program focuses on providing new Internet systems infrastructure to address these needs.

Situation Assessment and Data Fusion. Complex problem solving in the military and in corporations requires the ability to access and synthesize data quickly and effectively from multiple sources in order to develop a dynamic assessment of an evolving battle, emergency, or competitive situation. Decision-makers in government and industry have noticed that using satellite and World Wide Web information systems is like "standing in front of an information fire hose." It is hard to take a sip without getting more information than necessary. Teknowledge's Situation Assessment and Data Fusion program focuses on providing knowledge-based tools and systems infrastructure to fuse data from multiple sources and combine those data into a cogent and often shared perception of a situation. This program is developing a situation server, which combines data from multiple sources, and detects patterns or conditions of interest to a customer. These conditions may in turn trigger alerts or actions to respond to a situation quickly and effectively.

Education and Training Technologies. The Internet and the World Wide Web have created a new opportunity for formerly isolated desktop systems that provided computer-aided instruction. Not only have the techniques of computer-aided instruction improved dramatically in recent years, but also the means to distribute them have undergone a veritable revolution. Now it is possible to provide distance learning via an interactive course delivered through a standard World Wide Web browser. There are major opportunities to deliver in-house corporate training over intranets, K-12 education over the Internet, and just-in-time adult training on the job or in the home. Teknowledge has been involved in education and training since 1981; and, in 1997, it created a program devoted entirely to this growing opportunity. Teknowledge served as the Cluster Leader for the U.S.'s largest multi-institution project on Intelligent Tutors and Associates between 1995 and 1997. The DARPA Computer Assisted Education and Training Initiative sponsored Teknowledge's work on the Parent's Associate and the Center Associate. The Parent's Associate enables parents to get advice on parenting and access to Internet-based educational resources. The Center Associate provides a computer-based coach to help guide users in getting the most from education resources available to them. Teknowledge is now leading the Business and Marketing Group of the Government sponsored Advanced Distance Learning Initiative, which is actively developing distance learning technology to provide cost effective industrial strength courseware over the Internet. In 1998, Teknowledge was one of three prime contractors selected out of 51 teams in the National Institute of Standards and Technology (NIST) Adaptive Learning Systems competition. Teknowledge was awarded a $2 million cost-sharing contract for development of a Courseware Factory(TM) for converting podium-based traditional courses for delivery over the World Wide Web.

Information Assurance. The need for information security solutions has created tremendous demand in both government and industry. Keeping Internet sites and transactions secure from hackers and thieves is critical to effective military and E-Commerce operations. Information assurance goes beyond simply protecting information. It is relatively easy to protect information if it does not need to be accessible. However, both military and E-Commerce information needs to be accessible by people globally, seven days a week, 24 hours a day. This requirement shifts the focus from information protection to assured information access to the appropriate customers. Techniques for accomplishing information assurance, such as authentication, encryption, and firewalls, are constantly evolving. Some new products, such as CheckPoint's firewall for web site security, have emerged as commercial market leaders. Teknowledge has recently become certified as a VAR to deliver CheckPoint's firewall product, which provides an opportunity for product license and services sales to government and commercial information assurance applications.

E-Commerce Systems. Teknowledge's E-Commerce Systems business program provides assessments of corporate E-Commerce strategy and technology, VAR services to deliver and support leading E-Commerce products, and installations of Teknowledge's own Sales Associate software. Teknowledge is focusing on the delivery of a total web site E-Commerce solution, which incorporates one or more leading commercial products. This provides VAR license fees, services revenues, and some pull-through opportunities for selling Teknowledge's own Sales Associate product. The Sales Associate is a commercial software product which provides unassisted sales over the Internet. It incorporates rules of selling and utilizes specific product knowledge to emulate the best practices of the most productive sales person in a firm. The product goes beyond the typical browsing interaction on the World Wide Web by engaging the customer in an interactive dialog about products. The Sales Associate creates a unique profile of every customer and specializes the sales presentation to each prospect. It learns and remembers a customer's profile and preferences, and applies all available information towards the next sale. The system can cater its presentation form to match the user's profile, selecting among web text, audio, or 3D graphics. The Sales Associate incorporates both generic and domain-specific "rules of selling" to guide the sales process. It matches a customer profile with the products in a product knowledge base. The Sales Associate delivers up-to-the-minute information on product features and availability, as well as news of special discounts and other promotions. The product is designed for delivery with other commercial components such as web servers, databases, firewalls, and other web site component software. The Sales Associate is a new product in a rapidly growing, but still unformed market. There are uncertainties and risks associated with the introduction of any new software product (see Part II, Item 6), however, the Company has continued to evolve Sales Associate capabilities to help make the product a commercial success.

Sales and Marketing

         Teknowledge's services and software are marketed primarily by the Company's employees, including the Chief Executive Officer, the President, and business program managers. Each business program offers consulting services to help prospective customers define their problems and projects. Government proposal work conducted in response to a Broad Area Announcement or Request for Proposal is typically not funded. However, consulting assignments are funded to evaluate current corporate E-Commerce capabilities and recommend next steps, including application work.

         Teknowledge has increased its commercial sales and marketing efforts to lay the foundation for increased commercial business. In 1998, the Company began implementation of its VAR strategy and has achieved VAR and premier status from IBM as a member of its award-winning BESTeam software business partner program. It is now a Microsoft Certified Solution Provider, and a CheckPoint VAR partner. The Company is offering value-added services for leading commercial products with considerable market demand. This should provide license and services revenues, and broaden market acceptance of Teknowledge's product by increasing our access to an expanded base of commercial customers.

Backlog

         At December 31, 1998, the expected order backlog was approximately $15 million, which consisted of (i) new orders for which work has not yet begun and
(ii) revenue remaining to be recognized on work in progress. One hundred percent of the December 31, 1998 backlog is from government customers. Approximately 75% of the backlog consists of government-sponsored programs that are awarded but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. Backlog is an estimate and is subject to a number of risks (see Part II Item 6.
Management's Discussion & Analysis or Plan of Operation - Certain Factors That May Affect Future Results of Operations and/or Stock Price). The portion of the overall backlog that is reasonably expected to be fulfilled in the current fiscal year is approximately 50%.

Research and Development

         Almost all of the Company's software engineering operations, except for the E-Commerce business program, were related to advanced government development projects. As a result, the Company's R&D activities were mostly funded externally by the Federal Government. Generally, the Company retains the exclusive right to market the government sponsored R&D commercially. From time to time the Company sponsors its own R&D, mostly in the form of commercializing the technology developed under its government contracts. As the Company continues to grow its commercial products and services business, more internally directed R&D is expected. The Company expensed $132,501 and $206,603 of its own funds on R&D for the years ended December 31, 1998 and 1997, respectively. In addition, the Company capitalized $267,046 and $10,712 of computer software development costs in the years ended December 31, 1998 and 1997, respectively.

Competition

          A number of companies provide consulting services and software that compete with aspects of Teknowledge's business. Many of these companies are substantially larger and have greater financial resources than Teknowledge. Teknowledge's primary competitive advantage is its experienced management team, its extraordinary technical talent base, its extensive intellectual property, and its leading-edge R&D program. Sales and configuration systems are provided by Trilogy Development Group, Calico, Concentra, Selectica, Brightware, Baan, SAP, Oracle, PCorder.com, and others. Knowledge processing systems are provided by Logica Carnegie Group, Inference Corp., Neuron Data Corp., Intellicorp, Inc., and Trinzic Corp. Distributed systems engineering, data fusion, and information assurance services are provided by GTE, Trusted Information Systems, Secure Computing Lockheed-Martin, Boeing, Perceptronics, ISX, and SAIC, among others. Internet-based distance education and training technologies are mostly in the R&D stage, with competitors still emerging in the commercial marketplace.
Potential competitors could also be collaborators, such as Macromedia and Asymetrix Learning Systems, Teknowledge's technology suppliers on our Courseware Factory project.

Proprietary Rights

         Teknowledge maintains an active intellectual property program and currently holds eight U.S. software patents. The application software developed by Teknowledge includes the Sales Associate for configuring automated sales on the Internet, knowledge-based expert systems, pattern detection and data fusion tools, and systems to manage and protect webs of networked information. Sales Associate is a trademark of the Company. The COPERNICUS(R) trademark is registered in the U.S. and many foreign jurisdictions. As use of any product name becomes consistent and established, the Company intends to apply for formal registration of the product name as a trademark in the United States and relevant foreign jurisdictions.

         Teknowledge has relied on a combination of patent, copyright, trade secret and trademark laws, as well as contractual provisions, to protect its proprietary technology. The Company has required employees, customers, vendors, and others who have access to proprietary technology to sign nondisclosure agreements. The Company retains a proprietary right to market commercially most of the development that was sponsored by government agencies. The government may not distribute proprietary information that was developed by the Company to any third party for commercial purposes without first receiving permission from the Company.

         Teknowledge provides its software products to end users under non-exclusive, non-transferable licenses that typically have a perpetual term unless terminated for breach. The Company protects the source code of its software products as trade secrets and unpublished copyrighted works. Additionally, Teknowledge holds patents for the knowledge processing and systems engineering technologies that form the basis for many of the products and configuration services that the Company markets.

     There can be no assurance that Teknowledge's protective measures will be adequate to protect its proprietary rights, that others have not or will not independently develop or acquire equivalent or superior technology, or that the Company will not be required to obtain royalty-bearing licenses to use other intellectual property in order to utilize the inventions embodied in its patents. There also can be no assurance that any patents will be issued pursuant to the Company's current or future patent applications or that patents issued pursuant to such applications or any patents the Company currently owns will not be invalidated, circumvented or challenged. Thus far, Teknowledge has not been notified that it may be infringing any patents or proprietary rights owned by third parties. There can be no assurance that the Company would be able to enter into an acceptable license under such third party patent, or that it could redesign or modify its products and processes to avoid infringement of such patent or proprietary rights, or that the Company could otherwise avoid infringement of such patent or proprietary rights. In the event the Company is unable to take such action, its business, financial condition and results of operations could be materially and adversely affected. In some cases, litigation may be necessary to protect the Company's proprietary rights.

Government Contracts

         In 1998, approximately 99% of the Company's revenues were from cost-type government contracts, and 100% of its December 31, 1998 backlog was from government contracts. The Company's business has been dependent upon successful bidding for government contracts. The Company applies for contracts in the form of a proposal by responding to Requests for Proposals and Broad Agency Announcements issued by the United States Federal Government or by prime contractors under contract to the Federal Government. Proposals include discussion of the technical approach to be taken to satisfy the government's or the prime contractor's requirements and a detailed presentation of costs expected to be incurred. The proposal is reviewed and evaluated by technical and administrative personnel employed by the government or the prime contractor. If the procurement method is "competitive bid," the contract is awarded to the company which would best satisfy the government's or the prime contractor's requirements. If the procurement method is a "negotiated award," the government or the prime contractor would enter into negotiations to determine a price for the contract; upon successful conclusion of negotiations, a contract is awarded. Government contracts contain termination clauses, which permit contract termination upon the Company's default or at the government's discretion. Government contracts are subject to agency funding limitations, congressional appropriation, and the agenda of the current administration in Washington, D.C.

         The typical cost-type government contract performed by the Company has a regulated fixed fee limit, which inhibits the Company from improving profit margins on government contracts beyond what is permitted in the government regulations. In addition, Federal Acquisition Regulations exclude from reimbursement some "unallowable" expenses which the Company considers a regular part of the business. Furthermore, almost all the Company's contracts contain termination clauses which permit contract termination upon the Company's default or at the contracting party's discretion. During 1998, DARPA terminated several of its own projects due to a change in its program priorities. Since the terminations involve some of Teknowledge's multi-year projects, the effect on revenue is spread over approximately three years, and did not have a material effect on 1998 results due to the Company's ability to utilize technical staff on alternate projects. Such cancellations may occur again in the future. The Company intends to build its substantial multi-year backlog further with additional proposals for new government and commercial projects.

         The indirect costs and expenses accumulated in the performance of government contracts are allocated to the customer in the form of overhead (indirect) rates. These rates, which are periodically reviewed by government auditors, fluctuate based on the relationship between the overhead costs and direct costs incurred in the performance of the contracts during the year. Excluded from these rates, and not subject to reimbursement, are certain allowable costs (less than 1% of total costs in 1998), such as entertainment and advertising. In addition, the government has established compensation limits for employees which expressly reduces the amount of compensation and related expenses, such as bonuses and stock options, that can be passed on to the government through the overhead rates. In recent years, the Company has experienced some decline in the fees on new government contracts due to government cost saving efforts. New contracts may not suffer this fee erosion; however, the overall limitation on potential government contract fees coupled with a potential increase in the expenses not eligible for reimbursement, combine to restrict the Company's ability to improve profit margins on government contracts in the future. The Company's government-sponsored R&D is most valuable as a technology incubator, development laboratory, and testbed. The best software from this work becomes a candidate for software product commercialization. This helps the government amortize the considerable cost of maintenance, and it provides Teknowledge with the opportunity to compete in a growing commercial marketplace.

Employees

         Including contract engineers and temporaries, the Company had a total of 57 full time employees at December 31, 1998. All the employees were employed in the continental United States. The majority of employees, including top management, are technical. They perform direct billable work on contracts or develop and support software products. A core group of administrative staff performs general and administrative functions. A large percentage of the employees hold advanced degrees in technical disciplines. The future success of the Company will depend, in part, on the Company's ability to continue to retain, attract, and motivate highly qualified technical, marketing, and management personnel. This has become a particular challenge as increasing demand for top quality software professionals has exceeded supply. The Company has never had a work stoppage, and it is not a party to any collective bargaining agreement with any of its employees.

Item 2.  Description of Property

         The Company's executive offices are located at 1810 Embarcadero Road, Palo Alto, California, under a lease for a period of three years commencing April 5, 1996, with an option to extend the lease for an additional three years. The Company is currently finalizing the renewal of this lease. The Company has also signed renewable leases for office space in Arlington and Fairfax, Virginia; and San Diego, California.

         In January 1994, the Company entered into a settlement agreement with the landlord for its former Franklin, Massachusetts location. Under the terms of this agreement, the lease scheduled to expire in May 1999 was terminated for a total consideration, including accrued interest, of $131,760 which is to be paid in escalating payments over a five-year period. The last payment was made on January 31, 1998 and no liability remained as of December 31, 1998.

         In September 1993, the Company entered into a settlement agreement with the landlord at the former Bridgeville, Pennsylvania location. Under the terms of the agreement, the Company will avoid an annual settlement amount of $18,306 unless there exists a differential in rent between what the new tenant pays and what the Company was expected to pay during the term of the original lease. The settlement agreement provides for a maximum payment of $18,306 by the Company per annum until 1998. There has been no such rent assessment to date and any liability previously recorded was written off in its entirety as of December 31, 1998.

Item 3.  Legal Proceedings

         During 1998, the Company entered into a cash settlement agreement with Dan Robusto, a former executive of the Company, in the amount of $80,000. The settlement resolves all severance claims made by the former executive relating to a 1994 lawsuit.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 1998.

                                     PART II

--------------------------------------------------------------------------------

Item 5.  Market for Common Equity and Related Stockholder Matters

         The Common Stock of Teknowledge has been trading under the symbol TEKC on the Nasdaq SmallCap Market since March 5, 1999. Before this date it was traded under the same symbol on the "Bulletin Board," an over-the-counter ("OTC") listing service provided by the National Quotation Bureau. On March 22, 1999 the closing "bid" price of the stock was $5.75 a share.

          The Company has effected a one-for-five reverse stock split on December 22, 1998. The following table sets forth the range of high and low bid information for the Common Stock on the OTC Bulletin Board for the quarterly periods indicated, adjusted for the effect of the reverse stock split. All share and per share data has been retroactively restated to reflect the effect of the reverse stock split. The bid information reflects inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The Company has never paid dividends on its capital stock.

                         1998                        High                  Low

     First quarter, ended March 31, 1998           $ 4.70               $ 2.30
     Second quarter, ended June 30, 1998            11.00                 4.40
     Third quarter, ended September 30, 1998         8.45                 2.50
     Fourth quarter, ended December 31, 1998         6.75                 2.15


                         1997                        High                  Low

     First quarter, ended March 31, 1997           $ 2.95               $ 1.90
     Second quarter, ended June 30, 1997             3.40                 1.90
     Third quarter, ended September 30, 1997         2.55                 2.15
     Fourth quarter, ended December 31, 1997         3.25                 2.15

         As of December 31, 1998 there were 1,804 holders of record of Common Stock of the Company.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Overview of Significant Matters

         Forward looking statements made in this section relate to the demand for technical employees, expected revenue growth, realizability of backlog, competition for new government contracts, development of commercial products and VAR services, deferred tax assets, and the availability of strategic acquisitions. All forward looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward looking statements contained herein as a result of competition, agency funding limitations, other factors relating to government contracting, ability to attract and retain technical and management personnel, commercial opportunities, and other factors described in "Certain Factors That May Affect Future Results of Operations and/or Stock Price."

                          Year Ended December 31, 1998
                            Quarterly Results Summary
                    (In thousands, except for per share data)

                                First     Second    Third     Fourth       Total
Revenues                       $3,070     $3,081   $3,070     $2,980     $12,201
Costs and Expenses              2,867      2,931    2,816      2,901      11,515
Other and Tax Provision            17         36       19         28         100
Net Income                        220        186      273        107         786
Diluted Net Income per share      .04        .03      .05        .02         .14

         Teknowledge's revenues for the year ended December 31, 1998 increased to $12,200,849, a 10% improvement over 1997. In both 1998 and 1997, 99% of the revenues were from Federal government agencies. Revenue growth was fueled in part from new contracts awarded primarily in 1997 and early 1998. During 1998, approximately $14 million of the Company's backlog of new work was reduced when the government curtailed spending on several of their ongoing contracts. DARPA, the agency that funds most of our contracts, experienced extensive turnover in management, and the new DARPA management team decided to review and reshape existing programs until it finalizes its long-term strategic plan. The Company decided to reduce its backlog by the full amount. The Company previously had never experienced any material contract cancellations. The effect on revenue from these terminations is spread over several years and did not have a material effect on 1998 results. The Company continues to submit proposals for new work to the government and commercial organizations.

         The Company intends to increase its investment in the development of commercial products in 1999 and to accelerate the transition from dependence on government R&D contracts. In 1999, our focus is on the growth and scalability of our commercial E-Commerce business. In general, our business strategy will be to
1) enhance and leverage our web-based software such as Sales Associate and the NIST Courseware Factory, 2) deliver commercial VAR services and licenses for third party E-Commerce products, 3) license our software patents, and 4) pursue a strategy of growth through one or more strategic acquisitions of small commercial software companies. The Company, however, may not identify suitable strategic acquisitions or may not be able to negotiate an acquisition on terms acceptable to the Company. In addition, there are significant risks in consolidating businesses.

         The Company has reflected, as a reduction to the provision for income taxes, the benefit from tax losses generated subsequent to the date of the quasi-reorganization in 1992. As of December 31, 1998, the Company has utilized essentially all tax losses generated subsequent to the date of the quasi-reorganization. Any subsequent realization of tax benefits existing at the date of the quasi-reorganization, will be recorded as an adjustment to additional paid-in-capital. Accordingly, the Company expects that its provision for income taxes and its effective income tax rate will increase in 1999. However, the cash liability for income taxes is not expected to change as a result of the utilization of tax losses existing at the date of the quasi-reorganization (see Notes 1 and 6 of Notes to Consolidated Financial Statements.)

         In 1997 the Company recorded a deferred tax asset of $900,000 that represented the more likely than not expected tax savings which may be realized from its net operating loss carryforwards generated subsequent to the quasi-reorganization. The Company evaluates its earnings prospects in revolving two-year cycles annually, to determine if adjustment to the deferred tax asset balance is necessary. No adjustment was deemed necessary for the year ended December 31, 1998 as a result of this evaluation.

         During the third quarter of 1998, the Company reached an amicable settlement with a former executive of the Company which required a payment of $80,000 to the former executive. With the settlement of this action, all outstanding lawsuits involving the Company were eliminated (see Part 1 Item 3. Legal Proceedings).

         Net income was $785,620, or $.14 diluted earnings per share, for 1998; and was $2,759,654, or $.48 diluted earnings per share, for 1997. During 1997, the Company reported the settlement of a patent matter for $1.1 million and recorded a deferred tax asset of $900,000, which together contributed approximately $.35 to earnings. Operating income was 6% of revenues, both in 1998 and 1997.

Certain Factors That May Affect Future Results of Operations and/or Stock Price

         Teknowledge's service revenue is currently derived primarily from government R&D contracts, and the Company has historically been profitable in that business. However, dependence on government contracts can be risky because the contracts are subject to administrative, legislative, and political interruptions, which may jeopardize the flow of funds. Another uncertainty is that the Company's revenues, costs and earnings on government contracts are determined based on estimated overhead rates derived from forecasted annual costs. The Company's actual experience in headcount growth, billable efficiency, and costs may vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made on a cumulative basis whereby the resulting revenue and income effects are recognized in the period of the adjustments.

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

         Another uncertainty in providing services under government contracts is the Company's ability to attract and retain sufficient technical staff to meet the demands of new orders. The Company also recognizes that the loss of one or more key management and technical personnel could adversely affect aspects of the Company's business. To mitigate this risk, several senior program manager positions were created in recent years. The Company relies on its executives and program managers for the acquisition and negotiation of government awards, preparation of proposals, and the general direction and management of the Company. The Company believes that its future success depends on attracting and retaining highly skilled technical personnel and other employees.

         Management believes that the market for Internet software is a significant new opportunity for the Company and that it is in an excellent position to convert software developed under government R&D contracts into new commercial products. The market for Internet software, however, is at an early stage of development, rapidly evolving, and characterized by an increasing number of market entrants who have introduced or are developing competing software products and services. As is typical for a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. Further, aspects of the Internet (including security, reliability, cost, ease of use and quality of services) are undergoing rapid evolution that may affect growth of the use of the Internet in general and of Internet software in particular. The demand for Internet software will require broad acceptance of new methods of conducting business and exchanging information over the Internet. The demand for products developed by the Company cannot be determined, nor can the viability of these products in the marketplace be estimated at this time due to the explosive growth and competitive nature of the environment. As the market continues to expand, there can be no assurance that the Company will be able to develop and bring to market products that will gain market acceptance or generate significant revenue or profits. If the Internet E-Commerce develops more slowly than expected, becomes saturated with competitors, or if the Company's products for the Internet market do not achieve market acceptance, the Company's business, financial condition, and results of operations may be materially and adversely affected.

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

         Although most of the hardware and software currently in use at the Company are relatively new and expected to be Y2K compliant, the issue can affect the Company's internal systems, including information technology (IT) and non-IT systems. The Company has begun its assessment of the readiness of its systems for handling Y2K, by inventorying and analyzing its centralized computer and embedded systems to identify any potential issues. Although the assessment is still underway, management believes that no significant remediation efforts and compliance expenses inside the Company are necessary. The Company expects to substantially complete the remaining validation and remediation, if any, of its internal systems, as well as to develop contingency plans for certain internal systems, by mid-1999. However, if implementation of remediation plans is delayed, if significant new non-compliance issues are identified, or if contingency plans fail, the Company's results of operations or financial condition could be materially adversely affected.

         Almost all of the Company's revenues are currently generated from government R&D service contracts, the deliverable of which is sometimes a software prototype. The government requires from the Company a Y2K warranty within the contracts, which generally guarantees all software delivered under government contracts to be able to accurately process date-sensitive information beyond Y2K, to the extent other third party elements used in combination are Y2K compliant. In the case of noncompliance discovered and communicated to the Company within a prescribed timeframe, usually 90 days from acceptance of an item, remedies in the form of repair or replacement will be made available. The Company is exposed only on ongoing government contracts, and believes that software developed under them are Y2K compliant.

         The Company is currently addressing its exposure related to significant third parties. Key suppliers and vendors are being identified and contacted to determine if their operations and/or the products and services they provide to the Company are Y2K compliant. The Company believes its financial reporting systems are compliant. The Company plans to replace its telephone system and upgrade its internal security system, if required, before year-end. The Department of Defense ("DoD") is confident that payments to its contractors, among others, will continue uninterrupted in January 2000. The DoD payment systems are Y2K compliant and are targeted to be on Y2K compliant platforms by the end of May 1999. Since the majority of DoD payments are made by electronic funds transfer (EFT), systems will be tested with the Federal Reserve System
(FRB) and several financial institutions in the June-July 1999 time period. The Company intends to continue working directly with other material third parties to avoid any business interruptions in Y2K. Where practicable, the Company will attempt to mitigate its risks with respect to the failure of other key third parties to be Y2K ready, including developing contingency plans. However, such failures, including failures of any contingency plans, remain a possibility and could have a materially adverse impact on the Company's results of operations or financial condition.

Results of Operations

         1998 compared to 1997

         Revenues  rose  $1,105,919,  or  10%,  to  $12,200,849  in  1998,  from
$11,094,930 in 1997. Revenue from service contracts awarded by agencies of the Federal government accounted for 99% of total revenues. Revenues are generated when direct labor or other direct costs, such as subcontractors and consultants, are incurred in the performance of contracts. Between 1997 and 1998, revenues increased primarily because of anticipated growth in the demand for technical services on government contracts awarded in previous periods. Due to changing priorities at the government customer agency, a number of long-term contracts were concluded late in 1998. The effect of this change in priorities was not evident in 1998, but it may adversely affect future revenue growth. The company often engages subcontractors and consultants to work on larger and more complex projects. Teaming arrangements help the Company compete for new business, because they complement our skill set. For the year ended December 31, 1998, subcontractor and consultant costs were $2,760,906, compared to $2,417,308 in 1997. The subcontractor and consultant costs incurred by the Company in the performance of the contracts are reimbursed by the government and the results are reflected in revenues.

         Cost of revenues increased 9% to $8,244,290 in 1998 from $7,575,634 in 1997. The increase was mostly attributable to the aforementioned growth in contract services and use of subcontractors and consultants, the costs of which accounted for nearly 33% of the total cost of revenues in 1998. Since revenues and cost of revenues grew at approximately the same rate, cost of revenues remained at 68% of revenues in 1998 and 1997.

         General and administrative costs were $2,373,789 and $2,122,499 in 1998 and 1997, respectively. The Company experienced cost increases related to office rents, information system consultants, placement advertising, and director fees. Overall, general and administrative costs were relatively stable between years, reflecting the Company's conscientious effort to control administrative costs. General and administrative costs remained at 19% of revenues between 1998 and 1997.

         Sales and marketing costs increased $229,165 to $764,911 in 1998 from $535,746 in 1997, as the Company built a team and dedicated increasingly substantial resources to market and sell commercial Internet products and services. The Company's sales and marketing efforts include applications engineering and technical support, direct sales efforts, as well as trade shows, demonstrations, advertising and other traditional marketing activities.

         The Company expended $132,501 of its internally funded research and development ("R&D") costs in 1998 and $206,603 in 1997. Most of the Company-sponsored R&D was concentrated in the development of commercial products for the Internet. The development of commercial products for the Internet has not achieved significant revenues to date. The majority of the Company's R&D efforts were funded externally through government projects (and recorded as cost of revenues), which are expected to provide the basis for future commercial development opportunities. The Company also capitalized $267,046 and $10,712 of computer software development costs in the years ended December 31, 1998 and 1997, respectively.

         Interest income was $102,945 in 1998 versus $83,229 in 1997. The increase was primarily due to increased cash balances during the year. Other income and expense decreased to $2,065 in 1998 from $1,145,108 in 1997. Included in other income in 1997 was the aforementioned settlement of a patent lawsuit with Trilogy Development Group that accounted for approximately $1.1 million of other income.

         Net income in 1998 was $785,620 versus $2,759,654 in 1997. Diluted net income per share was $.14 for 1998 and $.48 in 1997.

Liquidity and Capital Resources

         As of December 31, 1998, unused sources of liquidity of the Company were $2,378,390 in cash and cash equivalents, an increase of $206,155 over the previous year. The Company generated cash reserves of $570,282 from its operating activities and $102,962 from issuance of common stock to employees exercising their stock options. It invested $267,046 for developing capitalized software and $198,122 for purchases of computer equipment and other improvements.

         The Company believes that the present level of cash and cash equivalents is adequate to service the liquidity needs of the Company in 1999. The Company relies principally on the collection of receivables to generate internal cash reserves.

         The Company has an unsecured line of credit from a financial institution in the amount of $2,000,000. The Company may borrow up to the lower of 60% of the receivable base or $2,000,000 at a rate of one percent over Prime. The line is subject to certain covenants and maintenance requirements that have been fulfilled. The line expires in June 1999 and is renewable. The Company did not utilize the credit line in 1998.

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

                                    PART III
--------------------------------------------------------------------------------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 15(a) of the Exchange Act

           The information required by Item 9 regarding directors and executive officers of the Company is incorporated herein by reference to the sections entitled "Election of Directors" and "Executive Compensation - Employment Arrangements" included in the definitive proxy statement for the Company's 1999 Annual Meeting of Stockholders (the "1999 Annual Meeting Proxy Statement").

Item 10.   Executive Compensation

           The information required by Item 10 is incorporated herein by reference to the section entitled "Executive Compensation and Other Matters" and "Proposal 1: Election of Directors - Directors Compensation" included in the 1999 Annual Meeting Proxy Statement.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

           The information required by Item 11 is incorporated herein by reference to the section entitled "Security Ownership" included in the 1999 Annual Meeting Proxy Statement.

Item 12.   Certain Relationships and Related Transactions

           The information required by Item 12 is incorporated herein by reference to the section entitled "Certain Relationships and Other Transactions" included in the 1999 Annual Meeting Proxy Statement.

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

Exhibit No.                Description

        3.1 Amended and Restated Certificate of Incorporation of Teknowledge Corporation

        3.2       Amended and Restated Bylaws of Teknowledge Corporation

        3.3 Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock (2)

        4.1 Rights Agreement dated January 29, 1996 between the Company and Registrar and Transfer Company as Rights Agent (2)

       10.1 Change of Control Agreement, dated November 21, 1994, between Teknowledge Corporation and Frederick Hayes-Roth and
                  Neil Jacobstein (1)

Exhibit No.                Description

       10.2       Teknowledge Corporation 1998 Stock Option Plan (3)

       23.1       Consent of Arthur Andersen LLP, independent public accountants

       27         Financial Data Schedule

References

      (1) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1994.

      (2) Filed as an Exhibit to the Company's Current Report on Form 8-K dated February 12, 1996, related to the adoption of a 12(g) Shareholder Rights Agreement dated January 29, 1996.

      (3) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB, for the quarter ended June 30, 1998.

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

                                          Teknowledge Corporation


Date:  March 30, 1999                     By:   /s/ Frederick Hayes-Roth
                                                ------------------------
                                                Frederick Hayes-Roth
                                                Chairman of the Board of
                                                Directors

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Name                        Capacity                     Date
           ----                        --------                     ----

/s/ Frederick Hayes-Roth           Chairman of the Board         March 30, 1999
------------------------------     of Directors and
Frederick Hayes-Roth               Chief Executive Officer
                                   (Principal Executive
                                   Officer)

/s/ Neil A. Jacobstein             President, Chief Operating    March 30, 1999
------------------------------     Officer and Director
Neil A. Jacobstein

/s/ Dennis A. Bugbee               Director of Finance,          March 30, 1999
------------------------------     Treasurer and Secretary
Dennis A. Bugbee                   (Principal Financial and
                                   Accounting Officer)

/s/ Lawrence Druffel               Director                      March 30, 1999
------------------------------
Lawrence Druffel

/s/ General Robert T. Marsh        Director                      March 30, 1999
------------------------------
General Robert T. Marsh (Ret.)

/s/ William G. Roth                Director                      March 30, 1999
------------------------------
William G. Roth

/s/ James C. Workman               Director                      March 30, 1999
------------------------------
James C. Workman

                         ANNUAL REPORT ON FORM 10-KSB

                   ITEM 7, ITEM 13(a)(1) and (2), (c) and (d)

                          LIST OF FINANCIAL STATEMENTS

                                CERTAIN EXHIBITS

                              FINANCIAL STATEMENTS

       AS OF DECEMBER 31, 1998 AND FOR THE TWO YEARS ENDED DECEMBER 31, 1998

                             TEKNOWLEDGE CORPORATION

                              PALO ALTO, CALIFORNIA

                             TEKNOWLEDGE CORPORATION

                       FORM 10-KSB - ITEM 13(a)(1) and (2)

                    LIST OF CONSOLIDATED FINANCIAL STATEMENTS



The following consolidated financial statements of Teknowledge Corporation are included in Item 7:

                                                                            Page

Report of Independent Public Accountants                                      20

Consolidated Balance Sheet - December 31, 1998                                21

Consolidated Statements of Operations and Comprehensive Income
- Years ended December 31, 1998 and 1997                                      22

Consolidated  Statements of Stockholders' Equity - Years ended
December 31, 1998 and 1997                                                    23

Consolidated Statements of Cash Flows - Years ended
December 31, 1998 and 1997                                                    24

Notes to Consolidated Financial Statements                               25 - 35

                    Report Of Independent Public Accountants



To Teknowledge Corporation:


We have audited the accompanying consolidated balance sheet of Teknowledge Corporation (a Delaware Corporation) and subsidiary as of December 31, 1998, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 1998 and 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teknowledge Corporation and subsidiary as of December 31, 1998, and the results of their operations and their cash flows for the years ended December 31, 1998 and 1997 in conformity with generally accepted accounting principles.


/s/ Arthur Andersen LLP
-----------------------
Arthur Andersen LLP



San Jose, California
February 10, 1999

                 TEKNOWLEDGE CORPORATION
                CONSOLIDATED BALANCE SHEET
                 As of December 31, 1998

                          ASSETS

Current assets:

    Cash and cash equivalents                              $    2,378,390
                                                             -------------
    Receivables:
       Customer - billed, net of allowance of $10,000           2,471,242
       Customer - unbilled                                         62,541
                                                             -------------
           Total receivables                                    2,533,783
                                                             -------------

    Deferred tax asset, short-term                                400,000
    Deposits and prepaid expenses                                 116,255
                                                             -------------
       Total current assets                                     5,428,428
                                                             -------------

Capitalized software development costs, net of accumulated
    amortization of $11,562                                       267,206
                                                             -------------
Fixed assets, at cost
    Computer and other equipment                                2,939,274
    Furniture and fixtures                                        112,647
    Leasehold improvements                                        838,398
                                                             -------------
                                                                3,890,319
    Less accumulated depreciation and amortization             (3,385,942)
                                                             -------------
                                                                  504,377
                                                             -------------
Deferred tax asset, long-term                                     500,000
                                                             -------------
Total assets                                               $    6,700,011
                                                             =============


           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                       $      661,321
    Payroll and related                                           678,514
    Other accrued liabilities                                     267,863
                                                             -------------
       Total current liabilities                                1,607,698
                                                             -------------
Commitments and contingencies (Note 4 and 11)

Stockholders' equity:
    Preferred stock, $.01 par value, authorized 2,500,000
       shares, Series A, Convertible, none issued                       -
    Common stock, $.01 par value, authorized 25,000,000
       shares, issued and outstanding 4,954,954 shares             49,550
    Additional paid-in capital                                  1,553,980
    Retained earnings since January 1, 1993
       (following quasi-reorganization)                         3,488,783
                                                             -------------
       Total stockholders' equity                               5,092,313
                                                             -------------
Total liabilities and stockholders' equity                 $    6,700,011
                                                             =============


The accompanying notes are an integral part of these consolidated financial statements.

                        TEKNOWLEDGE CORPORATION
                 CONSOLIDATED STATEMENTS OF OPERATIONS
                        AND COMPREHENSIVE INCOME


                                                 Years ended December 31,
                                                      1998         1997
                                                      ----         ----

Revenues                                        $12,200,849 $ 11,094,930
                                                 ----------  -----------

Costs and expenses:
  Cost of revenues                                8,244,290    7,575,634
  General and administrative                      2,373,789    2,122,499
  Sales and marketing                               764,911      535,746
  Research and development                          132,501      206,603
                                                 ----------  -----------
   Total costs and expenses                      11,515,491   10,440,482
                                                 ----------  -----------
   Operating income                                 685,358      654,448

Interest income                                     102,945       83,229
Other income and expense, net (Note 10)               2,065    1,145,108
                                                 ----------  -----------
Income before taxes                                 790,368    1,882,785
Provision (benefit) for income taxes                  4,748     (876,869)
                                                 ----------  -----------
Net income and comprehensive income             $   785,620 $  2,759,654
                                                 ==========  ===========

Net income per share:

                     - Basic                    $      0.16 $       0.56
                                                 ==========  ===========
                     - Diluted                  $      0.14 $       0.48
                                                 ==========  ===========

Shares used in computing net income per share:

                     - Basic                      4,887,910    4,942,900
                                                 ==========  ===========
                     - Diluted                    5,763,361    5,775,787
                                                 ==========  ===========



The accompanying notes are an integral part of these consolidated financial statements.


                             TEKNOWLEDGE CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY


                                                                  Retained
                                 Common Stock      Additional     Earnings
                               Shares       Par      Paid-in    (Accumulated   Treasury
                               Issued      Value     Capital      Deficit)       Stock       Total
                               ------      -----     -------    ------------   --------      -----

Balance,  January 1, 1997     5,219,354 $  62,748 $ 2,191,013 $      (56,491)$    (3,000)$ 2,194,270

Exercise of stock options        49,783     2,490      16,078              -           -      18,568

Net income                            -         -           -      2,759,654           -   2,759,654

Reversal of portions of
   provisions made prior to
   quasi-reorganization for
   restructuring reserve              -         -     193,306              -           -     193,306

Common stock received from
   Trilogy settlement                 -         -           -              -  (1,005,757) (1,005,757)

Retirement of treasury stock   (472,594)  (23,630)   (985,127)             -   1,008,757           -
                             -----------  --------  ----------  -------------  ----------  ----------

Balance, December 31, 1997    4,796,543    41,608   1,415,270      2,703,163           -   4,160,041

Exercise of stock options       158,839     7,942      95,020              -           -     102,962

Net income                            -         -           -        785,620           -     785,620

Distribution of cash for
   fractional shares due to
   reverse stock split             (428)        -      (1,921)             -           -      (1,921)

Reversal of portions of
   provisions made prior to
   quasi-reorganization for
   restructuring reserve              -         -      45,611              -           -      45,611
                             -----------  --------  ----------  -------------  ----------  ----------

Balance, December 31, 1998    4,954,954 $  49,550 $ 1,553,980 $    3,488,783 $         - $ 5,092,313
                             ===========  ========  ==========  =============  ==========  ==========


      The accompanying notes are an integral part of these consolidated financial statements.


                             TEKNOWLEDGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                          Years ended December 31,
                                                              1998           1997
                                                              ----           ----
Cash flows from operating activities:
  Net income                                            $   785,620   $  2,759,654
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                            319,578        326,805
   Noncash portion of other income from Trilogy Settlement        -     (1,005,757)
   Deferred tax asset                                             -       (900,000)
   Changes in assets and liabilities:
    Receivables                                            (245,030)      (999,350)
    Deposits and prepaid expenses                           (18,350)       (36,453)
    Accounts payable                                        (41,577)       493,136
    Accrued liabilities                                    (229,959)       225,852
                                                          ----------    -----------
   Net cash provided by operating activities                570,282        863,887
                                                          ----------    -----------

Cash flows from investing activities:
  Capitalization of software development costs             (267,046)       (10,712)
  Purchase of fixed assets                                 (198,122)      (497,400)
                                                          ----------    -----------
   Net cash used for investing activities                  (465,168)      (508,112)
                                                          ----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                    102,962         18,568
  Redemption of fractional shares from reverse stock split   (1,921)             -
                                                          ----------    -----------
   Net cash provided by financing activities                101,041         18,568
                                                          ----------    -----------

Net increase in cash and cash equivalents                   206,155        374,343

Cash and cash equivalents at beginning of year            2,172,235      1,797,892
                                                          ----------    -----------
Cash and cash equivalents at end of year                $ 2,378,390   $  2,172,235
                                                          ==========    ===========



The accompanying notes are an integral part of these consolidated financial statements.

                             TEKNOWLEDGE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1998

1.       History and Business

                  Teknowledge Corporation (the "Company") was incorporated on July 8, 1981 under the laws of the State of Delaware and is the surviving corporation of the merger of American Cimflex Corporation ("Cimflex") and Teknowledge Inc., which was consummated in 1989. Prior to 1993, Cimflex restructured and divested a significant part of its operations. Reserves for discontinued operations and restructuring obligations were established for those events. In December 1992, the Board of Directors approved a quasi-reorganization, which had the effect of eliminating the accumulated deficit at December 31, 1992 of approximately $58 million by reducing paid-in-capital. Adjustments to previously established reserves and any subsequent realization of tax benefits existing at the date of the quasi-reorganization will be recorded as adjustments to additional paid-in-capital. As of December 31, 1998, there was no remaining accrued liability for discontinued operations or restructuring obligations and no benefits have been recorded for tax loss and credit carryforwards existing at the date of the quasi-reorganization (see Note 6).

                  The  Company is in the  Internet  knowledge  system  business.
         Almost all of Teknowledge's projects involve processing application knowledge and distributing it over the Internet. Teknowledge is leveraging its core competencies in knowledge-based systems and large-scale distributed object-oriented software with the expanding opportunities presented by the Internet and the World Wide Web. The Company provides software products and consulting services for government and commercial applications. The application areas are addressed by five program areas: Distributed Systems Engineering,
         Situation Assessment and Data Fusion, Education & Training Technologies, Information Assurance, and Electronic Commerce ("E-Commerce") Systems.

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

2.       Summary of Significant Accounting Policies (cont'd)

         Cash and Cash Equivalents

                  The Company considers all highly liquid investments, with original maturity dates of less than 90 days, as cash equivalents. As of December 31, 1998, the Company's funds were invested almost entirely in money market instruments at various institutions.

         Unbilled Receivables

                  Unbilled receivables represent differences between billings and revenues recognized on cost-type contracts. The unbilled amounts primarily represent (i) timing differences between incurred costs and billed costs, or (ii) a portion of the earned fee held back as retention until the contract is completed and the final indirect overhead rates have been determined. A substantial portion of the retained fee may be billed to the government after the final indirect rates are submitted to the government; however, they are subject to future review and approval by the Defense Contract Audit Agency. The Company has received final overhead rate approval for costs incurred through December 31, 1993.

         Concentration of Credit Risk

                  The Company performs periodic credit evaluations of the financial condition of commercial customers and generally does not require collateral. Historically, the Company has experienced minimal write-offs from commercial receivables. The Company has not experienced a credit loss from a government customer nor does it anticipate such losses.

         Capitalized Software Development Costs

                  Teknowledge capitalizes software development costs starting from the point technological feasibility is determined and continuing until the general availability of the product. During 1998 and 1997, software development costs of $267,046 and $10,712 were capitalized, respectively. Amortization costs were $27,238 in 1998 and $83,408 in 1997.

                  The Company's policy is to amortize capitalized software development costs by the greater of (a) the ratio that current gross revenues for a product bear to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product.

         Fixed Assets

                  Equipment and improvements, which include assets under capital leases, are depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Maintenance and repairs are charged to expense as incurred. Leasehold improvements are amortized over the shorter of the useful life or the remaining lease term.

2.       Summary of Significant Accounting Policies (cont'd)

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

                  In both 1998 and 1997, approximately 99% of the Company's revenues were recorded in connection with U.S. Government contracts, principally of the cost-plus-fixed-fee type. These contracts are predominantly funded by the Defense Advanced Research Projects Agency (DARPA) and administered by various government agencies.

                   For the year ended December 31, 1998, a classified customer was the sponsor of the Company's largest government contract,accounting for approximately 17% of total revenues. The DARPA Information Technology Office and Information Systems Office were the sponsors for the second and third largest government contracts, each contributed 14% of total revenues. For the year ended December 31, 1997, the DARPA Information Systems Office was the sponsor for the first three largest government contracts, accounting for approximately 32% of total revenues.

         (b)      Commercial Contracts

                  Revenue earned under software license agreements with end users are generally recognized as revenue upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, and collection is probable. Revenue from post-contract customer support is recognized ratably over the period the customer support services are provided, and software services revenue is recognized as services are performed.

                  Revenues from professional services provided principally under technology contracts are recognized when costs for time and materials are incurred.

         Reverse Stock Split

                  The Company has effected a one-for-five reverse stock split on December 22, 1998. All share and per share data has been retroactively restated to reflect the effect of the reverse stock split. Since there was no change in per share par value, aggregate par value has also been retroactively adjusted to reflect the reduction in the number of common stock.

2.       Summary of Significant Accounting Policies (cont'd)

         Net Income Per Share

                  Basic earnings per share is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average shares of outstanding common stock and common stock equivalents during the period. Common stock equivalents included in the diluted calculation consist of dilutive shares issuable upon the exercise of outstanding common stock options.

                  A summary of the earnings per share calculation for each of the two years ended December 31, 1998 and 1997 is as follows (in thousands, except per share amounts). All share amounts have been adjusted for the effect of the one-for-five reverse stock split effective December 22, 1998.

                                                            1998           1997
                                                            ----           ----
         Basic earnings per share:
             Net income                                 $     786       $  2,760
                                                        ---------       --------
             Weighted average common shares                 4,888          4,943
                                                        ---------       --------
         Basic earnings per share                       $    0.16       $   0.56
                                                        =========       ========

         Diluted earnings per share:
             Net income                                 $     786       $  2,760
                                                        ---------       --------
             Weighted average common shares                 4,888          4,943
             Weighted average common shares equivalent:
                  Options                                     875            833
                                                        ---------       --------
             Diluted weighted average common shares         5,763          5,776
                                                        ---------       --------
         Diluted earnings per share                     $    0.14       $   0.48
                                                        =========       ========

         Accounting for Stock-Based Compensation

                  Effective January 1, 1997, the Company adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The adoption did not have a significant effect on the Company's results of operations as the Company continues to apply the principles of APB Opinion No. 25 and related interpretations in accounting for the Company's stock plans.
         Note 9 to the Consolidated Financial Statements contains a summary of the pro forma effects on reported net income and earnings per share for 1998 and 1997 based on the fair value of the options granted at the grant date as prescribed by SFAS No. 123.

2.       Summary of Significant Accounting Policies (cont'd)

         Segment Reporting

                  During 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." SFAS No. 131 requires a new basis of determining reportable business segments, i.e., the management approach. This approach requires that business segment information used by management to assess performance and manage Company resources be the source for information disclosure. On this basis, the Company is organized and operates as one business segment, providing software products and consulting services for government and commercial applications. As a result, the adoption of SFAS No. 131 had no impact on the Company's disclosures or financial statements.

         Recent Accounting Pronouncements

                  In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" which requires companies to record derivative financial instruments on the balance sheet as assets or liabilities, measured at fair value. Gains or losses resulting from changes in the values of those derivatives would be accounted for depending on the use of the derivative and whether it qualifies for hedge accounting. The key criterion for hedge accounting is that the hedging relationship must be highly effective in achieving offsetting changes in fair value or cash flows. SFAS No. 133 is effective for all fiscal quarters of all fiscal years beginning after June 15, 1999. This Statement will not have a material impact on the financial condition or results of the operations of the Company.

                  In March 1998, the Accounting Standards Executive Committee of the American Institute of Certified Public Accountants (AICPA) issued Statement of Position (SOP) 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, `Software Revenue Recognition,'" which defers for one year the application of provisions in SOP 97-2 which limit what is considered vendor-specific objective evidence of the fair value of the various elements in a multiple element arrangement. All other provisions of SOP 97-2 remain in effect. This SOP was effective as of March 31, 1998. In October 1998, the AICPA issued SOP 98-9, "Modification of SOP 97-2, `Software Revenue Recognition,' With Respect to Certain Transactions," which amends paragraphs 11 and 12 of SOP 97-2, Software Revenue Recognition, to require recognition of revenue using the "residual value method" under certain conditions. Effective December 15, 1998, SOP 98-9 amends SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, `Software Revenue Recognition,'" to extend the deferral of the application of certain passages of SOP 97-2 provided by SOP 98-4 through fiscal years beginning on or before March 15, 1999. All other provisions of this SOP are effective for transactions entered into in fiscal years beginning after March 15, 1999. The Company does not anticipate that these statements will have a material adverse impact on its statement of operations.

3.       Other Accrued Liabilities

                  Other Accrued liabilities as of December 31, 1998 consist of the following:

                  Provision for contract charges        $     175,000
                  Accrual for professional services            79,280
                  Miscellaneous                                13,583
                                                        -------------
                                                        $     267,863
                                                        =============

4.       Commitments

                  Teknowledge leases its facilities and certain equipment under operating leases. As of December 31, 1998, the Company had active leases in the following locations:

                  Location                          Date Lease Expired
                  --------                          ------------------
                  Palo Alto, California                  April 4, 1999
                  San Diego, California                   May 31, 1999
                  Arlington, Virginia                 January 31, 2002
                  Fairfax, Virginia                      June 30, 2002

                  The remaining obligations under these leases are as follows:

                                         Year Ending
                                         December 31,
                                         ------------
                  1999                   $   215,000
                  2000                       160,000
                  2001                       127,000
                  2002                        45,000
                                         ------------
                                         $   547,000
                                         ============

                  Rent expense for the years ended December 31, 1998 and 1997 totaled $504,111 and $421,655, respectively.

5.       Line of Credit

                  The  Company  has  a  $2,000,000   unsecured  line  of  credit
         agreement with a bank. The line expires in June 1999 and can be extended from year to year. The Company can borrow up to 60% of the eligible receivables base or $2,000,000, whichever is lower. The maximum rate that may be charged is one percent over the bank's prime rate. The agreement includes certain financial covenants and disclosure requirements that were met during the year. The line was not utilized in 1998.

6.       Income Taxes

                  The Company accounts for income taxes in accordance with SFAS No. 109 "Accounting for Income Taxes." SFAS No. 109 is an asset and liability approach for computing deferred income taxes based on enacted tax laws and rates applicable to the period in which the taxes become payable.

                  The Company has reflected as a reduction to the provision for income taxes the benefit from tax losses generated subsequent to the date of the quasi-reorganization (see Note 1). The provision for income taxes differs from the statutory U.S. Federal income tax rate due to the following:

                                                        1998         1997
                                                        ----         ----
         Provision at U.S. statutory rate               34.0%        34.0%
         State income taxes, net of Federal benefit      6.1          6.1
         Change in valuation allowance                 (39.5)       (86.7)
                                                       ------       ------
         Provision (benefit) for income taxes            0.6%       (46.6)%
                                                       ======       ======


                  The components of the net deferred income tax asset as of December 31, 1998 was as follows:

         Net operating loss carryforwards              $   24,511,845
         Cumulative temporary differences                     303,126
         Tax credit carryforwards                           1,017,339
                                                       --------------
                                                           25,832,310
         Valuation allowance                              (24,932,310)
                                                       --------------
         Net deferred income tax asset                 $      900,000
                                                       ==============

                  The valuation allowance consists of net operating losses, cumulative temporary differences and tax credit carryforwards, which may expire before they can be used. The Company believes sufficient uncertainty exists regarding the realizability of these items, and accordingly, a valuation allowance has been established.

                  At December  31,  1998,  the Company  had net  operating  loss carryforwards of approximately  $72 million  available to offset future
         Federal taxable income. Any subsequent realization of tax loss carryforwards that existed at the date of the quasi-reorganization will be recorded as an adjustment to additional paid-in-capital. These loss carryforwards expire through the year 2009. The availability and timing of the amount of prior losses to be used to offset taxable income in future years may be limited due to various provisions, including any change in ownership interest of the Company resulting from significant stock transactions.

                  Realization of the net deferred tax asset of $900,000 as of December 31, 1998 is dependent on generating sufficient taxable income to offset future deduction of the related items. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

7.       401(k) Plan

                  Teknowledge has a 401(k) plan covering all of the Company's regular employees. Participants in the plan may make a contribution as a percentage of their gross wages subject to the applicable government limits. Effective January 1, 1999, the Board of Directors amended the Plan, and increased the Company matching provision of eligible wages from 4% to 5%. The Company matching contribution vests at 20% a year over a five-year period. The Company contributed $143,333 and $115,599 to the plan, during 1998 and 1997, respectively.

8.       Executive Compensation Plan

                  The Chief Executive Officer and the President of the Company each have an employment agreement that provides for annual base salaries and an incentive compensation plan with target objectives established in the five strategic areas of cash flow, profitability, bookings, new commercial lines, and recruiting, that were determined and assessed by the Board of Directors to a maximum of 100% of base salary. As of December 31, 1998, $155,162 in incentive compensation was accrued for these executives and was included in Accrued Payroll & Related Liabilities.

9.       Stock-Based Compensation Plans

                  The Company has two stock option plans. The stock option plan for employees is called the Teknowledge Corporation 1998 Stock Option Plan (the "1998 Plan") and the stock option plan for Directors is called the Teknowledge Plan for Non-Employee Directors (the "Directors' Plan"). The Company accounts for these plans under APB Opinion No. 25.

                  Had compensation cost for this plan been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                 1998                    1997
                                                 ----                    ----

        Net Income       As Reported         $785,620              $2,759,654
                         Pro Forma           $681,737              $2,642,156

        Diluted EPS      As Reported             $.14                    $.48
                         Pro Forma               $.12                    $.46

                  Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                  The Company may grant options for up to 1,546,636 shares under the 1998 Plan to employees. The Company has granted options for 347,900 shares ($2.15 - $8.60 per share) and 160,000 shares ($1.90 - $3.25 per share) in 1998 and 1997, respectively, and has reserved for issuance a total of 1,500,219 shares through December 31, 1998. The Board of Directors has granted options to employees that are either incentive stock options ("ISO") or non-statutory stock options ("NSO"). For ISO, the exercise price of the common stock options granted under the 1998 Plan may not be less than the fair market price on the date of grant. For NSO, the exercise price of the common stock may not be less than 85% of the fair market price of the common stock on the date of grant. Options that have been granted normally vest in quarterly increments starting the second year of a four-year term and expire ten years after the grant date. The 1998 Stock Option Plan is scheduled to expire in April 2008.

                  The Company also has a stock option plan for non-employee directors. The aggregate number of shares issued under the Directors' Plan, may not exceed 100,000 shares of Common Stock. 50,000 shares were available for future grant as of December 31, 1998. Under this plan, non-employee directors are entitled to receive annual option grants to purchase 3,000 shares of Common Stock on their initial election to the Board and thereafter on the anniversary date of their election to the Board. Options, which are granted at fair market value, are exercisable one year after the grant date and expire ten years from the grant date. Options to purchase a total of 45,000 shares were outstanding as of December 31, 1998 at $.75 to $8.15 per share and a weighted average of $4.24 per share. Options for 33,000 shares at $.75 to $4.30 per share and a weighted average of $2.82 per share were vested at December 31, 1998. No options were exercised during the year.

                  A summary of the status of the Company's stock option plans as of December 31, 1998 and 1997, and changes during the years then ending is presented below:

                                                       1998                                   1997
                                          ----------------------------------     -------------------------------
                                                                  Wtd Avg                             Wtd Avg
                                                Shares           Ex Price              Shares        Ex Price
                                          ----------------------------------     -------------------------------
         Outstanding at beg. of year         1,268,516           $   1.75           1,209,366          $ 1.64
         Granted                               347,900               2.85             198,000            2.41
         Exercised                            (158,839)               .65             (49,783)            .37
         Forfeited                            (192,678)              6.59             (89,067)           2.60
                                          ------------                           ------------
         Outstanding at end of year          1,264,899               1.44           1,268,516            1.73
                                          ------------                           ------------

         Exercisable at end of year            890,482                .91           1,117,341            1.63
         Weighted average fair value
          of options granted                     $2.26                                  $1.35

                  The following table summarizes information about stock options outstanding at December 31, 1998:

                                            Options Outstanding                        Options Exercisable
          ----------------   ------------------------------------------------     -------------------------------
                                                       Wtd Avg
                 Range of              Number        Remaining                                Number
                Ex Prices         Outstanding        Plan Life       Wtd Avg             Exercisable     Wtd Avg
                    ($'s)            12/31/98          (Years)      Ex Price                12/31/98    Ex Price
          ----------------   ------------------------------------------------     -------------------------------
             .05 -    .19                700,375       5.5            $  .15                  700,375    $  .15
             .20 -   4.99                510,308       8.7              2.22                  162,891      2.12
            5.00 -  13.15                 54,216       4.8             10.73                   27,216     13.15
                             -------------------                                  -------------------
             .05 -  13.15              1,264,899       6.8              1.44                  890,482       .91
                             -------------------                                  -------------------

                  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1998 and 1997, respectively; risk-free interest rates of 5.5 and 6.3 percent; expected lives of 5.5 and 5.3 years; expected volatility of 100% and 50%; and expected dividend yield of 0%.

                  As of December 31, 1998, the following number of shares of Common Stock have been reserved for future issuance under both Plans:

         Teknowledge Corporation 1998 Stock Option Plan         1,500,219
         Stock Option Plan for Non-Employee Directors              95,000
                                                                ---------
                                                                1,595,219
                                                                =========

10.      Other Income and expense

                  The composition of other income and expense is as follows:

                                                         1998               1997
                                                         ----               ----
         Settlement of patent litigation, net    $          -      $   1,145,108
         Other                                          2,065                  -
                                                 ------------      -------------
              Total                              $      2,065      $   1,145,108
                                                 ============      =============

                  On May 15, 1997, the Company and Trilogy Development Group, Inc. ("Trilogy") agreed to a settlement of all outstanding lawsuits between the companies. The Settlement Agreement, License Agreement, and Mutual Release specifies that the Company immediately grant to Trilogy a non-exclusive, royalty-free license to the Company's United States Patent 4,591,983 in exchange for 467,794 shares of Company stock owned by Trilogy, with a fair market value of $1,006,000, based on the average trading stock price over 6 months preceding the settlement, and $400,000 in cash. After the provision for legal fees of $260,000, net proceeds of $1,145,000 were reported as Other Income.

11.      Contingencies

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

                  Under the Plan, stockholders will receive 5 Rights to purchase one one-hundredth of a share of a new series of Preferred Stock for each outstanding share of Teknowledge Common Stock of record held at the close of business on February 12, 1996. The Company has effected a one-for-five reverse stock split on December 22, 1998. Pursuant to the Plan, the number of Rights received per share of Common Stock held has been proportionately adjusted to reflect the effect of the reverse stock split.

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