Form 10QSB
period 1999-03-31
TEKNOWLEDGE CORP
filed 1999-05-17
CIK 716214

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1999

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
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                      Outstanding at April 27, 1999
    ----------------------------          -------------------------------
    Common Stock, $.01 par value                4,970,651 Shares

                                TABLE OF CONTENTS



                                                                        Page No.

               PART I.   FINANCIAL INFORMATION

Item 1.        Financial Statements


               Consolidated Balance Sheets as of March 31, 1999
               and December 31, 1998......................................   3

               Consolidated Statements of Operations and Comprehensive
               Income for the three months ended March 31, 1999 and 1998..   4

               Consolidated Statements of Cash Flows for the three months
               ended March 31, 1999 and 1998..............................   5

               Notes to Unaudited Consolidated Financial Statements.......   6

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations. ................................   7


               PART II.  OTHER INFORMATION

Item 6.        Exhibits and Reports on Form 8-K...........................  12

Signatures................................................................  13

                          PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------

Item 1. FINANCIAL STATEMENTS

                             TEKNOWLEDGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                             (Unaudited)
                                                              March 31,     December 31,
                                                                 1999          1998
                                                             -------------  ------------
Current assets:

    Cash and cash equivalents                              $    1,923,606 $   2,378,390
                                                             -------------  ------------
    Receivables:
       Customer - billed, net of allowance of $10,000           2,486,710     2,471,242
       Customer - unbilled                                        476,627        62,541
                                                             -------------  ------------

           Total receivables                                    2,963,337     2,533,783
                                                             -------------  ------------

    Deferred tax asset, short-term                                400,000       400,000
    Deposits and prepaid expenses                                 103,638       116,255
                                                             -------------  ------------

       Total current assets                                     5,390,581     5,428,428
                                                             -------------  ------------

Capitalized software development costs, net of accumulated
    amortization of $34,793 and $11,562, respectively             246,390       267,206
                                                             -------------  ------------

Fixed assets, at cost
    Computer and other equipment                                2,970,358     2,939,274
    Furniture and fixtures                                        112,647       112,647
    Leasehold improvements                                        838,398       838,398
                                                             -------------  ------------

                                                                3,921,403     3,890,319
    Less accumulated depreciation and amortization             (3,455,669)   (3,385,942)
                                                             -------------  ------------

                                                                  465,734       504,377
                                                             -------------  ------------

Deferred tax asset, long-term                                     500,000       500,000
                                                             -------------  ------------

Total assets                                               $    6,602,705 $   6,700,011
                                                             =============  ============

           LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                       $      418,156 $     661,321
    Payroll and related liabilities                               609,763       678,514
    Other accrued liabilities                                     214,029       267,863
                                                             -------------  ------------

       Total current liabilities                                1,241,948     1,607,698
                                                             -------------  ------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value, authorized 2,500,000
       shares, Series A, Convertible, none issued                       -             -
    Common stock, $.01 par value, authorized 25,000,000
       shares, issued and outstanding 4,969,339 shares             49,693        49,550
    Additional paid-in capital                                  1,670,736     1,553,980
    Retained earnings since January 1, 1993
       (following quasi-reorganization)                         3,640,328     3,488,783
                                                             -------------  ------------

       Total stockholders' equity                               5,360,757     5,092,313
                                                             -------------  ------------

Total liabilities and stockholders' equity                 $    6,602,705 $   6,700,011
                                                             =============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                             TEKNOWLEDGE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                                       (Unaudited)
                                                 3 Months ended March 31,
                                                      1999         1998

Revenues                                        $ 2,790,644 $  3,069,930
                                                  ----------  -----------

Costs and expenses:
  Cost of revenues                                1,655,107    1,967,750
  General and administrative                        629,819      605,665
  Sales and marketing                               130,677      111,461 *
  Research and development                          148,676      182,195 *
                                                  ----------  -----------

   Total costs and expenses                       2,564,278    2,867,071
                                                  ----------  -----------

   Operating income                                 226,366      202,859

Interest income                                      26,209       24,148
                                                  ----------  -----------

Income before taxes                                 252,575      227,007
Provision for income taxes                          101,030        7,200
                                                  ----------  -----------

Net income and comprehensive income             $   151,545 $    219,807
                                                  ==========  ===========

Net income per share:

                     - Basic                    $      0.03 $       0.05
                                                  ==========  ===========

                     - Diluted                  $      0.03 $       0.04
                                                  ==========  ===========


Shares used in computing net income per share:

                     - Basic                      4,961,169    4,823,897
                                                  ==========  ===========

                     - Diluted                    5,919,681    5,644,692
                                                  ==========  ===========

* Amounts were reclassified to conform to current presentation.


The accompanying notes are an integral part of these consolidated financial statements.

                             TEKNOWLEDGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                (Unaudited)
                                                           3 Months Ended March 31,
                                                              1999           1998
Cash flows from operating activities:
  Net income                                            $   151,545   $    219,807
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                             92,958         75,141
   Noncash portion of income tax provision                   90,000              -
   Changes in assets and liabilities:
    Receivables                                            (429,554)       101,018
    Deposits and prepaid expenses                            12,617        (27,690)
    Accounts payable                                       (243,165)       (50,606)
    Accrued liabilities                                    (122,585)      (162,494)
                                                          ----------    -----------

   Net cash provided by (used for) operating activities    (448,184)       155,176
                                                          ----------    -----------

Cash flows from investing activities:
  Capitalization of software development costs               (2,415)             -
  Purchase of fixed assets                                  (31,084)       (79,638)
                                                          ----------    -----------

   Net cash used for investing activities                   (33,499)       (79,638)
                                                          ----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                     26,899         11,929
  Redemption of fractional shares from reverse stock split        -              -
                                                          ----------    -----------

   Net cash provided by financing activities                 26,899         11,929
                                                          ----------    -----------

Net increase (decrease) in cash and cash equivalents       (454,784)        87,467

Cash and cash equivalents at beginning of year            2,378,390      2,172,235
                                                          ----------    -----------

Cash and cash equivalents at end of year                $ 1,923,606   $  2,259,702
                                                          ==========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                             TEKNOWLEDGE CORPORATION
                    NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 1999


1.    Interim Statements

            The interim statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1998. In the opinion of management, these interim statements include all adjustments, consisting of normal, recurring adjustments, which are necessary for a fair presentation of results for such periods. The results of operations for any interim period presented herein are not necessarily indicative of results that may be achieved for the entire fiscal year ended December 31, 1999.

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

         Teknowledge Corporation (the "Company") is in the expanding Internet software and services business. Virtually all of Teknowledge's government and commercial projects involve processing application knowledge and distributing customer solutions over the Internet. The Company's strategy for the past few years has been to convert the software technology and skills gained in the government R&D business into commercial business. In 1998, the percentage of commercial revenues was 1%. In the first quarter of 1999 ("Q-1"), the percentage of commercial business increased to 5%. In addition, as government contract revenues declined in the first quarter, Teknowledge invested in training its staff to deliver commercial 3rd party products, and in software product development. The Company expects that this transition will take place incrementally as the new business builds customer references and momentum. The Company is implementing its strategy to move its primary revenue base from the defense R&D customer base to the rapid-growth commercial applications customer base. Teknowledge's talented technical staff, its dual-purpose software technology base, and the exploding commercial Internet market, makes this a viable and potentially rewarding transformation.

         Teknowledge's core competencies are in E-Commerce, web-based training, information assurance, situation assessment, and distributed systems engineering. These core competencies are complementary and inherently "dual-use." They help Teknowledge integrate its own proprietary software and third party products into a total systems solution for customers in industry or government. In Q-1, Teknowledge began selling a total systems solution to developing E-Commerce sites. The Teknowledge Information Assurance security team in Washington is providing the Check Point FireWall-1(TM) security expertise. The Web-based Training team is providing some of the recent upgrades to Teknowledge's Sales Associate(TM) product. The E-Commerce team supplied the IBM Net.Commerce(TM) E-commerce storefront expertise and the component systems integration work. This type of web-enabled application system supports the integration, processing, and systematic utilization of a customer's knowledge assets to achieve its strategic objectives. Teknowledge's business now depends on increasing its customer's quality, speed, and efficiency of operations on the Internet.

         The exponential increase in information flowing through the World Wide Web has placed a premium on the ability to apply knowledge to enhance the value of information. This trend leverages Teknowledge's expertise in knowledge processing. Knowledge has become the key enabler to providing informed sales advice on an E-Commerce web site, or the individualized lessons in Teknowledge's Courseware Factory project for Web-based training. In Q-1, several staff members had dual appointments in Web-based training and E-Commerce. These two groups began building a common software component that can be used by web servers. Unlike the stand-alone expert system, Internet-based knowledge systems enable new relationships between people and computers in capturing, refining, distributing, and applying knowledge to solve business application problems. Knowledge that was once held only by people can now be processed consistently by a computer and distributed via a web server to millions of customers 7 days a week, 24 hours a day. This type of "activated" knowledge can also be used by Teknowledge's other groups, to assess situations rapidly in a crisis, defend web sites from attack, or ensure the distribution of messages to the right people at the right time.

         In Q-1, Teknowledge continued to invest in its own Sales Associate(TM) software that acts as an electronic sales agent for selling products on Internet E-Commerce web sites. In order to facilitate the opportunity to install Sales Associate(TM) on major web sites, Teknowledge has also invested in the capability to provide total customer solutions for E-Commerce web sites. This includes E-Commerce strategy, web design, storefront server, firewall, and database delivery. Teknowledge has become a Premier Provider for IBM's E-Commerce web-site storefront product called Net.Commerce(TM), and a value-added reseller of Check Point's security Firewall-1(TM) product. In Q-1, Teknowledge became a Microsoft Certified Solution Provider, which enables a closer coupling to the NT versus the UNIX platform for component application solutions. Teknowledge's customer base is expected to change significantly as

E-Commerce related investment and customer solution capabilities increase over the coming years.

         Teknowledge has sustained its business for seventeen years. It has reported nineteen consecutive profitable quarters. The Company maintains an aggressive intellectual property program and defends its eight key U.S. software patents vigorously. Teknowledge provides a challenging and collaborative technical environment with many employee rewards. These rewards include advanced education and training, incentive stock options, performance bonuses, competitive salary, and an attractive benefits program. Teknowledge is headquartered in Palo Alto, California with offices in Fairfax, Orlando, and San Diego. The Company's stock is traded on the NASDAQ SmallCap Market under the symbol TEKC. Teknowledge was incorporated on July 8, 1981 under the laws of the State of Delaware.

Results of Operations

Revenues

         Revenues for the three months ended March 31, 1999 were $2,790,644, a decrease of 9% from $3,069,930 for the comparable period in 1998. Revenues in the first quarter of 1999 were affected by two factors that contributed to lower than expected revenues: 1) the overall demand for some government services declined as a result of government-initiated cutbacks in the latter part of 1998, and 2) the Company diverted some of its technical employees to non-revenue producing functions, such as, Sales Associate(TM) software development and 3rd party VAR product training, in anticipation of an increase in demand for commercial services in the future. Approximately 95% of the revenues earned in the first quarter of 1999 were attributed to contracts with agencies of the Federal Government, and the remaining 5% of revenues were commercial. While commercial revenues were relatively small, they have increased approximately five-fold since 1998, when commercial revenues were approximately 1% of total revenues. The Company began work in March 1999 to develop a secured commercial Internet web site for a financial service provider. The first phase of this project is to be completed in June 1999, with the target date for public release expected sometime around September 1999. This type of project is an example of a new source of revenue for the Company. It is part of the strategy to produce total solutions for E-Commerce web sites using a combination of 3rd party web site and security products as well as Teknowledge's own software, such as Sales Associate (TM).

Costs and Expenses

      Cost of revenues was $1,655,107 for the three months ended March 31, 1999, a 16% decrease from the comparable period in 1998. The cost of labor on government contracts declined in relation to the reduced rate of production. This was partially offset by an 8% increase in billable subcontractor and consultant costs. Subcontractor and consultant costs were $624,372 for the first quarter ended March 31, 1999, compared to $580,413 in the same quarter last year. Cost of revenues as a percentage of total revenues represented 59% for the three months ended March 31, 1999; a 5% decrease from the three months ended March 31, 1998.

      General and administrative costs for the three months ended March 31, 1999 were $629,819, a 4% increase over the first quarter in 1998. General and administrative costs for the three months ended March 31, 1999 were 23% of total revenues, versus 20% for the first quarter last year.

      Sales and marketing costs for the three months ended March 31, 1999 increased to $130,677, or 17% from the comparable period in 1998, primarily due to increased telemarketing efforts. Sales and marketing costs were 5% and 4% of total revenues for the first quarter in 1999 and 1998, respectively.

      Research and development ("R&D") costs for the three months ended March 31, 1999 were $148,676, an 18% decrease from the comparable period in 1998. The three-month decrease resulted from a migration of R&D work to billable contract work, both commercial and government. R&D costs were 6% of revenues for both the three months ended March 31, 1999 and 1998. These figures did not include primary R&D conducted under contract for our customers and also did not include software development costs that were capitalized during the period.

      Interest income was $26,209 and $24,148 for the three months ended March 31, 1999 and 1998, respectively.

      Income before taxes for the three months ended March 31, 1999 was $252,575, which represented an 11% increase over the comparable period in 1998, of $227,007. The increase was directly attributable to the expansion of the E-Commerce business and revenue in the first quarter of 1999. Income before taxes represented 9% and 7% of revenues, for the three months ended March 31, 1999 and 1998, respectively.

      The Company has utilized essentially all tax losses generated subsequent to the date of the quasi-reorganization, which were reflected as a reduction to the effective tax rate and provision for income taxes, up to December 31, 1998. Commencing 1999, realization of tax benefits existing at the date of the quasi-reorganization is recorded as an adjustment to additional paid-in-capital. Accordingly, the Company has increased its effective tax rate and provision for income taxes for the first quarter of 1999. However, even with the increase in its effective tax rate for book purposes, the Company will continue to realize full cash savings from its extensive tax loss benefits existing at the date of the quasi-reorganization. In short, the Company will begin to report increased tax expenses, but will not actually pay such taxes, and there will be no effect on the Company's cash resulting from the reported increases.

      Net income for the three months ended March 31, 1999 was $151,545, or $.03 per diluted share, versus $219,807, or $.04 per diluted share, for the same period in 1998. Net income represented 5% and 7% of revenues, for the three months ended March 31, 1999 and 1998, respectively. Due to the aforementioned increase in the Company's provision for income taxes, net income for the first quarter of 1999 was reduced by approximately $100K from the comparable period in 1998.

Bookings and Backlog

      At March 31, 1999, the expected multi-year contract commitments (order backlog) from government customers were approximately $17 million, which consisted of (i) new orders for which work has not yet begun and (ii) revenue remaining to be recognized on work in progress. Approximately 63% of the backlog consist of programs that are awarded but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The Company's order backlog at December 31, 1998 was approximately $15 million.

Liquidity and Capital Resources

      As of March 31, 1998, unused sources of liquidity consisted of $1,923,606 in cash and cash equivalents, a decrease of $454,784 from December 31, 1998. The decrease consisted of $448,184 used by operating activities mostly in the form of increase in unbilled receivables, $33,499 used for investing in capital software development and fixed assets, offset by $26,899 provided by issuance of common stock related to stock option programs. Unbilled receivables increased as a result of a positive difference between the annualized booked and billed overhead rates, which is typical at the early part of the year when estimates dominate overhead rate calculations. The Company anticipates recovering the related unbilled amounts in the near term, pending approval of a rate increase from the government.

      The Company believes that the present level of cash and cash equivalents is adequate to service the liquidity needs of the Company in the next twelve months. The Company relies principally on the collection of receivables to generate internal cash reserves.

      The Company has an unsecured line of credit from a financial institution in the amount of $2,000,000. The Company may borrow up to the lower of 60% of the receivable base or $2,000,000, at a rate of one percent over prime. The line is subject to certain covenants and maintenance requirements and expires in June 1999. The Company has not utilized the credit line through March 31, 1999.

      Management believes the Company will be able to operate in the next twelve months without additional financing, whether in the form of borrowings or equity capital. Future growth might require additional financing.


Year 2000

      The Company is aware of and is addressing the issues associated with the programming code in existing computer systems as the millennium ("year 2000" or "Y2K") approaches. The key issue is whether computer systems will treat date-sensitive information correctly when the year changes to 2000. The consequences of this issue may include system failures and business process interruption.

      Although most of the hardware and software currently in use at the Company is relatively new and expected to be Y2K compliant, the issue can affect the Company's internal systems, including information technology (IT) and non-IT systems. The Company has begun its assessment of the readiness of its systems for handling Y2K, by inventorying and analyzing its centralized computer and embedded systems to identify any potential issues. Although the assessment is still underway, management believes that no significant remediation efforts and compliance expenses inside the Company are necessary. The Company expects to substantially complete the remaining assessment and remediation, if any, of its internal systems, as well as to develop contingency plans for certain internal systems, by mid-1999. However, if implementation of remediation plans is delayed, if significant new non-compliance issues are identified, or if contingency plans fail, the Company's results of operations or financial condition could be materially adversely affected.

      Almost all of the Company's revenues are currently generated from government R&D service contracts, the deliverable of which is sometimes a software prototype. Under some of the contracts, the government requires from the Company a Y2K warranty within the contracts, which generally guarantees all software delivered under government contracts to be able to process date-sensitive information beyond Y2K accurately, to the extent other third party elements used in combination are Y2K compliant. In the case of noncompliance discovered and communicated to the Company within a prescribed timeframe, usually 90 days from acceptance of an item, remedies in the form of repair or replacement will be made available. The Company is exposed only on ongoing government contracts, and believes that software developed under them is Y2K compliant.

      The Company is currently addressing its exposure related to significant third parties. Key suppliers and vendors are being identified and contacted to determine if their operations and/or the products and services they provide to the Company are Y2K compliant. The Company believes its financial reporting systems are compliant. The Company plans to replace its telephone system and upgrade its internal security system, if required, before year-end. The Department of Defense ("DoD") is confident that payments to its contractors, among others, will continue uninterrupted in January 2000. The DoD payment systems are Y2K compliant and are targeted to be on Y2K compliant platforms by the end of May 1999. Since the majority of DoD payments are made by electronic funds transfer, systems will be tested with the Federal Reserve System and several financial institutions in the June-July 1999 time period. The Company intends to continue working directly with other material third parties to avoid any business interruptions in Y2K. Where practicable, the Company will attempt to mitigate its risks with respect to the failure of other key third parties to be Y2K ready, including developing contingency plans. However, such failures, including failures of any contingency plans, remain a possibility and could have a materially adverse impact on the Company's results of operations or financial condition.

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

Forward-Looking Statements

      Forward looking statements made in this section relate to the realizability of backlog, competition for new government contracts, mix of revenues between government and commercial, development of commercial products and VAR services, deferred tax assets, year 2000 issues, future growth and additional financing. All forward looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward looking statements contained herein as a result of competition, agency funding limitations, other factors relating to government contracting, ability to attract and retain technical and management personnel, commercial opportunities, and other factors set forth under "Risks and Uncertainties" above and the section entitled "Certain Factors Which May Affect Future Results of Operations and/or Stock Price" in the Company's Form 10-KSB.

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

     3.2     Amended and Restated Bylaws of Teknowledge Corporation (4)

     3.3 Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock (2)

     4.1 Rights Agreement dated January 29, 1996 between the Company and Registrar and Transfer Company as Rights Agent (2)

    10.1 Change of Control Agreement, dated November 21, 1994, between Teknowledge Corporation and Frederick Hayes-Roth and Neil Jacobstein (1)

    10.2     Teknowledge Corporation 1998 Stock Option Plan (3)

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

   (3) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB, for the quarter ended June 30, 1998.

   (4) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1998.

(b) The registrant did not file a report on Form 8-K during the quarter ended March 31, 1999.

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



                                               TEKNOWLEDGE CORPORATION
                                               -----------------------
                                                     (Registrant)




/s/ Frederick Hayes-Roth      Chairman of the Board         May 17, 1999
------------------------      of Directors and Chief
Frederick Hayes-Roth          Executive Officer
                              (Principal Executive
                              Officer)



/s/ Neil A. Jacobstein        President and Chief           May 17, 1999
------------------------      Operating Officer
Neil A. Jacobstein



/s/ Dennis A. Bugbee          Director of Finance,          May 17, 1999
------------------------      Treasurer and Secretary
Dennis A. Bugbee              (Principal Financial and
                              Accounting Officer)