Form 10QSB
period 1999-06-30
TEKNOWLEDGE CORP
filed 1999-08-16
CIK 716214

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 1999

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
Yes [ ] No [X]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

               Class                      Outstanding at July 14, 1999
    ----------------------------          -------------------------------
    Common Stock, $.01 par value                4,949,187 Shares

                                TABLE OF CONTENTS



                                                                        Page No.

               PART I.   FINANCIAL INFORMATION

Item 1.        Financial Statements


               Consolidated Balance Sheets as of June 30, 1999
               and December 31, 1998......................................   3

               Consolidated Statements of Operations and Comprehensive
               Income for the three months and six months ended
               June 30, 1999 and 1998.....................................   4

               Consolidated Statements of Cash Flows for the six months
               ended June 30, 1999 and 1998...............................   5

               Notes to Unaudited Consolidated Financial Statements.......   6

Item 2.        Management's Discussion and Analysis of Financial Condition
               and Results of Operations. ................................   7


               PART II.  OTHER INFORMATION

Item 4.        Submission of Matters to a Vote of Security Holders........  12

Item 6.        Exhibits and Reports on Form 8-K...........................  12

Signatures................................................................  14

                             PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------

Item 1. FINANCIAL STATEMENTS

                             TEKNOWLEDGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS
                                   (Unaudited)

                                                               June 30,     December 31,
                                                                 1999          1998
                                                             -------------  ------------
Current assets:

    Cash and cash equivalents                              $    2,777,051 $   2,378,390
                                                             -------------  ------------
    Receivables:
       Customer - billed, net of allowance of $10,000           1,640,005     2,471,242
       Customer - unbilled                                        759,666        62,541
                                                             -------------  ------------
           Total receivables                                    2,399,671     2,533,783
                                                             -------------  ------------
    Deferred tax asset, short-term                                400,000       400,000
    Deposits and prepaid expenses                                 110,066       116,255
                                                             -------------  ------------
       Total current assets                                     5,686,788     5,428,428
                                                             -------------  ------------
Capitalized software development costs, net of accumulated
    amortization of $58,024 and $11,562, respectively             273,587       267,206
                                                             -------------  ------------
Fixed assets, at cost
    Computer and other equipment                                2,978,755     2,939,274
    Furniture and fixtures                                        112,647       112,647
    Leasehold improvements                                        838,398       838,398
                                                             -------------  ------------
                                                                3,929,800     3,890,319
    Less accumulated depreciation and amortization             (3,525,572)   (3,385,942)
                                                             -------------  ------------
                                                                  404,228       504,377
                                                             -------------  ------------
Deferred tax asset, long-term                                     500,000       500,000
                                                             -------------  ------------
Total assets                                               $    6,864,603 $   6,700,011
                                                             =============  ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                       $      649,165 $     661,321
    Payroll and related liabilities                               588,798       678,514
    Other accrued liabilities                                      91,265       267,863
                                                             -------------  ------------
       Total current liabilities                                1,329,228     1,607,698
                                                             -------------  ------------
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value, authorized 2,500,000
       shares, Series A, Convertible, none issued                       -             -
    Common stock, $.01 par value, authorized 25,000,000
       shares, issued and outstanding 4,945,937 shares             49,882        49,550
    Additional paid-in capital                                  1,798,545     1,553,980
    Retained earnings since January 1, 1993
       (following quasi-reorganization)                         3,778,907     3,488,783
    Treasury stock, 20,870 and 0 shares at June 30, 1999
        and December 31, 1998, respectively                       (91,959)            -
                                                             -------------  ------------
       Total stockholders' equity                               5,535,375     5,092,313
                                                             -------------  ------------
Total liabilities and stockholders' equity                 $    6,864,603 $   6,700,011
                                                             =============  ============

The accompanying notes are an integral part of these consolidated financial statements.

                             TEKNOWLEDGE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                                                            (Unaudited)
                                                        3 Months Ended June 30,             6 Months Ended June 30,
                                                         1999              1998              1999              1998

Revenues                                     $       2,776,623 $       3,080,854 $       5,567,267 $       6,150,784
                                               ----------------  ----------------  ----------------  ----------------

Costs and expenses:
   Cost of revenues                                  1,661,290         1,982,868 *       3,316,397         3,950,618 *
   General and administrative                          656,158           559,685         1,285,977         1,165,350
   Sales and marketing                                 136,819           284,606 *         267,496           396,067 *
   Research and development                            118,282           103,907 *         266,958           286,102 *
                                               ----------------  ----------------  ----------------  ----------------
    Total costs and expenses                         2,572,549         2,931,066         5,136,828         5,798,137
                                               ----------------  ----------------  ----------------  ----------------
    Operating income                                   204,074           149,788           430,439           352,647

Interest income                                         26,891            21,341            53,100            45,489
                                               ----------------  ----------------  ----------------  ----------------
Income before tax                                      230,965           171,129           483,539           398,136
Provision (benefit) for income tax                      92,385           (14,452)          193,415            (7,252)
                                               ----------------  ----------------  ----------------  ----------------
Net income                                   $         138,580 $         185,581 $         290,124 $         405,388
                                               ================  ================  ================  ================
Net income per share:
                      - Basic                $            0.03 $            0.04 $            0.06 $            0.08
                                               ================  ================  ================  ================
                      - Diluted              $            0.02 $            0.03 $            0.05 $            0.07
                                               ================  ================  ================  ================
Shares used in computing
   net income per share:

                      - Basic                        4,975,963         4,869,514         4,968,566         4,846,706
                                               ================  ================  ================  ================
                      - Diluted                      5,888,550         5,812,332         5,904,116         5,728,512
                                               ================  ================  ================  ================


* Amounts were reclassified to conform to current presentation.

              The accompanying notes are an integral part of these consolidated financial statements.

                             TEKNOWLEDGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                (Unaudited)
                                                           6 Months Ended June 30,
                                                               1999           1998
Cash flows from operating activities:
  Net income                                            $   290,124   $    405,388
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                            186,092        150,913
   Noncash portion of income tax provision                   93,104              -
   Changes in assets and liabilities:
    Receivables                                             134,112       (433,795)
    Deposits and prepaid expenses                             6,189         (6,363)
    Accounts payable                                        (12,156)      (136,561)
    Accrued liabilities                                    (266,315)      (158,032)
                                                          ----------    -----------
   Net cash provided by (used for) operating activities     431,150       (178,450)
                                                          ----------    -----------

Cash flows from investing activities:
  Capitalization of software development costs              (52,842)             -
  Purchase of fixed assets                                  (39,481)      (154,077)
                                                          ----------    -----------
   Net cash used for investing activities                   (92,323)      (154,077)
                                                          ----------    -----------

Cash flows from financing activities:
  Proceeds from issuance of common stock                    151,793         52,773
  Repurchase of common stock                                (91,959)             -
                                                          ----------    -----------
   Net cash provided by financing activities                 59,835         52,773
                                                          ----------    -----------

Net increase (decrease) in cash and cash equivalents        398,661       (279,754)

Cash and cash equivalents at beginning of period          2,378,390      2,172,235
                                                          ----------    -----------
Cash and cash equivalents at end of period              $ 2,777,051   $  1,892,481
                                                          ==========    ===========


The accompanying notes are an integral part of these consolidated financial statements.

                             TEKNOWLEDGE CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                  June 30, 1999


1.       Interim Statements

                  The unaudited consolidated financial statements included herein have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1998. In the opinion of management, these interim statements include all adjustments, consisting of normal, recurring adjustments, which are necessary for a fair presentation of results for such periods. The results of operations for any interim period presented herein are not necessarily indicative of results that may be achieved for the entire fiscal year ended December 31, 1999.

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

4.       Repurchase of Common Stock

                  On December 16, 1998, the Company has adopted a program to repurchase up to 300,000 shares of the Company's common stock in the open market or in private during the twelve-month period ending December 15, 1999 at prevailing prices. Repurchases will be made periodically at management discretion using the Company's own cash reserves. As of June 30, 1999, the Company has used $91,959 to repurchase 20,870 shares of the Company's common stock at an average price of $4.41 a share. Shares repurchased may be reissued to employees pursuant to the Company's stock option plans, or for other corporate purposes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

         Teknowledge Corporation (the "Company") is increasing its focus on the expanding Internet software and services business. Virtually all of Teknowledge's government and commercial projects involve processing application knowledge and distributing customer solutions over the Internet. The Company is implementing its strategy to move its primary customer base from defense R&D to rapid-growth commercial applications. In 1998, the percentage of commercial revenues was 1%. For the six months ended June 30, 1999, the percentage of commercial business was 4%, and we expect that percentage to grow substantially. Teknowledge has been investing in software product development and in training its staff to deliver commercial 3rd party products. The Company is in the process of converting the software technology and skills gained in the government R&D business into commercial business. Teknowledge is investing actively in methods to deploy its technology base directly, in web-based services. Teknowledge's talented technical staff, its dual-purpose software technology base, and the exploding E-Commerce marketmake this a viable strategy with large potential.

         Teknowledge's core competencies are in E-Commerce, web-based training, information assurance, situation assessment, and distributed systems engineering. These core competencies are complementary and inherently "dual-use." They help Teknowledge integrate its own proprietary software and third party products into a total system solution for customers in industry or government. In the second quarter of 1999, Teknowledge began delivering a total system solution to developing E-Commerce sites. The Teknowledge Information Assurance security team in Washington provided the Check Point FireWall-1(TM) security expertise. The Web-based Training team provided some of the recent upgrades to Teknowledge's Sales Associate(TM) product. The E-Commerce team supplied the IBM Net.Commerce(TM) E-commerce storefront expertise and the component systems integration work. This type of web-enabled application system supports the integration, processing, and systematic utilization of a customer's knowledge assets to achieve its operational objectives. Teknowledge's business now focuses on increasing its customer's quality, speed, and efficiency of operations on the Internet.

         The exponential increase in information flowing through the World Wide Web has placed a premium on the ability to apply knowledge to enhance the value of information. This trend leverages Teknowledge's expertise in knowledge processing. Knowledge has become the key enabler to providing informed sales advice on an E-Commerce web site as well as providing the individualized lessons in Teknowledge's Courseware Factory project for Web-based training. This year several staff members began dual assignments in Web-based training and E-Commerce. These two groups began building a knowledge processing component that can be used by web servers. Unlike the stand-alone expert system, Internet-based knowledge systems enable new relationships between people and computers in capturing, refining, distributing, and applying knowledge to solve business application problems. Knowledge that was once held only by people can now be processed consistently by a computer and distributed via a web server to millions of customers 7 days a week, 24 hours a day. This type of "activated" knowledge can also be used by Teknowledge's other groups, for example, to assess situations rapidly in a crisis, defend web sites from attack, or ensure the distribution of messages to the right people at the right time.

         In the first half of 1999, Teknowledge continued to invest in its own Sales Associate(TM) software that acts as an electronic sales agent for selling products on Internet E-Commerce web sites. In order to facilitate the opportunity to install Sales Associate(TM) on major web sites, Teknowledge has also invested in the capability to provide total customer solutions for E-Commerce web sites. This includes E-Commerce strategy, web design, storefront server, firewall, and database delivery. Teknowledge has become a Premier
Provider for IBM's E-Commerce web-site storefront product called Net.Commerce(TM), and a value-added reseller of Check Point's security Firewall-1(TM) product. Teknowledge is now a Microsoft Certified Solution Provider, which enables a closer coupling to the Microsoft NT platform for component application solutions rather than being tied to Unix. Teknowledge's customer base is expected to change significantly as E-Commerce related investment and customer solution capabilities increase over the coming years.

         Teknowledge has sustained its business for eighteen years. It has reported twenty consecutive profitable quarters. The Company maintains an aggressive intellectual property program and is defending actively its eight key U.S. software patents. Teknowledge provides a challenging and collaborative technical environment with many employee rewards. These rewards include advanced education and training, incentive stock options, performance bonuses, competitive salary, and an attractive benefits program. Teknowledge is headquartered in Palo Alto, California with offices in Fairfax, Orlando, and San Diego. The Company's stock is traded on the NASDAQ SmallCap Market under the symbol TEKC. Teknowledge was incorporated on July 8, 1981 under the laws of the State of Delaware.

Results of Operations

Revenues

         Revenues for the three months and six months ended June 30, 1999 were $2,776,623 and $5,567,267, respectively, a decrease of 10% and 9% from $3,080,854 and $6,150,784 for the comparable periods in 1998. Revenues in the first six months of 1999 were affected by two factors that contributed to lower than expected revenues: 1) the overall demand for some government services declined as a result of government-initiated cutbacks in the latter part of 1998, and 2) the Company diverted some of its technical employees to non-revenue producing functions, such as, Sales Associate(TM) software development and 3rd party VAR product training, in anticipation of an increase in demand for commercial services. Approximately 96% of the revenues earned in the first six months of 1999 were attributed to contracts with agencies of the Federal Government, and the remaining 4% of revenues were commercial. While commercial revenues were relatively small, they have increased approximately four-fold since 1998, when commercial revenues were approximately 1% of total revenues.

Costs and Expenses

         Cost of revenues were $1,661,290 and $3,316,397 for the three months and six months ended June 30, 1999, a 16% decrease from each of the comparable periods in 1998. The cost of labor on government contracts declined in relation to the reduced rate of production. This was partially offset by an 18% and 13% increase in billable subcontractor and consultant costs. Subcontractor and consultant costs were $686,714 and $1,311,086 for the three months and six months ended June 30, 1999, compared to $582,928 and $1,163,341 in the same periods last year. Cost of revenues as a percentage of total revenues represented 60% each for the three months and six months ended June 30, 1999; compared to 64% for each of the comparable periods in 1998.

         General and administrative costs for the three months and six months ended June 30, 1999 were $656,158 and $1,285,977, a 17% and 10% increase over the same periods in 1998. The increase was mostly due to escalation of office rents and insurance costs. General and administrative costs for the three months and six months ended June 30, 1999 were 24% and 23% of total revenues, versus 18% and 19% for the same periods last year. Because general and administrative costs are largely fixed in nature, they decline more slowly over time, thereby accounting for a larger proportion of total costs during a period in which overall revenues declined.

         Sales and marketing costs for the three months and six months ended June 30, 1999 decreased to $136,819 and $267,496, or 52% and 32% from the comparable periods in 1998. Sales and marketing costs were 5% each of total revenues for the three months and six months ended June 30, 1999; and 9% and 6% for the comparable periods in 1998, respectively.

         Research and development ("R&D") costs for the three months and six months ended June 30, 1999 were $118,282 and $266,958, a 14% increase and 7% decrease from the comparable periods in 1998. R&D costs were 4% of revenues for the three months and 5% of revenues for six months ended June 30, 1999 and 3% and 5% for the comparable periods in 1998. These figures are reported net of direct R&D expenditures conducted under the NIST ATP contract that were reimbursed by the customer. In 1999, the Company received $362,394 from NIST that the company used to offset R&D costs. There were no comparable offsets in 1998.

         Interest income was $26,891 and $53,100 for the three months and six months ended June 30, 1999; and $21,341 and $45,489 for the comparable periods in 1998, respectively.

         Income before taxes for the three months and six months ended June 30, 1999 were $230,965 and $483,539, respectively, which represented an 35% and 21% increase from $171,129 and $398,136 for the comparable periods in 1998. Income before taxes represented 8% and 9% of revenues for the three months and six months ended June 30, 1999; and 6% each for the comparable periods in 1998, respectively.

         The Company has utilized essentially all tax losses generated subsequent to the date of the quasi-reorganization, which were reflected as a reduction to the effective tax rate and provision for income taxes, up to December 31, 1998. Commencing 1999, realization of tax benefits existing at the date of the quasi-reorganization is recorded as an adjustment to additional paid-in-capital. Accordingly, the Company has increased its effective tax rate and provision for income taxes since the first quarter of 1999. However, even with the increase in its effective tax rate for book purposes, the Company will continue to realize full cash savings from its extensive tax loss benefits existing at the date of the quasi-reorganization. In short, the Company will begin to report increased tax expenses, but will not actually pay such taxes, and there will be no effect on the Company's cash resulting from the reported increases.

         Net income for the three months and six months ended June 30, 1999 were $138,580 and $290,124, or $.02 and $.05 per diluted share, versus $185,581 and
$405,388, or $.03 and $.07 per diluted share, for the same periods in 1998. Net income represented 5% of revenues, for the three months and six months ended June 30, 1999; and 6% and 7% for the comparable periods in 1998, respectively.

Bookings and Backlog

         At June 30, 1999, the expected multi-year contract commitments (order backlog) from government customers were approximately $16 million, which consisted of (i) new orders for which work has not yet begun and (ii) revenue remaining to be recognized on work in progress. Approximately 73% of the backlog consist of programs that are awarded but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The Company's order backlog at December 31, 1998 was approximately $15 million.

Liquidity and Capital Resources

         As of June 30, 1999, unused sources of liquidity consisted of $2,777,051 in cash and cash equivalents, an increase of $398,661 from December 31, 1998. The increase consisted of $431,150 provided by operating activities mostly in the form of receivable collections, $151,793 provided by issuance of common stock related to employee option exercises, offset by $92,323 used for investing in capital software development and fixed assets, and $91,959 used to repurchase 20,870 shares of the Company's Common Stock at an average price of $4.41 a share.

         The Company believes that the present level of cash and cash equivalents is adequate to service the liquidity needs of the Company in the next twelve months. The Company relies principally on the collection of receivables to generate internal cash reserves.

         The Company has an unsecured line of credit from a financial institution in the amount of $2,000,000. The Company may borrow up to the lower of 60% of the receivable base or $2,000,000, at a rate of one percent over prime. The line is subject to certain covenants and maintenance requirements and expires in June 2000. The Company has not utilized the credit line through June 30, 1999.

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

         Although most of the hardware and software currently in use at the Company is relatively new and expected to be Y2K compliant, the issue can affect the Company's internal systems, including information technology (IT) and non-IT systems. The Company has begun its assessment of the readiness of its systems for handling Y2K, by inventorying and analyzing its centralized computer and embedded systems to identify any potential issues. Although the assessment is still underway, management believes that no significant remediation efforts and compliance expenses inside the Company are necessary. The Company expects to substantially complete the remaining assessment and remediation, if any, of its internal systems, as well as to develop contingency plans for certain internal systems, by September 1999. However, if implementation of remediation plans is delayed, if significant new non-compliance issues are identified, or if contingency plans fail, the Company's results of operations or financial condition could be materially adversely affected.

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

         The Company is currently addressing its exposure related to significant third parties. Key suppliers and vendors are being identified and contacted to determine if their operations and/or the products and services they provide to the Company are Y2K compliant. The Company believes its financial reporting systems are compliant. The Company plans to upgrade its internal security system, if required, before year-end. The Department of Defense ("DoD") is confident that payments to its contractors, among others, will continue uninterrupted in January 2000. The majority of the Company's DoD payments are made by electronic funds transfer. These systems were tested successfully with the Federal Reserve System and several financial institutions in the June-July 1999 time period. The Company intends to continue working directly with other material third parties to avoid any business interruptions in Y2K. Where practicable, the Company will attempt to mitigate its risks with respect to the failure of other key third parties to be Y2K ready, including developing contingency plans. However, such failures, including failures of any contingency plans, remain a possibility and could have a materially adverse impact on the Company's results of operations or financial condition.

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

The Company's revenues, costs and earnings on government contracts are determined based on estimated overhead rates derived from forecasted annual costs. The Company's actual experience with fluctuations in the workforce, billable efficiency, and costs may vary from original estimates and necessitate periodic adjustments to the overhead rates until the actual costs have been tabulated and year closed-out. Such adjustments are made on a cumulative basis whereby the resulting revenue and income effects are recognized in the period of the adjustment.

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

Forward-Looking Statements

         Forward-looking statements made in this section relate to the realizability of backlog, competition for government contracts, mix of revenues between government and commercial, development of commercial products and VAR services, the Internet, deferred tax assets, year 2000 issues, and future growth and additional financing. All forward-looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward-looking statements contained herein as a result of competition, agency funding limitations, other factors relating to government contracting, ability to attract and retain technical and management personnel, commercial opportunities, and other factors set forth under "Risks and Uncertainties" above and the section entitled "Certain Factors Which May Affect Future Results of Operations and/or Stock Price" in the Company's Form 10-KSB.

                           PART II. OTHER INFORMATION

--------------------------------------------------------------------------------

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The annual meeting of stockholders was held on June 17, 1999.

         A proposal to elect two directors of the Company to serve for a three-year term was approved by stockholders. This proposal received the following votes:

                                                          For           Withheld
              Neil A. Jacobstein                       4,156,581         127,700
              William G. Roth                          4,136,413         147,868

         The following directors continue:

              Dr. Larry E. Druffel
              Dr. Frederick Hayes-Roth
              Gen. Robert T. Marsh (ret.)
              James C. Workman

         A second proposal to ratify Arthur Andersen LLP as the Company's independent public accounts for the fiscal year ending December 31, 1999 was approved by stockholders. This proposal received the following votes:

              For              Against           Abstain
              4,270,507        7,397             6,377

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

        3.1 Amended and Restated Certificate of Incorporation of Teknowledge Corporation (4)

        3.2        Amended and Restated Bylaws of Teknowledge Corporation (4)

        3.3 Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock (2)

        4.1 Rights Agreement dated January 29, 1996 between the Company and Registrar and Transfer Company as Rights Agent (2)

       10.1 Stock Option Agreement between the Company and Frederick Hayes-Roth, dated November 29, 1993.

       10.2        Stock   Option   Agreement   between  the  Company  and  Neil
                   Jacobstein, dated November 29, 1993.

Exhibit No.                Description

       10.3 Stock Option Agreement between the Company and Frederick Hayes-Roth, dated April 1, 1994.

       10.4        Stock   Option   Agreement   between  the  Company  and  Neil
                   Jacobstein, dated April 1, 1994.

       10.5 Change of Control Agreement, dated November 21, 1994, between the Company and Frederick Hayes-Roth and Neil Jacobstein (1)

       10.6 Stock Option Agreement between the Company and Frederick Hayes-Roth, dated March 30, 1995.

       10.7 Stock Option Agreement between the Company and Neil Jacobstein, dated March 30, 1995.

       10.8        Teknowledge Corporation 1998 Stock Option Plan (3)

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

(b) The registrant did not file a report on Form 8-K during the quarter ended June 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                         TEKNOWLEDGE CORPORATION
                                                               (Registrant)




/s/ Frederick Hayes-Roth      Chairman of the Board         August 13, 1999
------------------------      of Directors and Chief
Frederick Hayes-Roth          Executive Officer
                              (Principal Executive
                              Officer)



/s/ Neil A. Jacobstein        President and Chief           August 13, 1999
------------------------      Operating Officer
Neil A. Jacobstein



/s/ Dennis A. Bugbee          Director of Finance,          August 13, 1999
------------------------      Treasurer and Secretary
Dennis A. Bugbee              (Principal Financial and
                              Accounting Officer)