Form 10QSB
period 1999-09-30
TEKNOWLEDGE CORP
filed 1999-11-15
CIK 716214

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 1999

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

                     Class                      Outstanding at November 1, 1999
    Common Stock, $.01 par value                        5,263,367 Shares



                                TABLE OF CONTENTS



                                                                                                          Page No.

         PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of September 30, 1999 and December 31, 1998               3

                  Consolidated Statements of Operations and Comprehensive Income
                  for the three months and nine months ended September 30, 1999 and 1998                   4

                  Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 1999 and 1998                                                              5

                  Notes to Unaudited Consolidated Financial Statements                                     6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                            7

         PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                                       12

Item 6.           Exhibits and Reports on Form 8-K                                                        12

Signatures                                                                                                14


                                       3


                                 PART I. FINANCIAL INFORMATION

------------------------------------------------------------------------------------------------

Item 1. FINANCIAL STATEMENTS

                             TEKNOWLEDGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                             ASSETS
                                                                     (Unaudited)
                                                                    September 30,   December 31,
                                                                        1999           1998
                                                                    --------------  ------------
Current assets:

    Cash and cash equivalents                                     $     2,852,051 $   2,378,390
                                                                    --------------  ------------
    Receivables:
       Customer - billed, net of allowance of $10,000                   1,045,177     2,471,242
       Customer - unbilled                                              1,463,933        62,541
                                                                    --------------  ------------
           Total receivables                                            2,509,110     2,533,783
                                                                    --------------  ------------

    Deferred tax asset, short-term                                        400,000       400,000
    Deposits and prepaid expenses                                         130,525       116,255
                                                                    --------------  ------------
       Total current assets                                             5,891,686     5,428,428
                                                                    --------------  ------------

Capitalized software development costs, net of accumulated
    amortization of $81,255 and $11,562, respectively                     344,412       267,206
                                                                    --------------  ------------

Fixed assets, at cost
    Computer and other equipment                                        3,008,995     2,939,274
    Furniture and fixtures                                                112,647       112,647
    Leasehold improvements                                                838,398       838,398
                                                                    --------------  ------------
                                                                        3,960,040     3,890,319
    Less accumulated depreciation and amortization                     (3,587,765)   (3,385,942)
                                                                    --------------  ------------
                                                                          372,275       504,377
                                                                    --------------  ------------
Deferred tax asset, long-term                                             500,000       500,000
                                                                    --------------  ------------

Total assets                                                      $     7,108,373 $   6,700,011
                                                                    ==============  ============

              LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                              $       692,725 $     661,321
    Payroll and related liabilities                                       732,628       678,514
    Other accrued liabilities                                             118,099       267,863
                                                                    --------------  ------------
       Total current liabilities                                        1,543,452     1,607,698
                                                                    --------------  ------------

Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value, authorized 2,500,000 shares,
       Series A, Convertible, none issued                                       -             -
    Common stock, $.01 par value, authorized 25,000,000 shares, issued 5,318,262 and outstanding 5,261,192 shares at
       September 30, 1999, issued and outstanding 4,954,954 shares
       at December 31, 1998                                                53,183        49,550
    Additional paid-in capital                                          1,922,075     1,553,980
    Retained earnings since January 1, 1993
       (following quasi-reorganization)                                 3,830,997     3,488,783
    Less: Treasury stock at cost                                         (241,334)            -
                                                                    --------------  ------------
       Total stockholders' equity                                       5,564,921     5,092,313
                                                                    --------------  ------------

Total liabilities and stockholders' equity                        $     7,108,373 $   6,700,011
                                                                    ==============  ============

The accompanying notes are an integral part of these consolidated financial statements.


                             TEKNOWLEDGE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                                             (Unaudited)
                                           3 Months Ended Sep 30,       9 Months Ended Sep 30,
                                              1999           1998            1999          1998

Revenues                             $    2,901,267 $    3,070,219 $    8,468,534 $   9,221,003
                                       -------------  -------------  ------------- -------------

Costs and expenses:
  Cost of revenues                        1,978,308      2,226,756 *    5,294,705     6,177,374 *
  General and administrative                636,309        497,186      1,922,286     1,662,536
  Sales and marketing                       101,486        123,127 *      368,982       519,194 *
  Research and development                  104,266        (31,114)*      371,224       254,988 *
                                       -------------  -------------  ------------- -------------

   Total costs and expenses               2,820,369      2,815,955      7,957,197     8,614,092
                                       -------------  -------------  ------------- -------------

   Operating income                          80,898        254,264        511,337       606,911

Interest income                              33,856         26,405         86,956        71,894
                                       -------------  -------------  ------------- -------------

Income before tax                           114,754        280,669        598,293       678,805
Provision (benefit) for income tax           62,664          7,200        256,079           (52)
                                       -------------  -------------  ------------- -------------

Net income                           $       52,090 $      273,469 $      342,214 $     678,857
                                       =============  =============  ============= =============

Net income per share:

                     - Basic         $         0.01 $         0.06 $         0.07 $        0.14
                                       =============  =============  ============= =============

                     - Diluted       $         0.01 $         0.05 $         0.06 $        0.12
                                       =============  =============  ============= =============


Shares used in computing
  net income per share:

                     - Basic              5,007,479      4,906,482      4,981,537     4,866,631
                                       =============  =============  ============= =============

                     - Diluted            5,564,196      5,770,549      5,790,816     5,742,524
                                       =============  =============  ============= =============


* Amounts were reclassified to conform to current presentation.

    The accompanying notes are an integral part of these consolidated financial statements.


                             TEKNOWLEDGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                        (Unaudited)
                                                                     9 Months Ended Sep 30,
                                                                      1999             1998
Cash flows from operating activities:
  Net income                                                 $      342,214   $      678,857
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                    271,516          235,232
   Noncash portion of income tax provision                          214,706                -
   Changes in assets and liabilities:
    Receivables                                                      24,673          229,683
    Deposits and prepaid expenses                                   (14,270)         (46,058)
    Accounts payable                                                 31,404         (162,477)
    Accrued liabilities                                             (95,651)        (233,674)
                                                               -------------    -------------

   Net cash provided by operating activities                        774,592          701,563
                                                               -------------    -------------

Cash flows from investing activities:
  Capitalization of software development costs                     (146,898)        (213,868)
  Purchase of fixed assets                                          (69,721)        (183,620)
                                                               -------------    -------------

   Net cash used for investing activities                          (216,619)        (397,488)
                                                               -------------    -------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                            157,022           95,673
  Repurchase of common stock                                       (241,334)               -
                                                               -------------    -------------

   Net cash provided by (used for) financing activities             (84,312)          95,673
                                                               -------------    -------------

Net increase in cash and cash equivalents                           473,661          399,748

Cash and cash equivalents at beginning of period                  2,378,390        2,172,235
                                                               -------------    -------------

Cash and cash equivalents at end of period                   $    2,852,051   $    2,571,983
                                                               =============    =============


  The accompanying notes are an integral part of these consolidated financial statements.

                             TEKNOWLEDGE CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 1999


1.       Interim Statements

                  The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1998. In the opinion of management, these interim statements include all adjustments, consisting of normal, recurring adjustments, which are necessary for a fair presentation of results for such periods. The results of operations for any interim period presented herein are not necessarily indicative of results that may be achieved for the entire fiscal year ended December 31, 1999.

2.       Net Income Per Share

                  Net income per share is calculated in accordance with the provision of Statement of Financial Accounting Standard (SFAS) No. 128, "Earnings per Share," which requires companies to compute net income per share under two different methods, basic and diluted. Basic earning per share is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted earning per share is calculated by dividing net income by the weighted average shares of outstanding common stock and common stock equivalents during the period. Common stock equivalents consist of dilutive shares issuable upon the exercise of outstanding common stock options.

3.       Reverse Stock Split

                  The Company effected a one-for-five reverse stock split on December 22, 1998. All share and per share data has been retroactively restated to reflect the effect of the reverse stock split. Since there was no change in per share par value, aggregate par value has also been retroactively adjusted to reflect the reduction in the number of common stock.

4.       Repurchase of Common Stock

                  On December 16, 1998, the Company adopted a program to repurchase up to 300,000 shares of the Company's common stock in the open market or in private during the twelve-month period ending December 15, 1999 at prevailing prices. Repurchases will be made periodically at management discretion using the Company's own cash reserves. As of September 30, 1999, the Company has used $241,334 to repurchase 57,070 shares of the Company's common stock at an average price of $4.23 a share. Shares repurchased may be reissued to employees pursuant to the Company's stock option plans, or for other corporate purposes.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

         Teknowledge Corporation (the "Company") has increased its focus on the expanding Internet software and services business as planned. Teknowledge has been investing in commercial software product development and is in the process of converting the software technology and skills gained in the government R&D business into commercial business. Teknowledge is investing actively in methods to deploy its technology base directly, in web-based services. Teknowledge's talented technical staff, its dual-purpose software technology base, and the growing E-Commerce market make this a viable strategy with large potential. Virtually all of Teknowledge's government and commercial projects involve processing application knowledge and distributing customer solutions over the Internet. In Q3 the Company has taken steps to accelerate its commercial growth by investing talent in growing its commercial business. The Company transitioned several of its technical people working on government technical contracts to E-Commerce contracts that are now starting up. The Company has experienced early success in implementing its strategy to move its primary customer base from defense R&D to rapid-growth commercial applications, by increasing its
E-Commerce revenues. For the nine months ended September 30, 1999, the percentage of commercial business has increased to 10% from 1% a year ago, and we expect that percentage to continue to grow in Q4, as a result of commitments and anticipated growth in Internet-based financial services.

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

         During  1999,   Teknowledge  continued  to  invest  in  its  own  Sales
Associate(TM)  software  that acts as an  electronic  sales  agent  for  selling products on Internet E-Commerce web sites. In order to facilitate the opportunity to install Sales Associate(TM) on major web sites, Teknowledge has also invested in the capability to provide total customer solutions for E-Commerce web sites. This includes E-Commerce strategy, web design, storefront server, firewall, and database delivery. Teknowledge has become a Premier
Provider for IBM's E-Commerce web-site storefront product called Net.Commerce(TM), and a value-added reseller of Check Point's security Firewall-1(TM) product. Teknowledge is now a Microsoft Certified Solution

Provider, which enables a closer coupling to the Microsoft NT platform for component application solutions rather than being tied to Unix. Teknowledge's customer base is expected to change significantly as E-Commerce related investment and customer solution capabilities increase over the coming years.

         Teknowledge has sustained its business for eighteen years. It has reported twenty-one consecutive profitable quarters. The Company maintains an aggressive intellectual property program and is defending actively its eight key U.S. software patents. Teknowledge provides a challenging and collaborative technical environment with many employee rewards. These rewards include advanced education and training, incentive stock options, performance bonuses, competitive salary, and an attractive benefits program. Teknowledge is headquartered in Palo Alto, California with offices in Fairfax, Orlando, and San Diego. The Company's stock is traded on the NASDAQ SmallCap Market under the symbol TEKC. Teknowledge was incorporated on July 8, 1981 under the laws of the State of Delaware.

Results of Operations

Revenues

         Revenues for the three months and nine months ended September 30, 1999 were $2,901,267 and $8,468,534, respectively, a decrease of 6% and 8% from $3,070,219 and $9,221,003 for the comparable periods in 1998. Revenues in the first nine months of 1999 were affected by three factors that contributed to lower than expected revenues: 1) the overall demand for some government services declined as a result of government-initiated cutbacks in the latter part of 1998, 2) Some of the Company's employees were diverted to non-revenue producing functions, such as Sales Associate(TM) software development in anticipation of an increase in demand for commercial services, and 3) the Company had incurred non-revenue producing startup costs in Q3 as it geared up its transition from a mostly government to commercial operation. Approximately 79% and 90% of the revenues earned in the three months and nine months ended September 30, 1999 were attributed to contracts with agencies of the Federal Government, and the remaining 21% and 10% of revenues were commercial. For the first nine months in 1999, commercial revenues have increased approximately ten-fold since 1998, when commercial revenues were approximately 1% of total revenues.

Costs and Expenses

         Cost of revenues was $1,978,308 and $5,294,705 for the three months and nine months ended September 30, 1999, an 11% and 14% decrease from each of the comparable periods in 1998. The cost of labor on government contracts declined in relation to the reduced rate of production. This was partially offset by a 43% and 25% increase in billable subcontractor and consultant costs. Subcontractor and consultant costs were $1,105,320 and $2,416,406 for the three months and nine months ended September 30, 1999, compared to $773,641 and $1,936,983 in the same periods last year. Cost of revenues as a percentage of total revenues represented 68% and 63% for the three months and nine months ended September 30, 1999; compared to 73% and 67% for each of the comparable periods in 1998.

         General and administrative costs for the three months and nine months ended September 30, 1999 were $636,309 and $1,922,286, a 28% and 16% increase over the same periods in 1998. The increase was mostly due to escalation of office rents, insurance and legal expenses. General and administrative costs for the three months and nine months ended September 30, 1999 were 22% and 23% of total revenues, versus 16% and 18% for the same periods last year. Because general and administrative costs are largely fixed in nature, they decline more slowly over time, thereby accounting for a larger proportion of total costs during a period in which overall revenues declined.

         Sales and marketing costs for the three months and nine months ended September 30, 1999 decreased to $101,486 and $368,982, or 18% and 29% from the comparable periods in 1998. Sales and marketing costs were 3% and 4% each of total revenues for the three months and nine months ended September 30, 1999; and 4% and 6% for the comparable periods in 1998, respectively. Sales and marketing costs are expected to increase in Q4 as the Company intensifies its E-Commerce sales and marketing activities.

         Research and development ("R&D") costs for the three months and nine months ended September 30, 1999 were $104,266 and $371,224, compared to $(31,114) and $254,988 for the same periods last year. The negative amount for the quarter ended September 30, 1998 was a result of a year-to-date adjustment and a complementary general increase in capitalized software development efforts. R&D costs were 4% each of revenues for the three months and nine months ended September 30, 1999 and -1% and 3% for the comparable periods in 1998. These figures are reported net of direct R&D expenditures conducted under the NIST ATP contract that were reimbursed by the customer. In 1999, the Company received $536,348 from NIST that the company used to offset R&D costs. There were no comparable offsets in 1998.

         Interest income were $33,856 and $86,956 for the three months and nine months ended September 30, 1999; and $26,405 and $71,894 for the comparable periods in 1998, respectively.

         Income before taxes for the three months and nine months ended September 30, 1999 were $114,754 and $598,293, respectively, which represented a 59% and 12% decrease from $280,669 and $678,805 for the comparable periods in 1998. Income before taxes represented 4% and 7% of revenues for the three months and nine months ended September 30, 1999; and 9% and 7% each for the comparable periods in 1998, respectively.

         The Company has utilized essentially all tax losses generated subsequent to the date of the quasi-reorganization, which were reflected as a reduction to the effective tax rate and provision for income taxes, up to December 31, 1998. Commencing 1999, realization of tax benefits existing at the date of the quasi-reorganization is recorded as an adjustment to additional paid-in-capital. Accordingly, the Company has increased its effective tax rate and provision for income taxes since the first quarter of 1999. However, even with the increase in its effective tax rate for book purposes, the Company will continue to realize full cash savings from its extensive tax loss benefits existing at the date of the quasi-reorganization. In short, the Company will begin to report increased tax expenses, but will not actually pay such taxes, and there will be no effect on the Company's cash.

         Net income for the three months and nine months ended September 30, 1999 were $52,090 and $342,214, or $.01 and $.06 per diluted share, versus $273,469 and $678,857, or $.05 and $.12 per diluted share, for the same periods in 1998. Net income represented 2% and 4% of revenues, for the three months and nine months ended September 30, 1999; and 9% and 7% for the comparable periods in 1998, respectively. The decrease in net income as a percentage of revenues was largely a result of the increase in the provision for income taxes as discussed in the preceding paragraph. It is important to note that no actual cash outlays were associated with such book increase.

Bookings and Backlog

         At September 30, 1999, the expected multi-year contract commitments (order backlog) from government customers were approximately $15 million, which consisted of (i) new orders for which work has not yet begun and (ii) revenue remaining to be recognized on work in progress, compared to $22 million at September 30, 1998. The decrease resulted from the overall decline in demand for some government services as a result of government-initiated cutbacks in the latter part of 1998. Approximately 79% of the backlog consist of programs that are awarded but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The Company's order backlog at December 31, 1998 was approximately $15 million.

Liquidity and Capital Resources

         As of September 30, 1999, unused sources of liquidity consisted of $2,852,051 in cash and cash equivalents, an increase of $473,661 from December 31, 1998. The increase consisted of $774,592 provided by operating activities, $157,022 provided by issuance of common stock related to employee option exercises, offset by $216,619 used for investing in capital software development and fixed assets, and $241,334 used to repurchase shares of the Company's Common Stock.

         The Company believes that the present level of cash and cash equivalents is adequate to service the liquidity needs of the Company in the next twelve months. The Company relies principally on the collection of receivables to generate internal cash reserves.

         The Company has an unsecured line of credit from a financial institution in the amount of $2,000,000. The Company may borrow up to the lower of 60% of the receivable base or $2,000,000, at a rate of one percent over prime. The line is subject to certain covenants and maintenance requirements and expires in June 2000. The Company has not utilized the credit line through September 30, 1999.

         Management believes the Company will be able to operate in the next twelve months without additional financing, whether in the form of borrowings or equity capital. Future growth might require additional financing.

Year 2000

         The Company is aware of and is addressing the issues associated with the programming code in existing computer systems as the millennium ("year 2000" or "Y2K") approaches. The key issue is whether computer systems will treat date-sensitive information correctly when the year changes to 2000. The consequences of this issue may include system failures and business process interruption that could have a material impact on the Company's ability to conduct its business.

         Although most of the hardware and software currently in use at the Company is relatively new and expected to be Y2K compliant, the issue can affect the Company's internal systems, including information technology (IT) and non-IT systems. The Company has commenced a phased program to inventory, assess, remediate, test, implement, and develop contingency plans for all mission-critical systems potentially affected by Y2K All phases, except developing contingency plans, have been substantially completed; contingency plans will continue to be revised and updated through the end of the calendar year, and other contingency plans will be prepared and updated as deemed practicable and appropriate by the Company.

         Most of the Company's revenues are currently generated from government R&D service contracts, the deliverable of which is sometimes a software prototype. Under some of the contracts, the government requires from the Company a Y2K warranty within the contracts, which generally guarantees all software delivered under government contracts to be able to process date-sensitive information beyond Y2K accurately, to the extent other third party elements used in combination are Y2K compliant. In the case of noncompliance discovered and communicated to the Company within a prescribed timeframe, usually 90 days from acceptance of an item, remedies in the form of repair or replacement will be made available. The Company is exposed only on ongoing government contracts, and believes that software developed under them is Y2K compliant. On the other hand, the Department of Defense ("DoD") is confident that payments to its contractors, among others, will continue uninterrupted in January 2000. The majority of the Company's DoD payments are made by electronic funds transfer. These systems had been tested successfully with the Federal Reserve System and several financial institutions.

         The Company has substantially completed its inventory of Y2K impacted software related to its internal business processes, including its financial information systems, assessing its centralized computer and embedded systems to identify any potential Y2K issues, remediating, testing and implementing solutions for any identified issues. The Company believes its financial reporting systems are compliant. However, if implementation of replacement or upgraded systems or software is delayed, or if significant new non-compliance issues are identified, the Company's results of operations or financial condition could be materially adversely affected.

         The Company has contacted its critical suppliers and vendors to determine whether their operations and the products and services that they provide to the Company are Y2K compliant. The Company intends to continue working directly with other material third parties to avoid any business interruptions in Y2K. Where practicable, the Company will attempt to mitigate its risks with respect to the failure of third parties to be Y2K ready, including developing contingency plans. However, such failures, including failures of any contingency plan, remain a possibility and could have a materially adverse impact on the Company's results of operations or financial condition.

Risks and Uncertainties

         Teknowledge's service revenue is currently derived largely from government R&D contracts, and the Company has historically been profitable in that business. However, dependence on government contracts can be risky because the contracts are subject to administrative, legislative, and political interruptions, which may jeopardize the flow of funds. Another uncertainty in providing services under government contracts is the Company's ability to attract and retain sufficient technical staff to meet the demands of new orders. The Company's revenues, costs and earnings on government contracts are determined based on estimated overhead rates derived from forecasted annual costs. The Company's actual experience with fluctuations in the workforce, billable efficiency, and costs may vary from original estimates and necessitate periodic adjustments to the overhead rates until the actual costs have been tabulated and the year closed-out. Such adjustments are made on a cumulative basis whereby the resulting revenue and income effects are recognized in the period of the adjustment.

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

Forward-Looking Statements

         Forward-looking statements made in this section relate to the expected growth of the commercial business, realizability of backlog, competition for government contracts, mix of revenues between government and commercial, development of commercial products and VAR services, the growth of E-Commerce, deferred tax assets, year 2000 issues, and future growth and additional financing. All forward-looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward-looking statements contained herein as a result of competition, agency funding limitations, other factors relating to government contracting, ability to attract and retain technical and management personnel, commercial opportunities, and other factors set forth under "Risks and Uncertainties" above and the section entitled "Certain Factors Which May Affect Future Results of Operations and/or Stock Price" in the Company's Form 10-KSB.

                           PART II. OTHER INFORMATION

--------------------------------------------------------------------------------
Item 1.       LEGAL PROCEEDINGS

         On October 8, 1999, a lawsuit was filed in the United States District Court for the District of Delaware by SAP America, Inc. and SAP Aktiengesellschaft (collectively, "SAP") against the Company. The subject matter of the case involves the Company's configuration systems patent, Bennett et al. U.S. Patent 4,591,983 (the "'983 patent") and the configurator technology associated with the SAP R/3 System ("R/3 System"). SAP brought this action in response to the Company's offer to sell SAP a license to use the technology related to its Intelligent Configuration Patent Portfolio, a collection of five patents relating to configuration technologies, including the `983 patent. SAP is seeking a judgment against Teknowledge that the `983 patent is invalid and is noninfringed by the R/3 System; an award of attorney fees, costs of suit and other relief the court may deem just and proper.

         Management of the Company believes the suit brought by SAP is without merit and intends to defend its patents vigorously. On October 21, 1999 the Company announced a countersuit against SAP for patent infringement of two of its patents. The subject of the countersuit is the `983 patent entitled "Hierarchical Knowledge System" and U.S. Patent 4,783,752 entitled "Knowledge Based Processing for Application Programs Using Conventional Data Processing Capabilities." Management believes the ultimate resolution of the above matters will not have an adverse material impact on the Company's financial position and results of operations.

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

        3.1 Amended and Restated Certificate of Incorporation of Teknowledge Corporation (4)

        3.2        Amended and Restated Bylaws of Teknowledge Corporation (4)

        3.3 Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock (2)

        4.1 Rights Agreement dated January 29, 1996 between the Company and Registrar and Transfer Company as Rights Agent (2)

       10.1 Stock Option Agreement between the Company and Frederick Hayes-Roth, dated November 29, 1993 (5)

       10.2        Stock   Option   Agreement   between  the  Company  and  Neil
                   Jacobstein, dated November 29, 1993 (5)

       10.3 Stock Option Agreement between the Company and Frederick Hayes-Roth, dated April 1, 1994 (5)

       10.4        Stock   Option   Agreement   between  the  Company  and  Neil
                   Jacobstein, dated April 1, 1994 (5)

Exhibit No.                Description

       10.5 Change of Control Agreement, dated November 21, 1994, between the Company and Frederick Hayes-Roth and Neil Jacobstein (1)

       10.6 Stock Option Agreement between the Company and Frederick Hayes-Roth, dated March 30, 1995 (5)

       10.7 Stock Option Agreement between the Company and Neil Jacobstein, dated March 30, 1995 (5)

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

     (3) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB, for the quarter ended June 30, 1998.

     (4) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1998.

     (5) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB, for the quarter ended June 30, 1999.

(b) The registrant did not file a report on Form 8-K during the quarter ended September 30, 1999.

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                                         TEKNOWLEDGE CORPORATION
                                                               (Registrant)




/s/ Frederick Hayes-Roth      Chairman of the Board         November 12, 1999
------------------------      of Directors and Chief
Frederick Hayes-Roth          Executive Officer
                              (Principal Executive
                              Officer)



/s/ Neil A. Jacobstein        President and Chief           November 12, 1999
------------------------      Operating Officer
Neil A. Jacobstein



/s/ Dennis A. Bugbee          Director of Finance,          November 12, 1999
------------------------      Treasurer and Secretary
Dennis A. Bugbee              (Principal Financial and
                              Accounting Officer)