Form 10KSB
period 1999-12-31
TEKNOWLEDGE CORP
filed 2000-03-30
CIK 716214

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 1999

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $11,094,672

The aggregate market value of Common Stock, $.01 par value per share, held by non-affiliates of the registrant was $44,986,828 on March 21, 2000 (based on the average bid and ask price per share of Common Stock on that date as reported by the Nasdaq SmallCap Market). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 24, 2000, there were 5,315,239 shares of Common Stock, $.01 par value per share, of the registrant outstanding.

                       Documents Incorporated by Reference
    Proxy Statement for the 2000 Annual Meeting of Stockholders    Part III

Teknowledge(R),   TekPortal(TM), and  Sales   Associate(TM)  are  trademarks  of
Teknowledge Corporation. All other brand names, product names, trademarks and registered trademarks are the property of their respective holders.

                                     PART I

--------------------------------------------------------------------------------

Item 1.  Description of Business

         Teknowledge Corporation (the "Company") is in the intelligent Internet transactions business. Teknowledge's services and product solutions involve processing application knowledge, and conducting flexible and secure transactions over the Internet. Knowledge processing enables organizations to codify their knowledge, represent it in machine readable forms, serve it to end users on the Internet via agents and forms, and provide value-added application services to businesses and end-users. Teknowledge's projects utilize knowledge processing to provide customers with state-of the-art software solutions that put knowledge to work.

         The fastest growing part of Teknowledge is the eCommerce business unit. This division is increasingly focused on Teknowledge's TekPortal(TM) solution that provides customer information aggregation for the financial services industry. This focus is strengthened by Teknowledge's knowledge processing capabilities, and software solutions such as Teknowledge's Sales Associate(TM), and 3rd party Value Added Reseller components such as Check Point's Firewall-1(TM) security product. In addition, Teknowledge is an IBM Premier Team Provider for Net.Commerce(TM) and a Microsoft Certified Solution Provider for the Site Server(TM) product.

         Teknowledge has four business units in complementary technical application areas. Information Assurance provides network security solutions that protect the information stored in computer networks and ensure that information is accessible by the right people at the right time. Web-based Training encapsulates traditional courseware into reusable electronic media, develops intelligent tutoring systems, and distributes the resulting courseware solutions on the Internet. Distributed Systems is focused on improving the quality and timeliness of services on the Internet. Knowledge Systems is developing solutions for processing knowledge and making inferences about customer-supplied data. Many of Teknowledge's customers need to provide knowledge-based Internet transactions, supported by security, web-based training, and reliable network application performance. Winning national
competitions   sponsored  by  the  Defense  Advanced  Research  Projects  Agency
("DARPA"), the National Institute of Standards and Technology ("NIST"), and other agencies, supports much of Teknowledge's cutting-edge R&D capability. This provides Teknowledge with a rich source of technology for product development, advanced services solutions, patents, and licensing. Teknowledge has an active intellectual property-licensing program, with nine U.S. software patents.

         Teknowledge's direct revenue mix from continuing operations for the year ending December 31, 1999, was approximately 15% commercial products and services and 85% government-sponsored R&D. In 1998, the ratio was 1% to 99%. This ratio is expected to continue to change as eCommerce related investment and customer solution capabilities increase over the coming years. In fact, during the fourth quarter of 1999, this ratio was 29% commercial to 71% government business. The eCommerce financial services solutions part of the business is growing rapidly. Teknowledge is increasing its investments and attention focus on commercial software products and services, particularly in the eCommerce financial services market.

         Teknowledge was incorporated on July 8, 1981 under the laws of the State of Delaware. The Company's principal executive and technical operations offices are located at 1810 Embarcadero Road, Palo Alto, California 94303. In addition, Teknowledge has technical operations offices located in San Diego, California; Fairfax, Virginia; and Orlando, Florida. Teknowledge's business is currently concentrated in the United States.

Overview

         The Internet economy places a competitive premium on an organization's ability to process and distribute its customer knowledge effectively. Knowledge has become the primary competitive weapon in the economic and military arenas. However, knowledge acquired by people often does not get reused because it is not organized or distributed effectively. Knowledge systems are software programs that enable combinations of people and computers to capture, refine, distribute, and apply knowledge to solve business application problems. Teknowledge develops systems that integrate conventional software and knowledge processing in high-value Internet application solutions. These solutions are developed with software products and services that support integration, processing, and systematic utilization of an organization's key knowledge assets. Increasingly, an organization's knowledge assets are encoded in knowledge processing applications and distributed via the Internet to make solutions available globally, seven days a week, 24 hours a day. When the knowledge in this value chain is specialized for specific applications and combined with customer information, it will drive the growth of Teknowledge's business in financial services, network security, web-based training, and other application areas.

         Teknowledge operates five business units within a single reporting segment. Each of these business units utilizes internally developed and third party software components in its application solutions. Utilizing third party components in an application solution allows for faster and more robust solutions. It also allows Teknowledge to focus on developing knowledge processing components in the context of a robust application solution. Teknowledge's TekPortal(TM) and Sales Associate(TM) products are examples. They can be sold with interfaces and databases from companies such as Oracle or Microsoft, and a security firewall from CheckPoint. This strategy allows Teknowledge to provide its innovative components in the context of delivering basic value to the customer with leading commercial products. Teknowledge delivers to the customer a faster and more robust solution, and Teknowledge receives a VAR license fee on each third party commercial product delivered.

         Computer software applications provide maximum value when integrated into networked operations, both within and between enterprises. Integration of these various functions is facilitated if object-oriented software is designed with an "open architecture." This allows the same applications software and user interfaces to be distributed via network protocols across many different types of computers. The Company's products and services are designed to maximize the value of integrating, distributing and activating application knowledge. Teknowledge is executing a transition from a primary focus on R&D to increasing focus on delivering application solutions to commercial customers.

         Since the pace of commerce worldwide is accelerating, and many businesses are conducting large-scale operations over the Internet, much of the Company's current and future business focus is on providing software to make it possible to delegate knowledge-intensive tasks to network-enabled computer software "associate systems." These associate systems may integrate several special-purpose software agents to accomplish routine tasks as well as accelerate knowledge gathering, refinement, dissemination, and utilization over computer networks. Teknowledge's strategic plans include commercializing and embedding associate systems software that amplify human productivity and the ability to apply knowledge effectively. Teknowledge has built six prototype associate systems and one of these prototypes has been commercialized. These systems include: the Briefing Associate, the Parent's Associate, the Student's Associate, the Project Center Associate, the Desktop Associate, and the Sales Associate. Some of these capabilities may now be incorporated into large-scale TekPortal(TM) solutions for the financial industry.

Business Units

         Teknowledge has distributed operations, with its headquarters located in Palo Alto, California and offices in San Diego, California; Fairfax, Virginia; and Orlando, Florida. The Company operates five business units within its current operations: four are currently focused primarily on government customers and one, eCommerce, is focused entirely on commercial customers. The four largely government sponsored units contributed over 85% of the revenue; therefore all units are reported as a single segment.

eCommerce.  The  eCommerce  business  unit has  recently  announced  several new contracts with Internet Banks to provide both financial services and Teknowledge's new multi-institution account aggregation solution called TekPortal. The TekPortal solution enables institutions to provide a consolidated view of their customers' financial portfolio seamlessly integrated into their own web site. TekPortal will act as an authorized agent of the customer to access and consolidate account balance and transaction information from various institutions including banks, credit unions, brokerages, credit card companies, billing companies, and frequent travel reward sites. TekPortal also offers funds transfers services between multiple institutions, sweeps capabilities to automatically move funds, and proactive notification services to alert customers when specific events occur on an account in their portfolio. The TekPortal solution has not gone unnoticed by the financial industry, which is currently undergoing a transformation under the Gramm-Leach-Bliley Act. This legislation permits banks to offer a more complete set of banking, brokerage, and insurance services. Teknowledge believes that financial institution customers will be attracted by the convenience of one-stop shopping for managing their financial portfolio, and acquiring new products and services. The TekPortal solution is uniquely positioned to provide financial institutions with the capability to retain customers at their web site and then use that opportunity to sell new products and services effectively.

         Teknowledge's eCommerce business unit provides assessments and installations of Teknowledge's own Sales Associate software, along with one or more leading commercial products. This provides license fees, services revenues, and some pull-through opportunities for selling Teknowledge's Internet security and web-based training solutions. The Sales Associate is a software product that provides unassisted sales over the Internet. It incorporates rules of selling and utilizes specific product knowledge to emulate the best practices of the most productive sales person in a firm. The product goes beyond the typical browsing interaction on the World Wide Web by engaging the customer in an interactive dialog about products. The Sales Associate creates a unique profile of every customer and tailors the sales presentation to each prospect. It remembers a customer's profile and preferences, and applies all available information towards the next sale. The system can cater its presentation form to match the user profile, selecting among web text, audio, or 3D graphics. The Sales Associate incorporates both generic and domain-specific "rules of selling" to guide the sales process. It matches a customer profile with the products in a product knowledge base. The Sales Associate delivers up-to-the-minute information on product features and availability, as well as news of special discounts and other promotions. The product is designed for delivery with other commercial components such as web servers, databases, firewalls, and other web site component software. The Sales Associate is a technology-based product in a rapidly growing, but competitive market. There are uncertainties and risks associated with the introduction of any software product (see Part II, Item 6). The Company has continued to evolve Sales Associate capabilities, and may specialize its knowledge base for financial services or other key markets.

Information Assurance. The need for information security on computer networks has created tremendous demand in both government and industry. Keeping Internet sites and transactions secure from hackers and thieves is critical to effective military and eCommerce operations. Information assurance goes beyond simply protecting information. It is relatively easy to protect information if it does not need to be accessible. However, both military and eCommerce information needs to be accessible by people globally, seven days a week, 24 hours a day. This requirement shifts the focus from information protection to assured information access to the appropriate customers. Techniques for accomplishing information assurance, such as authentication, encryption, and firewalls, are constantly evolving. Teknowledge is the prime contractor on a number of DARPA sponsored projects focused on advanced techniques of Internet or cyber security, including an associate system for web site intrusion detection and response. There are many 3rd party commercial opportunities in this arena. Some new commercial products, such as CheckPoint's firewall for web site security, have emerged as commercial market leaders. Teknowledge has recently become certified as a VAR to deliver CheckPoint's Firewall-1(TM) product, which provides an opportunity for product license and services sales to commercial information assurance applications.

Web-based Training. The Internet and the World Wide Web have created a new opportunity for formerly isolated desktop systems that provided computer-aided instruction. Not only have the techniques of computer-aided instruction improved dramatically in recent years, but also the means to distribute them have undergone a veritable revolution. Now it is possible to provide distance learning via an interactive course delivered through a standard World Wide Web browser. There are major opportunities to deliver in-house corporate training over intranets, K-12 education over the Internet, and just-in-time adult training on the job or in the home. Teknowledge has been involved in education and training since 1981; and, in 1998, it created a business unit devoted entirely to this growing opportunity. Teknowledge served as the Cluster Leader for the U.S.'s largest multi-institution project on Intelligent Tutors and Associates between 1995 and 1998. The DARPA Computer Assisted Education and Training Initiative sponsored Teknowledge's prototype work on the Parent's Associate and the Center Associate. The Parent's Associate enabled parents to get advice on parenting and access to Internet-based educational resources. The Center Associate provided a computer-based coach to help guide users in getting the most from education resources available to them. Teknowledge is playing a leading role in the Government sponsored Advanced Distance Learning Initiative, which is advancing distance learning technology to provide cost effective and industrial strength courseware over the Internet. In 1998, Teknowledge was one of three prime contractors selected out of 51 teams in the National Institute of Standards and Technology (NIST) Adaptive Learning Systems competition. Teknowledge was awarded a $2 million cost-sharing contract for development of a Courseware Factory(TM) for converting podium-based traditional courses for delivery over the World Wide Web. This work has already provided several key technology results. Teknowledge is also working on a Small Business Innovation Research grant to provide advanced computer-based tutoring systems over the web.

Distributed Systems. Operations that are widely distributed require extensive object-oriented systems infrastructure and the ability to extract reliable performance from distributed resources. Currently, the World Wide Web provides little of this systems infrastructure, but instead relies on the distribution of linked web pages or multimedia documents. In the future, complex webs of objects and knowledge will have to be distributed systematically and updated dynamically. This requires the ability to provide reliable quality of service performance, security of operations, and maintainability. Distribution of knowledge by intelligent "push" and "pull" techniques has already become a critical technology. In addition, the types and quantity of knowledge distributed will require new designs and new software specialized for specific knowledge processing tasks. Teknowledge's Distributed Systems business unit focuses on providing new Internet systems infrastructure to address these needs. It is a prime contractor on the DARPA sponsored QUITE project, where the objective is to provide innovative solutions to the problem of optimizing the quality of service of distributed resources on a network.

Knowledge Systems. Computer knowledge bases are much larger and more useful now than they have been before. A threshold has been reached where the power gained from applying knowledge-based technology is much greater than in the past. Techniques for creating large knowledge bases have advanced significantly. Many fundamental problems of how to perform efficient inference on large knowledge bases have been solved (although others remain). Many specialized techniques for creating and applying knowledge have matured. The potential payoff from combining elements from this research progress into useful systems is considerable. For example, complex problem solving requires the ability to access and synthesize data quickly and effectively from multiple sources in order to develop a dynamic assessment of an evolving opportunity, problem, or competitive situation. Decision-makers have noticed that using satellite and World Wide Web information systems is like "standing in front of an information fire hose." It is hard to take a sip without getting more information than is useful or necessary. Teknowledge's Knowledge Systems business unit focuses on providing knowledge-based tools, applications, and ontology or knowledge structures. It is a prime contractor on a number of government-sponsored programs, and is participating in several commercial developments, including TekPortal, an embeddable version of Sales Associate, and GlobalStake.com. This infrastructure may be used to address some situation assessment and data fusion problems effectively. In addition, it can provide pragmatic problem solving and web interface capabilities for financial services or other applications.

Sales and Marketing

         Teknowledge's employees, including the business unit managers, dedicated sales staff, and the CEO, market and sell Teknowledge's services and software. Each business unit offers consulting services to help prospective customers define their problems and projects. Consulting assignments in eCommerce financial services, Internet security, or web-based training, are funded to evaluate current corporate capabilities and recommend next steps, including application work. However, Government proposal work conducted in response to a Broad Area Announcement or Request for Proposal is typically not funded.

         Teknowledge has increased its commercial sales and marketing efforts to lay the foundation for increased commercial business. In 1999, the Company continued implementation of its VAR strategy. It is now a Microsoft Certified Solution Provider, and a CheckPoint VAR partner. The Company is offering value-added services for leading commercial products that work with the TekPortal solution. This should provide license and services revenues, and broaden market acceptance of Teknowledge's products by increasing access to an expanded base of commercial customers. In addition, Teknowledge is actively seeking other VAR companies to sell TekPortal, and pull through the Company's eCommerce, security, and training application solutions.

Backlog

         At December 31, 1999, the expected order backlog was approximately $18.6 million, which consisted of (i) new orders for which work has not yet begun and (ii) revenue remaining to be recognized on work in progress. 96% of the December 31, 1999 backlog is from government customers. Approximately 90% of the backlog consist of government-sponsored programs that are awarded, but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The Company recently won a contract with the government to provided Cyber Command and Control for mission critical systems that is scheduled to start in Q2 of 2000. Backlog is an estimate and is subject to a number of risks (see Part II Item 6. Management's Discussion & Analysis or Plan of Operation - Certain Factors That May Affect Future Results of Operations and/or Stock Price). The portion of the overall backlog that is expected to be fulfilled in the current fiscal year is approximately 35%.

Research and Development

         Most of the Company's software engineering operations, except for the eCommerce business unit, and specific Information Assurance and Knowledge Systems contracts were related to advanced government development projects. As a result, Teknowledge's considerable R&D activities were mostly funded externally by the Federal Government. Generally, the Company retains the exclusive right to market the government sponsored R&D commercially. Teknowledge also sponsors its own R&D, mostly in the form of commercializing the technology developed under its government contracts. As the Company continues to grow its commercial products and services business, more internally directed R&D is expected. The Company expensed $599,231 and $132,501 of its own funds on R&D for the years ended December 31, 1999 and 1998, respectively. In addition, the Company capitalized $131,517 and $267,046 of computer software development costs in the years ended December 31, 1999 and 1998, respectively.

Competition

          A number of companies provide consulting services and software that compete with aspects of Teknowledge's business. Many of these companies are substantially larger and have greater financial resources than Teknowledge. Teknowledge's primary competitive advantages are its experienced management team, its technical talent base, its expertise in key application areas such as financial services, its patent portfolio and other intellectual property, and its unusually strong R&D program in several key Internet relevant areas.

         TekPortal is uniquely positioned with respect to its main competition from Yodlee, VerticalOne, and OnMoney that have historically focused on providing off-premise, centralized data center solutions. TekPortal provides an on-premise solution that allows the financial institution, as the trusted provider, to warehouse and manage access to the customer's financial portfolio information. The financial institution is uniquely positioned to use the aggregated balance and transaction information, with the customer's permission, to more effectively sell relevant products and services directly to its customers. In addition, the TekPortal on-premise solution allows the financial institution to set and enforce procedures to protect the privacy of the customer's financial information.

         Sales and configuration systems are provided by Trilogy Development Group, Calico, Concentra, Selectica, Brightware, Baan, SAP, Oracle, PCorder.com, and others. Knowledge processing systems are provided by Logica Carnegie Group, Inference Corp., Neuron Data Corp., Intellicorp, Inc., and others. Distributed systems and information assurance services are provided by GTE, Trusted Information Systems, Secure Computing Lockheed-Martin, Boeing, Perceptronics, ISX, and SAIC, among others. Internet-based distance education and training technologies include Click2Learn, IBM, and KnowledgeNet, with new competitors still emerging in the commercial marketplace. Potential competitors could also be collaborators, such as Macromedia (learning components sold to IBM) and

Click2Learn (formerly Asymetrix Learning Systems), Teknowledge's technology suppliers on the Courseware Factory project.

Proprietary Rights

         Teknowledge maintains an active intellectual property program and currently holds nine U.S. software patents. The application software developed by Teknowledge includes TekPortal(TM) for financial information consolidation, Sales Associate(TM) for configuring automated sales on the Internet, knowledge-based expert systems, pattern detection and data fusion tools, systems to manage and protect webs of networked information, and Automatic Retrieval of Changed Files by a Network Software Agent. As use of any product name becomes consistent and established, the Company intends to apply for formal registration of the product name as a trademark in the United States and relevant foreign jurisdictions.

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

         There can be no assurance that Teknowledge's protective measures will be adequate to protect its proprietary rights, that others have not or will not independently develop or acquire equivalent or superior technology, or that the Company will not be required to obtain royalty-bearing licenses to use other intellectual property in order to utilize the inventions embodied in its patents. There also can be no assurance that any patents will be issued pursuant to the Company's current or future patent applications or that patents issued pursuant to such applications or any patents the Company currently owns will not be invalidated, circumvented or challenged. Thus far, Teknowledge has not been notified that it may be infringing any patents or proprietary rights owned by third parties. There can be no assurance that the Company would be able to enter into an acceptable license under such third party patent, or that it could redesign or modify its products and processes to avoid infringement of such patent or proprietary rights, or that the Company could otherwise avoid infringement of such patent or proprietary rights. In the event the Company is unable to take such action, its business, financial condition and results of operations could be materially and adversely affected. In some cases, litigation may be necessary to protect the Company's proprietary rights (see Part 1 Item 3. Legal Proceedings).

Government Contracts

         In 1999, approximately 85% of the Company's revenues were from cost-type government contracts, and 96% of its December 31, 1999 backlog was from government contracts. The Company's business has been dependent upon successful bidding for government contracts. The Company applies for contracts in the form of a proposal by responding to Requests for Proposals and Broad Agency Announcements issued by the United States Federal Government or by prime contractors under contract to the Federal Government. Proposals include discussion of the technical approach to be taken to satisfy the government's or the prime contractor's requirements and a detailed presentation of costs expected to be incurred. The proposal is reviewed and evaluated by technical and administrative personnel employed by the government or the prime contractor. If the procurement method is "competitive bid", the contract is awarded to the company which would best satisfy the government's or the prime contractor's requirements. If the procurement method was "negotiated award," the government or the prime contractor would enter into negotiations to determine a price for the contract; upon successful conclusion of negotiations, a contract is awarded. Government contracts contain termination clauses, which permit contract termination upon the Company's default or at the government's discretion. Government contracts are subject to agency funding limitations, congressional appropriation, and the agenda of the current administration in Washington, D.C.

         The typical cost-type government contract performed by the Company has a regulated fixed fee limit, which inhibits the Company from improving profit margins on government contracts beyond what is permitted in the government regulations. In addition, Federal Acquisition Regulations exclude from reimbursement some "unallowable" expenses that the Company considers a regular part of the business. Furthermore, almost all the Company's contracts contain termination clauses that permit contract termination upon the Company's default or at the contracting party's discretion. During 1998, DARPA terminated several of its own projects due to a change in its program priorities. Since the terminations involve some of Teknowledge's multi-year projects, the effect on revenue is spread over approximately three years. This resulted in a decline in revenues on some government contracts, which was only partially offset by increases in commercial revenues later in the year. Such cancellations may occur again in the future. The Company intends to build its substantial multi-year backlog further with additional proposals for new government and commercial projects.

         The indirect costs and expenses accumulated in the performance of government contracts are allocated to the customer in the form of overhead (indirect) rates. These rates, which are periodically reviewed by government auditors, fluctuate based on the relationship between the overhead costs and direct costs incurred in the performance of the contracts during the year. Excluded from these rates, and not subject to reimbursement, are a small amount of unallowable costs, such as entertainment and advertising. In addition, the government has established compensation limits for employees which expressly reduces the amount of compensation and related expenses, such as bonuses and stock options, that can be passed on to the government through the overhead rates. In recent years, the Company has experienced a gradual decline in the fees on new government contracts due to government cost saving efforts. New contracts may not suffer this fee erosion; however, the overall limitation on potential government contract fees coupled with a potential increase in the expenses not eligible for reimbursement, combine to restrict the Company's ability to improve profit margins on government contracts in the future. The Company's government-sponsored R&D is most valuable as a technology incubator, development laboratory, and testbed. The best software from this work becomes a candidate for software product commercialization. This helps the government amortize the considerable cost of maintenance, and it provides Teknowledge with the opportunity to compete in a growing commercial marketplace.

Employees

         Teknowledge had a total of 51 full time employees at December 31, 1999. All the employees were employed in the continental United States. The majority of employees are technical. They perform direct billable work on contracts or develop and support software products. In addition to full time employees, Teknowledge revenues reflect several subcontractor companies, and independent contractors working on specific projects. A large percentage of Teknowledge employees, including management, hold advanced degrees in technical disciplines. The future success of the Company will depend, in part, on the Company's ability to continue to retain, attract, and motivate highly qualified technical, marketing, and management personnel. This has become a particular challenge as increasing demand for top quality software professionals has exceeded supply. Teknowledge provides competitive salaries and bonuses, an active Incentive Stock Option program, a superior benefits program, and a stimulating work environment. The Company has never had a work stoppage, and it is not a party to any collective bargaining agreement with any of its employees.

Executive Officers

         Neil A. Jacobstein, 45, is Chairman of the Board, Chief Executive Officer, and President of Teknowledge. He served as President and Chief Operating Officer and a director of the Company since January 1993. He was elected to the position of Chairman and CEO on November 22, 1999. After joining Teknowledge in 1984, Mr. Jacobstein was promoted over a nine year period to:
Senior Knowledge Engineer, Manager of the Research and Advanced Development Group, Vice President and General Manager of Research and Advanced Systems
Development,  and Vice  President and General  Manager of the Knowledge  Systems

Division. Mr. Jacobstein initiated Teknowledge's eCommerce business unit in 1996. In 1998, he was appointed to the Technology Advisory Board of the U.S. Army's Simulation, Training, and Instrumentation Command (STRICOM). Prior to joining Teknowledge, Mr. Jacobstein was a Graduate Research Intern and consultant at Xerox PARC, and a Research Associate at CBNS. Since 1992; he has served as the Chairman of the Board of Directors of the Institute for Molecular Manufacturing, a nonprofit organization. He co-founded and serves as a Director of GlobalStake.com. In 1999, Mr. Jacobstein was elected a Henry Crown Fellow in the Aspen Institute's executive leadership program.

         Dennis A. Bugbee, 53, is Director of Finance, Treasurer, and Secretary of the Company. Mr. Bugbee joined the Company in 1990 as the Division Controller for the Knowledge Systems Division in Palo Alto, California. He was promoted to Director of Finance March 1, 1993 and shortly thereafter to the positions of Treasurer and Corporate Secretary. Prior to joining the Company, Mr. Bugbee held the position of Accounting Manager with TRW's Space and Defense Sector. He has over 25 years experience in finance and accounting.

         Benedict O'Mahoney, 40, is Vice President, Administration and Legal Affairs of the Company. Mr. O'Mahoney was elected a Director of Teknowledge in December 1999. Mr. O'Mahoney joined the Company in 1996 as Corporate Counsel. Prior to joining Teknowledge, Mr. O'Mahoney practiced intellectual property law from 1991, and served as General Counsel for Slatt Mortgage Company from 1988. He served with the Federal Reserve Bank of San Francisco from 1985 to 1988. Mr. O'Mahoney also serves on the Board of Directors of the Virtual Reality Education Foundation, a nonprofit organization.

Item 2.  Description of Property

         The Company's executive offices are located at 1810 Embarcadero Road, Palo Alto, California, under a lease for a period of three years commencing April 5, 1999, with an option to extend the lease for an additional three years. The Company has also signed renewable leases for office space in Arlington and Fairfax, Virginia; and San Diego, California.

Item 3.  Legal Proceedings

         In 1999 Teknowledge offered to sell SAP a license to use the technology related to Teknowledge's Intelligent Configuration Patent Portfolio, a collection of five patents relating to configuration technologies, including Teknowledge's configuration systems patent, Bennett et al. U.S. Patent 4,591,983 (the "'983 patent"). In response to this offer, on October 8, 1999, SAP America, Inc. and SAP Aktiengesellschaft (collectively, "SAP") filed a lawsuit against the Company in the United States District Court for the District of Delaware. The subject matter of the case involves the '983 patent and the configuration technology associated with the SAP R/3 System ("R/3 System"). SAP is seeking a judgment against Teknowledge that the `983 patent is invalid and is not infringed by the R/3 System; an award of attorney fees, costs of suit, and other relief the court may deem just and proper.

         On October 21, 1999 Teknowledge filed a counterclaim against SAP for patent infringement of two of its patents. The subject of the counter suit is the `983 patent entitled "Hierarchical Knowledge System" and U.S. Patent 4,783,752 entitled "Knowledge Based Processing for Application Programs Using Conventional Data Processing Capabilities." The management of the Company considers the suit brought by SAP to be without merit and intends to defend its patents vigorously. Management believes the ultimate resolution of the above matters may have a positive impact, and will not have an adverse material impact on the Company's financial position and results of operations.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 1999.

                                     PART II

--------------------------------------------------------------------------------

Item 5.  Market for Common Equity and Related Stockholder Matters

         The Common Stock of Teknowledge has been trading under the symbol TEKC on the Nasdaq SmallCap Market since March 5, 1999. Before this date it was traded under the same symbol on the "Bulletin Board", an over-the-counter ("OTC") listing service provided by the National Quotation Bureau. On March 28, 2000 the closing "bid" price of the stock was $11.88 a share.

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

                    1999                            High               Low

    First quarter, ended March 31, 1999           $ 6.88            $ 4.50
    Second quarter, ended June 30, 1999             5.94              3.88
    Third quarter, ended September 30, 1999         5.66              4.00
    Fourth quarter, ended December 31, 1999         5.13              3.47


                    1998                            High               Low

    First quarter, ended March 31, 1998           $ 4.70            $ 2.30
    Second quarter, ended June 30, 1998            11.00              4.40
    Third quarter, ended September 30, 1998         8.45              2.50
    Fourth quarter, ended December 31, 1998         6.75              2.15

         As of December 31, 1999 there were 1,666 holders of record of Common Stock of the Company.

Item 6.  Management's Discussion and Analysis or Plan of Operation

Overview of Significant Matters

         Forward looking statements made in this report relate to the demand for technical employees, expected revenue growth, realizability of backlog, competition for new government contracts, development of commercial products and services, deferred tax assets, receivables and collections, and the viability of a strategic start up. All forward looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward looking statements contained herein as a result of competition, agency funding limitations, other factors relating to government contracting, ability to attract and retain technical and management personnel, commercial opportunities, financing, and other factors described in "Certain Factors That May Affect Future Results of Operations and/or Stock Price."

                          Year Ended December 31, 1999
                            Quarterly Results Summary
                    (In thousands, except for per share data)

                               First    Second    Third    Fourth     Total
Revenues                      $2,790    $2,777   $2,901    $2,627   $11,095
Costs and Expenses             2,563     2,573    2,820     2,615    10,571
Other and Tax Provision           75        65       29       (29)      140
Net Income                       152       139       52        41       384
Diluted Net Income per share     .03       .02      .01       .01       .07

         Teknowledge revenue for the year ended December 31, 1999 was $11,094,672 and net income was $383,539, or 3.5% of revenues. Approximately 85% of the revenues were from agencies of the Federal Government and the balance of 15% was from eCommerce services and products. While government revenues are still a substantial part of the revenue base, they declined overall about $2.6 million from 1998's level. Late in 1998, the government initiated a cutback on some DARPA programs that started to have an effect on Teknowledge revenues in early 1999. In response to these cutbacks, the Company allowed employee headcount to decline by attrition until new contracts were awarded. In the third quarter of 1999, the Company recruited Rodney Robinson to head the eCommerce business unit. The eCommerce unit was successful in securing several new contracts in Q3 and eCommerce revenues have improved in successive quarters, accounting for over 29% of the revenues in fourth quarter 1999 and 15% of the total revenues in 1999. This is in sharp contrast to the eCommerce revenue in 1998, which totaled less than 1% of revenues for the entire year. If this trend continues, the contribution of eCommerce products and services could surpass government revenues in 2000.

         Teknowledge expects to continue to be an active competitor for government sponsored R&D projects in the future. Almost 96% of the current backlog of over $18,000,000 is for government sponsored R&D contracts. Some of the government contract related backlog is associated with services provided over several years. As long as the government continues to solicit R&D contracts in areas that favor Teknowledge's expertise and strategic technical directions in areas such as Internet security, distributed systems, web-based training, or knowledge systems, the Company will actively pursue these opportunities. This R&D work may lead to new patents, software solutions, services expertise, or a foundation for innovative commercial Internet products.

         Teknowledge's commercial business is growing faster than the government business, and it is likely that commercial revenues will exceed government revenues in coming years. Commercial revenues were approximately 29% of fourth quarter 1999 revenues compared to less than 1% in the comparable quarter of 1998. Generally, the net margin on the government business is limited by government negotiated and regulated fee arrangements. Fees rarely exceed 8% and are often much less because of predetermined limits and cost exclusions contained in the government regulations. Commercial margins, on the other hand, are not constrained by government regulations and are potentially more lucrative in the long run. Because the eCommerce unit is relatively new, it has yet to achieve its potential margins. The Company experienced slow payments from some commercial vendors in 1999 and elected not to record approximately $275,000 of potential net revenues pending the final outcome of the collection matter. If the arbitration is successful, the Company will report additional revenue in 2000. The Company believes the risk of default is greater with new commercial businesses; therefore, Teknowledge plans to substantially increase its anticipated bad debt reserves in 2000.

         In November 1999, Teknowledge agreed to provide seed money for a new web-based real estate Company, GlobalStake.com, which was spun off from Teknowledge Corporation. GlobalStake.com will provide full service, discounted real estate transactions under the ExploreRealty.com trade name. Teknowledge retained 19.9% of GlobalStake.com consisting of Series A Preferred shares. Teknowledge currently maintains this percentage interest against dilution through a warrant to acquire Common Stock until an IPO or acquisition, and also has an aggregate liquidation preference over common shares. As long as Teknowledge owns less than 20% of GlobalStake.com, the Company will account for the investment in GlobalStake.com using the cost method. Teknowledge expects to provide: (1) approximately $1,200,000 in cumulative seed cash and services; (2) the proprietary information and technology developed in support of the GlobalStake.com business plan; and (3) licenses to practice Teknowledge's patent portfolio. Former Chairman and CEO of Teknowledge, Rick Hayes-Roth, resigned from his position of CEO and Director of the Company and was elected Chairman and CEO of GlobalStake.com. Neil Jacobstein was elected to serve on the GlobalStake.com Board of Directors.

         In 1997 the Company recorded a deferred tax asset of $900,000 that represented the more likely than not expected tax savings which may be realized from its net operating loss carryforwards generated subsequent to the quasi-reorganization. The Company evaluates its earnings prospects in revolving two-year cycles annually, to determine if adjustment to the deferred tax asset balance is necessary. No adjustment was deemed necessary for the year ended December 31, 1999 as a result of this evaluation.

Certain Factors That May Affect Future Results of Operations and/or Stock Price

         Management believes that the market for TekPortal software is a significant new opportunity for the Company and that its eCommerce services business will expand rapidly. The market for Internet software, however, is rapidly evolving, and characterized by an increasing number of market entrants who have introduced or are developing competing software products and services. As is typical for a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. In spite of this, the stock market for eCommerce and Internet companies has experienced a large wave of speculative investment. Further, aspects of the Internet (including security, privacy, reliability, cost, ease of use, and quality of services) are undergoing rapid evolution that may affect the use of the Internet in general, and Internet information aggregation software in particular. In addition, for new dot.com customers, the Company is exposed to a higher risk of bad debt and slower collections, compared to reliable government customers. The demand for some new Internet software will depend upon broad acceptance of new methods of conducting business and exchanging information over the Internet. The demand for products developed by the Company cannot be determined, nor can the viability of these products be determined at this time due to the explosive growth and competitive nature of the market. As the market continues to change, there can be no assurance that the Company will be able to recruit or retain the technical staff to develop and bring to market products that will gain market acceptance or generate significant revenue or profits. If the TekPortal(TM) or other product markets develops more slowly than expected, becomes saturated with competitors, or if the Company's products do not achieve market acceptance, the Company's business, financial condition, and results of operations may be materially and adversely affected.

         Teknowledge plans to grow its business by investing in TekPortal(TM), and by expanding into additional product or service offerings. This may require significant additional expense and could strain technical, management, financial, and operational resources. New competitors can enter the market for TekPortal(TM) and other Internet solutions business. The Company's gross margins in new business areas may be lower than in existing business activities, and it may not be able to expand or maintain operations in a cost-effective or timely manner. If a number of customers do not receive new products or services favorably, it could hurt the Company's reputation and delay future expansion.

        The  majority  of   Teknowledge's   service  revenue  is  derived  from
government R&D contracts, and the Company has historically been profitable in that business. However, dependence on government contracts can be risky because the contracts are subject to administrative, legislative, and political interruptions, which may jeopardize the flow of funds. There can be no assurance that the government will continue to seek services at the current level in the future. Another uncertainty is that the Company's revenues, costs and earnings on government contracts are determined based on estimated overhead rates derived from forecasted annual costs. The Company's actual experience in headcount growth, billable efficiency, and costs may vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made on a cumulative basis whereby the resulting revenue and income effects are recognized in the period of the adjustments.

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

         Another uncertainty in providing services is the Company's ability to attract and retain sufficient technical staff to meet the demands of new orders. The Company recognizes that the loss of one or more key management and technical personnel could adversely affect aspects of the Company's business. The Company relies on its executives and business unit managers for the acquisition and negotiation of new business, the management of services contracts and product development, and the management of on-going operations. The Company believes that its future success depends on attracting and retaining highly skilled technical personnel and other employees.

         In summary, the Company's operating results and stock price are affected by a wide variety of factors, including successful commercialization of the Company's products, government intervention, competition, ability to staff, retain, and recruit key employees, financing and collections, and general economic and market conditions.


Results of Operations

         1999 compared to 1998

         Revenues  in 1999 were  $11,094,672  compared to  $12,200,849  in 1998.
Government revenues were $9,471,449, or 85% of total revenue, compared to 99% of revenue in 1998. Government revenues fell in 1999 by approximately $2.6 million over the previous year because of government initiated funding reductions in certain DARPA programs that began in late 1998. As a consequence of these reductions and the scheduled completion of some task orders, not all of the project overhead costs were absorbed into revenue in 1999. Revenues from commercial enterprises rose to $1,623,223, or approximately 15% of total revenues, in 1999. Commercial revenue improved to 29% of revenues in fourth quarter 1999. The Company experienced some slow payments from vendors and elected not to record about $275,000 of net revenues at year-end, pending final resolution of the collection matter. A favorable outcome from the arbitration will have a positive impact on 2000's results. The Company believes the demand for government services may grow slowly in 2000; however, the demand for eCommerce related services is expected to grow rapidly. The Company is currently seeking new employees to fill technical openings in both areas. A large proportion of the technical support base for eCommerce operations is provided by outside consultants and it is anticipated that this trend will continue in the future. The use of outside consultants allows the company to expand or constrict its operations quickly both inside and outside the U.S.

         The Company typically recognizes revenue from commercial contracts on a percentage of completion basis. This may result in timing difference between the amount of revenue recognized on an accrual basis vs. the amount billed in the customer invoice, which is subject to separate determination based on an analysis of certain deliverables and milestones. The difference between the revenue recognized on a percentage of completion basis and the amount billed the customer is recorded in account receivable as unbilled receivables. At December 31, 1999, approximately 60% of unbilled receivables were for commercial contracts and 40% for government contracts. Subsequent to year-end close, most of the government unbilled receivables and a substantial amount of commercial receivables were billed to customers.

         Cost of revenues decreased 14% to $7,049,550 in 1999 from $8,244,290 in 1998. The decrease was mostly attributable to the aforementioned decline in government contracting and an increase in company-sponsored R&D investment. Cost of revenues in 1999 was 64% of revenues as compared to 68% in 1998. The Company has decided to increase its bad debt reserves for eCommerce contracts in 2000 to approximately 5% of estimated sales as a consequence of its experience with some customers in 1999.

         General and administrative costs were $2,410,001 and $2,373,789 in 1999 and 1998, respectively. The Company experienced cost increases related to office rents, salary and fringe expenses, legal and accounting costs, and insurance fees. Overall, general and administrative costs were relatively stable between years. General and administrative costs rose to 22% of revenue in 1999, as compared to 19% of revenues in 1998.

         Sales and marketing costs fell $258,871 to $512,040 in 1999, compared to $764,911 in 1998. During the first half of 1999, the Company was actively recruiting for an eCommerce manager. The new manager was hired in third quarter 1999, new commercial customers were developed, and a technical team was assembled to do the work. Most of the costs incurred for sales and marketing were incurred in the last half of 1999, accounting for the drop in expenditures between comparable periods. The Company's sales and marketing efforts include applications engineering and technical support, direct sales efforts, as well as trade shows, demonstrations, and other traditional marketing activities.

         The Company expended $599,231 on internally funded research and development ("R&D") in 1999 and $132,501 in 1998. The Company concentrates in the development of commercial products for the Internet, which it hopes to introduce as new products in the future. In special circumstances with strategic value, the Company may accept partial funding of R&D efforts from other government agencies, e.g., NIST, to fund some of its R&D efforts. The Company has a two-year commitment to provide cost sharing on the NIST Courseware Factory project at approximately the same level as 1999. The NIST contract started in late 1998. The Company expects to maintain or expand R&D expenditures for at least the next two years. The majority of the Company's R&D expenditures are funded externally through government projects (and recorded as cost of revenues), which are expected to provide new technology and intellectual property. The Company also capitalized $185,460 and $267,046 of computer software development costs in the years ended December 31, 1999 and 1998, respectively.

         Interest income was $112,637 in 1999 versus $102,945 in 1998. The increase was primarily due to increased cash balances during the year. Other income and expense increased to $2,744 in 1999 from $2,065 in 1998.

         The Company has reflected, as a reduction to the provision for income taxes, the benefit from tax losses generated subsequent to the date of the quasi-reorganization in 1992. As of December 31, 1999, the Company has utilized essentially all tax losses generated subsequent to the date of the quasi-reorganization. Any subsequent realization of tax benefits existing at the date of the quasi-reorganization, will be recorded as an adjustment to additional paid-in-capital. Accordingly, the Company expects that its provision for income taxes and its effective income tax rate for book purposes will be approximately 40% in 1999; however, the cash liability for income taxes is not expected to change as a result of the utilization of tax losses existing at the date of the quasi-reorganization nor is there expected to be any material cash outlays from the current tax period (see Notes 1 and 6 of Notes to Consolidated Financial Statements).

         In 1999, Teknowledge's net income was $383,539, or $0.07 diluted earnings per share; and was $785,620, or $0.14 diluted earnings per share for 1998. The 1998 net income reflected a much lower tax rate. Although the Company still has large tax loss carryforward credit, it has utilized essentially all tax losses generated subsequent to the 1992 quasi-reorganization. Commencing 1999, the company has increased its effective tax rate for reporting purposes to 40% of taxable income. This change is reflected as a reduction in the 1999 financial results. As a result of the change in tax reporting treatment, 1999 net income was reduced by approximately $250,000 over the comparable period.

However, because of the large tax loss credits remaining, this was only a reporting change, and there was no cash impact to the Company.

Liquidity and Capital Resources

         As of December 31, 1999, unused sources of liquidity of the Company were $1,951,393 in cash and cash equivalents, a decrease of $426,997 over the previous year. The Company generated cash of $226,770 from its operating activities and $174,326 from issuance of common stock to employees exercising their stock options. It invested $185,460 for developing capitalized software and $139,373 for purchases of computer equipment and other improvements. The Company expended $291,494 to repurchase company stock in the open market and invested $211,766 in GlobalStake.com as of the end of 1999.

         The Company believes that the present level of cash and cash equivalents and borrowing capacity is adequate to service the Company's short-term liquidity needs in 2000. The Company is contractually committed to provide approximately $1,000,000 of seed money to GlobalStake.com in 2000. It is anticipated that this requirement will be spread over a period of at least six months in approximately equal increments; however, there can be no assurance that the cash requirements of GlobalStake.com will be incurred in the planned increments. Given this uncertainty, coupled with expanding cash requirements of the eCommerce business unit, it is possible that the Company will have to borrow on its line of credit to provide a supplemental level of cash reserves in the first half of 2000.

         The Company has an unsecured line of credit from a financial institution in the amount of $2,000,000. The Company may borrow up to the lower of 60% of the receivable base or $2,000,000 at a rate of one percent over Prime. The line is subject to certain covenants and maintenance requirements that have been fulfilled. The line expires in December 2000 and is renewable. The Company did not utilize the credit line in 1999.

Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in market value being charged against earnings in each period. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" to defer the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. To date, the Company has not entered into any derivative financial instrument contracts. Thus the Company anticipates that SFAS No. 133 will not have a material impact on its consolidated financial statements.

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the second quarter of 2000. We do not expect the adoption of SAB 101 to have a material impact on our consolidated results of operations and financial position.

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

                                    PART III
--------------------------------------------------------------------------------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 15(a) of the Exchange Act

           The information required by Item 9 regarding directors of the Company is incorporated herein by reference to the sections entitled "Election of
Directors" included in the definitive proxy statement for the Company's 2000 Annual Meeting of Stockholders (the "2000 Annual Meeting Proxy Statement"). Information regarding executive officers is included in Part I under the heading "Executive Officers". Information required by Rule 405 is incorporated by reference to Section entitled "Compliance with Section 16(b) reporting requirements" in the 2000 Annual Meeting Proxy Statement.

Item 10.   Executive Compensation

           The information required by Item 10 is incorporated herein by reference to the section entitled "Executive Compensation and Other Matters" and "Proposal 1: Election of Directors - Directors Compensation" included in the 2000 Annual Meeting Proxy Statement.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

           The information required by Item 11 is incorporated herein by reference to the section entitled "Security Ownership" included in the 2000 Annual Meeting Proxy Statement.

Item 12.   Certain Relationships and Related Transactions

           The information required by Item 12 is incorporated herein by reference to the section entitled "Certain Relationships and Other Transactions" included in the 2000 Annual Meeting Proxy Statement.

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

Exhibit No.                Description

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

       10.5 Change of Control Agreement, dated November 21, 1994, between the Company and Frederick Hayes-Roth and Neil Jacobstein (1)

       10.6 Stock Option Agreement between the Company and Frederick Hayes-Roth, dated March 30, 1995 (5)

       10.7 Stock Option Agreement between the Company and Neil Jacobstein, dated March 30, 1995 (5)

       10.8        Teknowledge Corporation 1998 Stock Option Plan (3)

       10.9 Executive Compensation Plan, adopted by resolution of the Company's Compensation Committee, dated November 22, 1999

       10.10       Contract Agreement with GlobalStake.com, dated
                   November 22, 199

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

         For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-27291, 33-77874, 33-78984, 33-82720, 333-00261, and 333-67623.

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

                                        Teknowledge Corporation


Date:  March 30, 2000                    By: /s/ Neil A. Jacobstein
                                             ------------------------
                                             Neil A. Jacobstein
                                             Chairman of the Board of Directors

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Name                        Capacity                     Date
           ----                        --------                     ----

/s/ Neil A. Jacobstein             Chairman of the Board         March 30, 2000
------------------------------     of Directors, President &
Neil A. Jacobstein                 Chief Executive Officer
                                   (Principal Executive
                                   Officer)

/s/ Dennis A. Bugbee               Director of Finance,          March 30, 2000
------------------------------     Treasurer and Secretary
Dennis A. Bugbee                   (Principal Financial and
                                   Accounting Officer)

/s/ Lawrence Druffel               Director                      March 30, 2000
------------------------------
Lawrence Druffel

/s/ Benedict O'Mahoney             Director, Vice President,     March 30, 2000
------------------------------     Administration and
Benedict O'Mahoney                 Legal Affairs

/s/ General Robert T. Marsh        Director                      March 30, 2000
------------------------------
General Robert T. Marsh (Ret.)

/s/ James C. Workman               Director                      March 30, 2000
------------------------------
James C. Workman

                          ANNUAL REPORT ON FORM 10-KSB

                   ITEM 7, ITEM 13(a)(1) and (2), (c) and (d)

                          LIST OF FINANCIAL STATEMENTS

                                CERTAIN EXHIBITS

                              FINANCIAL STATEMENTS

      AS OF DECEMBER 31, 1999 AND FOR THE TWO YEARS ENDED DECEMBER 31, 1999

                             TEKNOWLEDGE CORPORATION

                              PALO ALTO, CALIFORNIA

                             TEKNOWLEDGE CORPORATION

                       FORM 10-KSB - ITEM 13(a)(1) and (2)

                    LIST OF CONSOLIDATED FINANCIAL STATEMENTS



The following consolidated financial statements of Teknowledge Corporation are included in Item 7:

                                                                            Page

Report of Independent Public Accountants                                      22

Consolidated Balance Sheet - December 31, 1999                                23

Consolidated Statements of Operations and Comprehensive Income
- Years ended December 31, 1999 and 1998                                      24

Consolidated  Statements of Stockholders' Equity - Years ended
December 31, 1999 and 1998                                                    25

Consolidated Statements of Cash Flows - Years ended
December 31, 1999 and 1998                                                    26

Notes to Consolidated Financial Statements                               27 - 38

                    Report Of Independent Public Accountants



To Teknowledge Corporation:


We have audited the accompanying consolidated balance sheet of Teknowledge Corporation (a Delaware Corporation) and subsidiary as of December 31, 1999, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the years ended December 31, 1999 and 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teknowledge Corporation and subsidiary as of December 31, 1999, and the results of their operations and their cash flows for the years ended December 31, 1999 and 1998 in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP
Arthur Andersen LLP



San Jose, California
March 17, 2000

                             TEKNOWLEDGE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 1999


                              ASSETS

                                                                     December 31,
                                                                         1999
                                                                     --------------
Current assets:

    Cash and cash equivalents                                      $     1,951,393
                                                                     --------------
    Receivables:
       Customer - billed, net of allowance of $10,000                    2,028,953
       Customer - unbilled                                               1,234,189
                                                                     --------------
           Total receivables                                             3,263,142

    Deferred tax asset, short-term                                         400,000
    Deposits and prepaid expenses                                           75,692
                                                                     --------------
       Total current assets                                              5,690,227
                                                                     --------------

Capitalized software development costs, net of accumulated
    amortization of $104,485                                               359,743
                                                                     --------------

Fixed assets, at cost
    Computer and other equipment                                         3,078,647
    Furniture and fixtures                                                 112,647
    Leasehold improvements                                                 838,398
                                                                     --------------
                                                                         4,029,692
    Less:  Accumulated depreciation and amortization                    (3,652,857)
                                                                     --------------
                                                                           376,835
Deferred tax asset, long-term                                              500,000
Other assets, long-term (note 12)                                          241,162
                                                                     --------------

Total assets                                                       $     7,167,967
                                                                     ==============

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
    Accounts payable                                               $       747,404
    Payroll and related liabilities                                        659,752
    Other accrued liabilities (Note 3)                                     221,159
                                                                     --------------
       Total current liabilities                                         1,628,315

Commitments and contingencies (Notes 4 and 11)

Stockholders' equity:
    Preferred  stock,  $.01 par value,
       authorized 2,500,000  shares,  Series A
       Convertible Preferred Stock, none issued                                  -
    Common stock, $.01 par value, authorized
       25,000,000 shares, 5,302,540 shares issued and
       5,257,470 shares outstanding at December 31, 1999                    53,025
    Additional paid-in capital                                           1,795,402
    Retained earnings since January 1, 1993
       (following quasi-reorganization)                                  3,872,322
    Less: Treasury stock, at cost                                         (181,097)
                                                                     --------------
       Total stockholders' equity                                        5,539,652
                                                                     --------------

Total liabilities and stockholders' equity                         $     7,167,967
                                                                     ==============

The accompanying notes are an integral part of this consolidated financial statement.

                                TEKNOWLEDGE CORPORATION
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                AND COMPREHENSIVE INCOME


                                                        Years Ended December 31,
                                                        ------------------------
                                                        1999           1998
                                                        ----           ----

            Revenues                           $   11,094,672 $   12,200,849
                                                 -------------  -------------
            Costs and expenses:
             Cost of revenues                       7,049,550      8,244,290
             General and administrative             2,410,001      2,373,789
             Sales and marketing                      512,040        764,911
             Research and development                 599,231        132,501
                                                 -------------  -------------
              Total costs and expenses             10,570,822     11,515,491
                                                 -------------  -------------
              Operating income                        523,850        685,358
            Interest and other income, net            115,381        105,010
                                                 -------------  -------------
            Income before tax                         639,231        790,368
            Provision for income tax                  255,692          4,748
                                                 =============  =============
            Net income                         $      383,539 $      785,620
                                                 =============  =============

            Net income per share:
                                - Basic        $         0.08 $         0.16
                                                 =============  =============
                                - Diluted      $         0.07 $         0.14
                                                 =============  =============

            Shares used in computing net income per share:
                                - Basic             5,050,386      4,887,910
                                                 =============  =============
                                - Diluted           5,795,717      5,763,361
                                                 =============  =============




The accompanying notes are an integral part of these consolidated financial statements.


                             TEKNOWLEDGE CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                     Common Stock       Additional
                                  Shares       Par       Paid-in      Retained     Treasury
                                  Issued      Value      Capital      Earnings       Stock      Total
                                  ------      -----      -------      --------       -----      -----
Balance, December 31, 1997       4,796,543 $   41,608 $ 1,415,270 $    2,703,163 $         - $4,160,041

Exercise of stock options          158,839      7,942      95,020              -           -    102,962

Net income                               -          -           -        785,620           -    785,620

Distribution of cash for
   fractional shares due to
   reverse stock split                (428)         -      (1,921)             -           -     (1,921)

Reversal of portions of
   provisions made prior to
   quasi-reorganization for
   restructuring reserve                 -          -      45,611              -           -     45,611
                                 ----------  ---------  ----------  -------------  ----------  ---------

Balance, December 31, 1998       4,954,954     49,550   1,553,980      3,488,783           -  5,092,313

Repurchase of common stock               -          -           -              -    (291,494)  (291,494)

Exercise of stock options          347,586      3,475      60,454              -     110,397    174,326

Net income                               -          -           -        383,539           -    383,539

Realization of net operating
   loss carryforwards established
   prior to quasi-reorganization         -          -     180,968              -           -    180,968

                                 ----------  ---------  ----------  -------------  ----------  ---------

Balance, December 31, 1999       5,302,540 $   53,025 $ 1,795,402 $    3,872,322 $  (181,097) $5,539,652
                                 ==========  =========  ==========  =============  ==========  =========

      The accompanying notes are an integral part of these consolidated financial statements.


                                  TEKNOWLEDGE CORPORATION
                           CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                       Years Ended December 31,
                                                                       ------------------------
                                                                       1999             1998
                                                                       ----             ----
Cash flows from operating activities:
  Net income                                                 $      383,539   $      785,620
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                    359,839          319,578
   Deferred income taxes                                            180,968                -
   Changes in assets and liabilities:
    Receivables                                                    (729,359)        (245,030)
    Deposits and prepaid expenses                                    11,167          (18,350)
    Accounts payable                                                 86,083          (41,577)
    Accrued liabilities                                             (65,467)        (229,959)
                                                               -------------    -------------
   Net cash provided by operating activities                        226,770          570,282
                                                               -------------    -------------

Cash flows from investing activities:
  Investment in GlobalStake                                        (211,766)               -
  Capitalization of software development costs                     (185,460)        (267,046)
  Purchase of fixed assets                                         (139,373)        (198,122)
                                                               -------------    -------------
   Net cash used for investing activities                          (536,599)        (465,168)
                                                               -------------    -------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                            174,326          102,962
  Redemption of fractional shares from reverse stock split                -           (1,921)
  Repurchase of common stock                                       (291,494)               -
                                                               -------------    -------------
   Net cash provided by (used for) financing activities            (117,168)         101,041
                                                               -------------    -------------
Net increase (decrease) in cash and cash equivalents               (426,997)         206,155
Cash and cash equivalents at beginning of period                  2,378,390        2,172,235
                                                               -------------    -------------
Cash and cash equivalents at end of period                   $    1,951,393   $    2,378,390
                                                               =============    =============
Supplemental disclosure of cash flow information:
Cash paid for income taxes                                   $       18,200   $        8,644


  The accompanying notes are an integral part of these consolidated financial statements.


                             TEKNOWLEDGE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


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

                  The Company is in the Internet knowledge system business. Almost all of the Company's projects involve processing application knowledge and distributing it over the Internet. The Company leverages its core competencies in knowledge-based systems and large-scale distributed object-oriented software with the expanding opportunities presented by the Internet and the World Wide Web. The Company provides software products and consulting services for government and commercial applications. The application areas are addressed by five program areas: Distributed Systems Engineering, Situation Assessment and Data Fusion, Education & Training Technologies, Information Assurance, and Electronic Commerce ("eCommerce") Systems.

                  The Company recognizes that the continued success of its business is dependent on key management and technical personnel, the loss of one or more of whom could adversely affect the Company's business. The Company is also subject to risks inherent to companies at a similar stage of development, including the successful commercialization of the Company's products, competition from larger companies with financial resources greater than the Company, the ability to retain and attract employees, and capital and financing needs.

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

         Principle of Consolidation

                  The consolidated financial statements include the accounts of Teknowledge Corporation and its wholly owned subsidiary, Teknowledge Federal Systems, Inc. All significant intercompany transactions and balances have been eliminated.

                             TEKNOWLEDGE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


2.       Summary of Significant Accounting Policies (cont'd)

         Cash and Cash Equivalents

                  The Company considers all highly liquid investments, with original maturity dates of less than 90 days, as cash equivalents. As of December 31, 1999, the Company's funds were invested almost entirely in money market instruments at various institutions.

         Unbilled Receivables

                  Unbilled receivables represent differences between billings and revenues recognized on cost-type government contracts and certain eCommerce services. The unbilled amounts primarily represent (i) timing differences between incurred costs and billed costs, or (ii) a portion of the earned fee held back as retention until the contract is completed and the final indirect overhead rates have been determined. A substantial portion of the retained fee may be billed to the government after the final indirect rates are submitted to the government; however, they are subject to future review and approval by the Defense Contract Audit Agency. The Company has received final overhead rate approval for costs incurred through December 31, 1997.

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

         Capitalized Software Development Costs

                  Teknowledge capitalizes software development costs starting from the point technological feasibility is determined and continuing until the general availability of the product. During 1999 and 1998, software development costs of $185,460 and $267,046 were capitalized, respectively. Amortization costs were $92,923 in 1999 and $27,238 in 1998.

                  The Company's policy is to amortize capitalized software development costs by the greater of (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product which is three years.

         Fixed Assets

                  Equipment and improvements, which include assets under capital leases, are depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Maintenance and repairs are charged to expense as incurred. Leasehold improvements are amortized over the shorter of the useful life or the remaining lease term.

                             TEKNOWLEDGE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


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

                  In 1999, approximately 85% of the Company's revenues were recorded in connection with U.S. Government contracts, principally of the cost-plus-fixed-fee type, compared to approximately 99% in 1998. These contracts are predominantly funded by the Defense Advanced Research Projects Agency (DARPA) and administered by various government agencies.

                  For the year ended December 31, 1999, the DARPA Information Technology Office and Information Systems Office were the sponsors of the Company's three largest government contracts accounting for 58% of government revenue. For the year ended December 31, 1998, a classified customer was the sponsor of the Company's largest government contract, accounting for approximately 17% of total revenues. The DARPA Information Technology Office and Information Systems Office were the sponsors for the second and third largest government contracts; each contributed 14% of total revenues.

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

                             TEKNOWLEDGE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


2.       Summary of Significant Accounting Policies (cont'd)

         Treasury Stock

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

         Earnings Per Share

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

                  A summary of the earnings per share calculation for each of the two years ended December 31, 1999 and 1998 is as follows (in thousands, except per share amounts). All share amounts have been adjusted for the effect of the one-for-five reverse stock split effective December 22, 1998.

                                                                                  1999           1998
                                                                                  ----           ----
                  Basic earnings per share:
                      Net income                                             $     384       $    786
                                                                             ---------       --------
                      Weighted average common shares                             5,050          4,888
                                                                             ---------       --------
                  Basic earnings per share                                   $    0.08       $   0.16
                                                                             =========       ========

                  Diluted earnings per share:
                      Net income                                             $     384       $    786
                                                                             ---------       --------
                      Weighted average common shares                             5,050          4,888
                      Weighted average common shares equivalent:
                           Options                                                 746            875
                                                                             ---------       --------
                      Diluted weighted average common shares                     5,796          5,763
                                                                             ---------       --------
                  Diluted earnings per share                                 $    0.07       $   0.14
                                                                             =========       ========

         Accounting for Stock-Based Compensation

                  The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation." The adoption did not have a significant effect on the Company's results of operations as the Company continues to apply the principles of Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for the Company's stock plans.

                             TEKNOWLEDGE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


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

         Recent Accounting Pronouncements

                  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in market value being charged against earnings in each period. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" to defer the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. To date, the Company has not entered into any derivative financial instrument contracts. Thus the Company anticipates that SFAS No. 133 will not have a material impact on its consolidated financial statements.

                  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements". SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the second quarter of 2000. We do not expect the adoption of SAB 101 to have a material impact on our consolidated results of operations and financial position.

                             TEKNOWLEDGE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


3.       Other Accrued Liabilities

                  Other Accrued liabilities as of December 31, 1999 consist of the following:

         Provision for contract charges                            $     100,000
         Accrual for professional services                                64,552
         Accrual for income taxes                                         55,315
         Miscellaneous                                                     1,292
                                                                   -------------
                                                                   $     221,159
                                                                   =============

4.       Commitments

                  The Company leases its facilities and certain equipment under operating leases. As of December 31, 1999, the Company had active leases in the following locations:

                            Location                          Date Lease Expires
                            --------                          ------------------
                            Palo Alto, California                  April 4, 2002
                            San Diego, California                   May 31, 2000
                            Arlington, Virginia                    June 30, 2001
                            Fairfax, Virginia                      June 30, 2002

         The remaining obligations under these leases are as follows:

                                                   Year Ending
                                                  December 31,
                                                  ------------
                            2000                   $   611,453
                            2001                       591,424
                            2002                       162,604
                                                   -----------
                                                   $ 1,365,481
                                                   ===========

                  Rent expense for the years ended December 31, 1999 and 1998 totaled $645,870 and $504,111, respectively.

5.       Line of Credit

                  The Company has a $2,000,000 unsecured line of credit agreement with a bank. The line expires in December 2000 and can be extended from year to year. The Company can borrow up to 60% of the eligible receivables base or $2,000,000, whichever is lower. The maximum rate that may be charged is one percent over the bank's prime rate (8.25% at December 31, 1999). The agreement includes certain financial covenants and disclosure requirements that were met during the year. The line was not utilized in 1999.

                             TEKNOWLEDGE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


6.       Income Taxes

                  The Company accounts for income taxes in accordance with SFAS No. 109, "Accounting for Income Taxes." SFAS No. 109 is an asset and liability approach for computing deferred income taxes based on enacted tax laws and rates applicable to the period in which the taxes become payable.

                  The Company has reflected as a reduction to the provision for income taxes the benefit from tax losses generated subsequent to the date of the quasi-reorganization (see Note 1). The provision for income taxes differs from the statutory U.S. Federal income tax rate due to the following:

                                                            1999          1998
                                                            ----          ----
         Provision at U.S. statutory rate                   35.0%        34.0%
         State income taxes, net of other Federal benefit    5.8          6.1
         Other                                              (0.8)           -
         Change in valuation allowance                         -        (39.5)
                                                            -----        -----
         Provision for income taxes                         40.0%         0.6%
                                                            =====        =====


                  The components of the net deferred income tax asset as of December 31, 1999 are as follows:

         Net operating loss carryforwards                  $   23,487,194
         Cumulative temporary differences                         256,429
         Tax credit carryforwards                                 783,894
                                                           --------------
                                                               24,527,517
         Valuation allowance                                  (23,627,517)
                                                           --------------
         Net deferred income tax asset                     $      900,000
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

                  At December  31,  1999,  the Company  had net  operating  loss carryforwards of approximately  $67 million  available to offset future
         Federal taxable income. Any subsequent realization of tax loss carryforwards that existed at the date of the quasi-reorganization will be recorded as an adjustment to additional paid-in-capital. These loss carryforwards expire through the year 2009. The availability and timing of the amount of prior losses to be used to offset taxable income in future years may be limited due to various provisions, including any change in ownership interest of the Company resulting from significant stock transactions.

                  Realization of the net deferred tax asset of $900,000 as of December 31, 1999 is dependent on generating sufficient taxable income to offset future deduction of the related items. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

                             TEKNOWLEDGE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


7.       401(k) Plan

                  The Company has a 401(k) plan covering all of the Company's regular employees. Participants in the plan may make a contribution as a percentage of their gross wages subject to the applicable government limits. Effective January 1, 1999, the Board of Directors amended the Plan, and increased the Company matching provision of eligible wages from 4% to 5%. The Company matching contribution vests at 20% a year over a five-year period. The Company contributed $200,201 and $143,333 to the plan during 1999 and 1998, respectively.

8.       Executive Compensation Plan

                  The Chief  Executive  Officer of the Company has an employment agreement with the Company dated November 22, 1999 for the year 2000. Besides base compensation, this agreement includes an incentive compensation plan with target objectives established in the six strategic categories of cash flow, profitability, bookings, eCommerce, licensing fees, and GlobalStake.com performance, which will be determined and assessed by the Board of Directors to a maximum of 120% of base salary.

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

                  Had   compensation   cost  for  these  plans  been  determined
         consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts:

                                                         1999          1998

         Net Income      As Reported                  $383,539      $785,620
                         Pro Forma                    $135,799      $681,737

         Diluted EPS     As Reported                     $0.07         $0.14
                         Pro Forma                       $0.02         $0.12

                  Because the SFAS No. 123 method of accounting has not been applied to options granted prior to January 1, 1995, the resulting pro forma compensation cost may not be representative of that to be expected in future years.

                             TEKNOWLEDGE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


9.       Stock-Based Compensation Plans (cont'd)

                  The Company may grant options for up to 1,546,636 shares under the 1998 Plan to employees. The Company has granted options for 337,600 shares ($3.50 - $5.38 per share) and 347,900 shares ($2.15 - $8.60 per share) in 1999 and 1998, respectively, and has reserved for issuance a total of 1,127,426 shares through December 31, 1999. The Board of Directors has granted options to employees that are either incentive stock options ("ISO") or non-statutory stock options ("NSO"). For ISO, the exercise price of the common stock options granted under the 1998 Plan may not be less than the fair market price on the date of grant. For NSO, the exercise price of the common stock may not be less than 85% of the fair market price of the common stock on the date of grant. Options that have been granted normally vest in quarterly increments starting the second year of a four-year term and expire ten years after the grant date. The 1998 Stock Option Plan is scheduled to expire in April 2008.

                  The aggregate number of shares issued under the Directors' Plan may not exceed 100,000 shares of Common Stock. 38,000 shares were available for future grant as of December 31, 1999. Under this plan, non-employee directors are entitled to receive annual option grants to purchase 3,000 shares of Common Stock on their initial election to the Board and thereafter on the anniversary date of their election to the Board. Options, which are granted at fair market value, are exercisable one year after the grant date and expire ten years from the grant date. Options to purchase a total of 57,000 shares were outstanding as of December 31, 1999 at $.75 to $8.15 per share and a weighted average of $4.30 per share. Options for 45,000 shares at $.75 to $8.15 per share and a weighted average of $4.24 per share were vested at December 31, 1999. No options were exercised during 1999.

                  A summary of the status of the Company's stock option plans as of December 31, 1999 and 1998 is presented below:

                                                       1999                                   1998
                                          ----------------------------------     -------------------------------
                                                                  Wtd Avg                             Wtd Avg
                                                Shares           Ex Price           Shares           Ex Price
                                          ----------------------------------     -------------------------------
         Outstanding at beg. of year         1,264,899           $   1.44           1,268,516          $ 1.75
         Granted                               349,600               3.98             347,900            2.85
         Exercised                            (372,786)               .47            (158,839)            .65
         Forfeited                            (137,701)              4.32            (192,678)           6.59
                                          ------------                              ---------
         Outstanding at end of year          1,104,012               2.10           1,264,899            1.44

         Exercisable at end of year            591,749                .98             890,482             .91
         Weighted average fair value
          of options granted                     $3.98                                  $2.26


                             TEKNOWLEDGE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999


9.       Stock-Based Compensation Plans (cont'd)

                  The following table summarizes information about stock options outstanding at December 31, 1999:

                                          Options Outstanding                           Options Exercisable
         ------------------  -------------------------------------------------    ---------------------------------
                                                       Wtd Avg
                 Range of              Shares      Contractual                                Shares
                Ex Prices         Outstanding             Life       Wtd Avg             Exercisable     Wtd Avg
                    ($'s)            12/31/99          (Years)      Ex Price                12/31/99    Ex Price
         ------------------  -------------------------------------------------    ---------------------------------
             .05  -    1.76              437,957       4.6             .28                    437,957       .28
             1.77 -    3.53              311,955       8.3            2.34                    133,792      2.42
             3.54 -    5.29              342,100       9.7            4.00                      8,000      4.38
             5.30 -    8.82               12,000       8.5            8.15                     12,000      8.15
                             -------------------                                  -------------------
              .05 -    8.82            1,104,012       7.3            2.10                    591,749       .98
                             -------------------                                  -------------------

                  The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 1999 and 1998, respectively; risk-free interest rates of 5.6% and 5.5%; expected lives of 5.5 and 5.5 years; expected volatility of 68% and 100%; and expected dividend yield of 0%.

                  As of December 31, 1999, the following number of shares of Common Stock have been reserved for future issuance under both Plans:

         Teknowledge Corporation 1998 Stock Option Plan            1,127,426
         Stock Option Plan for Non-Employee Directors                 95,000
                                                                  ----------
                                                                   1,222,426
                                                                  ==========

10.      Other Income and Expense

                  The composition of other income and expense is as follows:


                                                         1999          1998
                                                         ----          ----
         Other Income and Expense                $      2,744      $  2,065

                             TEKNOWLEDGE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 1999



11.      Contingencies

         Change of Control - Severance Benefits

                  In the event of a change of control, defined as any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation, the Chief Executive Officer/President of the Company will be entitled to severance benefits to include: (i) full accrued salary and vacation pay, (ii) accrued incentive compensation awarded or determined to be awarded by the Board of Directors, (iii) insurance coverage, (iv) retirement benefits and
         (v) a lump sum severance payment equal to two times the most recent annual salary.

         Rights Agreement

                  On January 29, 1996, the Company's Board of Directors approved a Rights Agreement (the "Plan"). The adoption of the Plan is intended as a means to guard against takeover tactics designed to gain control of the Company without paying all stockholders full and fair value.

                  Under the Plan, stockholders will receive five Rights to purchase one one-hundredth of a share of a new series of Preferred Stock for each outstanding share of the Company's Common Stock of record held at the close of business on February 12, 1996. The Company has effected a one-for-five reverse stock split on December 22, 1998. Pursuant to the Plan, the number of Rights received per share of Common Stock held has been proportionately adjusted to reflect the effect of the reverse stock split.

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

         Legal Proceedings

                  In 1999 the Company offered to sell SAP a license to use the technology related to the Company's Intelligent Configuration Patent Portfolio, a collection of five patents relating to configuration technologies, including the Company's configuration systems patent, Bennett et al. U.S. Patent 4,591,983 (the "'983 patent"). In response to this offer, on October 8, 1999, SAP America, Inc. and SAP Aktiengesellschaft (collectively, "SAP") filed a lawsuit against the Company in the United States District Court for the District of Delaware. The subject matter of the case involves the Company's '983 patent and the configuration technology associated with the SAP R/3 System ("R/3 System"). SAP is seeking a judgment against the Company that the `983 patent is invalid and is not infringed by the R/3 System; an award of attorney fees, costs of suit, and other relief the court may deem just and proper.

                 On October 21, 1999 the Company filed a counterclaim against SAP for patent infringement of two of its patents. The subject of the counter suit is the `983 patent entitled "Hierarchical Knowledge System" and U.S. Patent 4,783,752 entitled "Knowledge Based Processing for Application Programs Using Conventional Data Processing Capabilities." The management of the Company considers the suit brought by SAP to be without merit and intends to defend its patents vigorously. Management believes the ultimate resolution of the above matters may have a positive impact, and will not have an adverse material impact on the Company's financial position and results of operations.

12.      Investments in GlobalStake.com

                  In November 1999, Teknowledge agreed to provide seed money for a new web-based real estate company, GlobalStake.com, which was spun off from Teknowledge Corporation. GlobalStake.com will provide full service, discounted real estate transactions under the ExploreRealty.com trade name. Teknowledge retained 19.9% of GlobalStake.com consisting of Series A Preferred shares. Teknowledge currently maintains this percentage interest against dilution through a warrant to acquire Common Stock until an IPO or acquisition, and also has an aggregate liquidation preference over common shares. As long as Teknowledge owns less than 20% of GlobalStake.com, the Company will account for the investment in GlobalStake.com using the cost method. Teknowledge expects to provide: (1) approximately $1,200,000 in cumulative seed cash and services; (2) the proprietary information and technology developed in support of the GlobalStake.com business plan; and (3) licenses to practice Teknowledge's patent portfolio. Former Chairman and CEO of Teknowledge, Rick Hayes-Roth, resigned from his position of CEO and Director of the Company and was elected Chairman and CEO of GlobalStake.com. Neil Jacobstein was elected to serve on the GlobalStake.com Board of Directors.