Form 10KSB/A
period 1999-12-31
TEKNOWLEDGE CORP
filed 2000-05-01
CIK 716214

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

Part III is replaced in its entirety as follows:
--------------------------------------------------------------------------------
                                    PART III
--------------------------------------------------------------------------------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 15(a) of the Exchange Act

Directors

         The Board of Directors currently consists of five members: Neil A. Jacobstein, Dr. Larry E. Druffel, General Robert T. Marsh (Ret.), Benedict O'Mahoney, and James C. Workman. Dr. Frederick Hayes-Roth and William G. Roth resigned their positions on the Board effective November 22, 1999, and joined the Board of GlobalStake.com, an Internet start-up company spun off by Teknowledge on that date. Benedict O'Mahoney, Corporate Counsel and Vice President of Teknowledge, was elected by the Board in November 1999 to fill the vacancy created by the departure of William G. Roth, and the Board reduced the size of the Board from six to five to eliminate the vacancy created by the resignation of Mr. Hayes-Roth in November 1999. The Board of Directors comprises three classes of directors, each class consisting as nearly as possible of one-third of the Board, with one class of the Board being elected each year. At each annual meeting thereafter, nominees for directors in the class whose term is expiring are voted upon, and upon election, such director would serve a three-year term. At the 1999 Annual Meeting, Neil A. Jacobstein, and William G. Roth were elected as Class II directors to serve a three-year term. At the 1998 Annual Meeting, Dr. Larry E. Druffel and James C. Workman were elected as Class I directors to serve a three-year term. At the 2000 Annual Meeting, Robert T. Marsh, as the nominee for Class III director, is to be elected for a three-year term and until their successors are duly elected and qualified.


--------------------------------------------------------------------------------
                                          Positions                     Director
        Name                    Age       With the Company              Since


Class III Director nominated for election at the 2000 Annual Meeting

        Gen. Robert T. Marsh    75        Director                       1987

Class I Directors whose terms expire at the 2001 Annual Meeting

        Dr. Larry E. Druffel    59        Director                       1997
        James C. Workman        57        Director                       1993

Class II Directors whose term expires at the 2002 Annual Meeting

        Neil A. Jacobstein      45        Chairman of the Board and      1993
                                          Chief Executive Officer

        Benedict O'Mahoney      40        Director                       1999

--------------------------------------------------------------------------------


         Class III Nominee for a Term Expiring in 2003

         The nominee for election has indicated a willingness to serve, but if the nominee should decline or be unable to serve as a Class III director, the proxy holders will vote for the election of another substitute nominee as the Board of Directors recommends.

         General Robert T. Marsh. General Marsh (Retired), 75, was elected a director of American Cimflex Corporation (a predecessor to the Company) in 1987. He served as Chairman of the Board of Thiokol Corporation until his retirement in 1991. Since 1995 he has served as Executive Director of the Air Force Aid Society, a non-profit charitable organization serving the Air Force community. He served as Chairman of the President's Commission on Critical Infrastructure Protection. General Marsh joined the Board of SI International in December 1998 and continues to serve on the Board. General Marsh also serves on the Board of Comverse Infosys Technologies, Inc. and he is a trustee emeritus of MITRE Corporation. General Marsh is Chairman of the Company's Finance and Audit Committee.

         Continuing Class I Directors for a Term Expiring in 2001

         Dr. Larry E. Druffel. Dr. Druffel, 59, was appointed to the Board of Directors in April 1997. Since 1996, he has served as President and a Director of the South Carolina Research Authority (SCRA), a public non-profit organization. He holds a doctorate degree in computer science from Vanderbilt University and a master's degree in computer science from the University of London, and was a director of the Software Engineering Institute at Carnegie-Mellon University from 1986 to 1996. He also served on the Board of Rational Software Corp. from 1986 to 1993. He is Chairman of the Board of the Advanced Technology Institute, and a member of the Board of the South Carolina Technology Alliance, both private non-profit corporations. He served as Director of Computer Software and Systems, Office of Deputy Undersecretary of Defense for Research and Advanced Technology, Washington, DC.

         James C. Workman. Mr. Workman, 57, was appointed Chairman of the Board, Chief Executive Officer, and President of the Company on an interim basis effective October 20, 1992. With the appointment of Dr. Hayes-Roth and Mr. Jacobstein to executive positions in 1993, Mr. Workman resigned from his interim executive officer position but retained a seat on the Board. Mr. Workman is active in several community organizations in Wisconsin. He is a member of the Executive Council and Board of Trustees of the Diocese of Fond Du Lac. He is also a Director of the United Way of Door County. His primary employment is as a self-employed attorney/consultant. Mr. Workman is Chairman of the Human Resources Committee.

         Continuing Class II Directors for a Term Expiring in 2002

         Neil A. Jacobstein. Mr. Jacobstein, 45, is Chairman of the Board, Chief Executive Officer, and President of Teknowledge. He served as President and Chief Operating Officer and a Director of the Company from January 1993 to November 22, 1999, when he was elected to the position of Chairman and CEO. After joining Teknowledge in 1984, Mr. Jacobstein was promoted over a nine year period to: Senior Knowledge Engineer, Manager of the Research and Advanced Development Group, Vice President and General Manager of Research and Advanced Systems Development, and Vice President and General Manager of the Knowledge Systems Division. Mr. Jacobstein initiated Teknowledge's eCommerce business unit in 1996. In 1998, he was appointed to the Technology Advisory Board of the U.S. Army's Simulation, Training, and Instrumentation Command (STRICOM). Prior to joining Teknowledge, Mr. Jacobstein was a Graduate Research Intern and consultant at Xerox PARC, and a Research Associate at CBNS. Since 1992; he has served as the Chairman of the Board of Directors of the Institute for Molecular Manufacturing, a nonprofit organization. He co-founded and serves as a Director of GlobalStake.com. In 1999, Mr. Jacobstein was elected a Henry Crown Fellow in the Aspen Institute's executive leadership program.

         Benedict O'Mahoney. Mr. O'Mahoney, 40, is Vice President, Administration and Legal Affairs of the Company. Mr. O'Mahoney was elected a Director of Teknowledge in November 1999. Mr. O'Mahoney joined the Company in 1996 as Corporate Counsel. From 1991 to 1996, Mr. O'Mahoney practiced intellectual property law and he also served as General Counsel for Slatt Mortgage Company from 1988 to 1995. Mr. O'Mahoney serves on the Board of Directors of the Virtual Reality Education Foundation, a nonprofit organization.

Executive Officers

         The following is certain information regarding the Company's other executive officer who is not a member of the Board of Directors.

         Dennis A. Bugbee, 53, is Director of Finance, Treasurer, and Secretary for the Company. Mr. Bugbee joined the Company in 1990 as the Division Controller for the Knowledge Systems Division in Palo Alto, California. He was promoted to Director of Finance in March 1993 and shortly thereafter to the positions of Treasurer and Corporate Secretary. Prior to joining the Company, Mr. Bugbee held the position of Accounting Manager with TRW's Space and Defense Sector.

Item 10.   Executive Compensation

Summary Compensation

         The following table sets forth the cash compensation paid to the Chief Executive Officer and the four most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 for all services to the Company in the years ended December 31, 1999, 1998, and 1997.

                           SUMMARY COMPENSATION TABLE

                                                        Annual Compensation
--------------------------------------------------------------------------------

Name and Principal Position           Year             Salary            Bonus
                                                        $(1)              $(2)
--------------------------------------------------------------------------------
Frederick Hayes-Roth, Chair, CEO(3)   1999            247,297            89,547
Frederick Hayes-Roth, Chair, CEO      1998            230,123           148,329
Frederick Hayes-Roth, Chair, CEO      1997            208,084            96,769

Neil Jacobstein, Chair, CEO(4)        1999            162,770            64,891
Neil Jacobstein, Pres, COO            1998            152,784            97,585
Neil Jacobstein, Pres, COO            1997            134,692            63,664

Benedict O'Mahoney, VP Adm&Legal      1999            107,086            36,710
Benedict O'Mahoney, VP Adm&Legal      1998             93,608            16,700
Benedict O'Mahoney, VP Adm&Legal      1997             77,745            19,547

Dennis Bugbee, Dir. of Finance        1999            116,383            12,843
Dennis Bugbee, Dir. of Finance        1998            109,172             9,000
Dennis Bugbee, Dir. of Finance        1997             98,635             7,500
--------------------------------------------------------------------------------

(1)     Includes 401(k) deferred compensation and 5% Company matching provision.
(2) The bonuses set forth in this column are generally paid after the conclusion of the annual audit following the year to which they relate.
(3) Dr.Hayes-Roth resigned his positions as Chairman and CEO of Teknowledge on November 22, 1999, but retained his position as Chief Scientist in a part-time capacity.
(4) Mr. Jacobstein was elected Chairman of the Board and Chief Executive Officer on November 22, 1999.


Stock Option Grants and Exercises

         The following tables set forth information regarding the value of options held by the executive officers named in the Summary Compensation Table at December 31, 1999. A total of 337,600 options were granted to employees in 1999.

                      OPTION GRANTS IN LAST FISCAL YEAR(1)

--------------------------------------------------------------------------------------------------------------------
                                                 Number of       % of Total Options
                                                 Securities     Granted to Employees
                                                 Underlying        in Fiscal Year      Exercise or
                                              Options Granted           (%)             Base Price     Expiration
Name                                                (#)                                   ($/Sh)          Date
--------------------------------------------------------------------------------------------------------------------
Frederick Hayes-Roth, Chair, CEO                     -                   -                  -              -
--------------------------------------------------------------------------------------------------------------------
Neil Jacobstein, Chair, CEO                          -                   -                  -              -
--------------------------------------------------------------------------------------------------------------------
Benedict O'Mahoney, VP Adm&Legal                   27,000                8%                3.81         11/23/09
--------------------------------------------------------------------------------------------------------------------
Dennis Bugbee, Dir. of Finance                     20,000               5.9%               3.81         11/23/09
--------------------------------------------------------------------------------------------------------------------

(1) Generally, the right to exercise an option under the Company's 1998 Stock Option Plan (the "Option Plan") vests in quarterly increments over a four-year period commencing on the date of grant. The Option Plan permits the grant of both incentive stock options within the meaning of Section 422 of the Internal Revenue Code, as amended, and nonstatutory stock options. The exercise price of incentive stock options must at least equal the fair value of the Common Stock of the Company on the date of grant. The exercise price of nonstatutory stock options must equal at least 85% of the fair market value of the Common Stock of the Company on the date of grant. The exercise price of incentive stock options or nonstatutory stock options granted to any person who at the time of grant owns stock representing more than 10% of the voting power of all classes of stock of the Company or any parent or subsidiary corporations must be at least 110% of the fair market value of the Common Stock on the date of grant and term of such options cannot exceed ten years.

            AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                              YEAR-END OPTION VALUE

----------------------------------------------------------------------------------------------------------------------
                                                                                                Value of Unexercised
                                                                               Number of        In-the-Money Options
                                                                               Securities              at FYE
                                                 Shares                        Underlying          (Exercisable/
                                                Acquired        Value     Unexercised Options      Unexercisable)
Name                                           on Exercise    Realized           at FYE                 (2)
                                                   (#)           (1)         (Exercisable/
                                                                             Unexercisable)
----------------------------------------------------------------------------------------------------------------------
Frederick Hayes-Roth, Chair, CEO(3)              306,296     $1,149,249           -/-                   -/-
----------------------------------------------------------------------------------------------------------------------
Neil Jacobstein, Chair, CEO (4)                  15,722        $52,896         390,854/-            $1,407,074/-
----------------------------------------------------------------------------------------------------------------------
Benedict O'Mahoney, VP Adm&Legal                                             11,250/40,750        $22,500/$22,000
----------------------------------------------------------------------------------------------------------------------
Dennis Bugbee, Dir. of Finance                      -             -           6250/33,750         $10,000/$22,000
----------------------------------------------------------------------------------------------------------------------



(1) The value realized upon exercise is the difference between the exercise price and the closing bid price at the close of business on the date the stock is exercised.
(2)      The  value  of  unexercised   in-the-money  options  is  determined  by
         multiplying the number of shares under the option by the difference between the December 31, 1999 bid price of $3.75 and the grant price. Of the options granted to executives since the inception of the ISO Plan, only the options granted in 1990 or later were in the money for a total of 408,354 shares.
(3) Dr. Hayes-Roth resigned his positions as Chairman and CEO of Teknowledge on November 22, 1999, but retained his position as Chief Scientist in a part-time capacity.
(4) Mr. Jacobstein was elected Chairman of the Board and Chief Executive Officer on November 22, 1999.

Directors' Compensation

         Directors' Fees. Each non-employee member of the Board of Directors receives cash compensation totaling $10,000, which are paid in quarterly increments of $2,500. In addition to their regular compensation, directors are entitled to be reimbursed for related travel, lodging, and other expenses in attending board and committee meetings.

         Directors' Option Plan. The Company maintains a stock option plan for non-employee directors. The Directors' Option Plan, as amended at the 1995 Annual Meeting of Stockholders, provides that each Eligible Director shall be granted, on the date such director becomes an Eligible Director, an initial option to purchase 3,000 shares of Common Stock, and on the date of each annual meeting thereafter, each continuing Eligible Director shall be granted an additional option to purchase 3,000 shares of Common Stock. Options to purchase 62,000 shares of Common Stock have been granted since the inception of the Directors' Option Plan and 38,000 shares remain to be granted.

Employment Arrangements

         Neil Jacobstein, Chairman of the Board, Chief Executive Officer, and President, has an employment agreement with the Company that provides for an annual base salary of 195,000. The resolutions approved by the Compensation Committee on November 22, 1999, include an incentive compensation plan with target objectives established in the six strategic categories of cash flow, profitability, bookings, e-Commerce products and services, special licensing fees, and GlobalStake.com, which will be determined and assessed by the Board of Directors to a maximum of 120% of his annual base salary. Mr. Jacobstein is also eligible for a possible bonus up to $120,000 as a consequence of his having taken over the position of Chief Executive Officer of the Company, to be earned in monthly increments from December 1999 through May 22, 2000. Mr. Jacobstein has a severance package that entitles him to severance benefits equal to his most recent twelve-month salary and bonus; except in the event of a change of control, defined as any consolidation or merger of the Company, in which the Company is not the continuing or surviving corporation, Mr. Jacobstein will be entitled to severance benefits to include: (i) full accrued salaries and vacation pay, (ii) accrued incentive compensation awarded or determined to be awarded by the Board of Directors, (iii) insurance coverage, (iv) retirement benefits and (v) a lump sum severance payment equal to two times total cash compensation.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

         The following table sets forth certain information concerning the beneficial ownership of Common Stock as of April 26, 2000 by persons known to the Company to own beneficially more than 5% of the Common Stock, by each of the directors of the Company, by each of the executive officers named in the Summary Compensation Table, and by all directors and executive officers of the Company as a group.

   -----------------------------------------------------------------------------
   Name and Address of          Common Stock Owned
   Beneficial Owner               Beneficially(i)               Percent of Class
   -----------------------------------------------------------------------------
   Mark J. Hanna                      267,607(2)                        5.1%
   327 Plaza Real, Suite 319
   Boca Raton, FL 33432

   Dennis A. Bugbee(1)                 53,682(3)                        1.0%
   Larry E. Druffel(1)                  9,000(4)                         *

   Frederick Hayes-Roth               542,552(5)                       10.2%
   1810 Embarcadero Road
   Palo Alto, CA 94303

   Neil A. Jacobstein(1)              680,864(6)                       12.0%
   Robert T. Marsh(1)                  19,000(7)                         *
   Benedict O'Mahoney(1)               14,500(8)                         *
   James C. Workman(1)                 19,000(9)                         *

All Directors and Executive
   Officers of the Company
   as a Group (6 Persons)              796,046(10)                     13.8%
   -----------------------------------------------------------------------------

  (i) All share numbers have been adjusted to give effect to a one-for-five reverse stock split on December 22, 1998
  *      Less than 1%

 (1) The address of all directors and executive officers is the Company's Executive Offices located at 1810 Embarcadero Road, Palo Alto, California 94303.
 (2) The information concerning the Common Stock owned beneficially by Mark J. Hanna was obtained from a Schedule 13D filed with the Securities and Exchange Commission on August 29, 1997.
 (3) Includes 7,500 shares, which may be purchased upon the exercise of employee stock options that are currently exercisable or will become exercisable within 60 days of April 26, 2000.
 (4) Includes 9,000 shares, which may be purchased upon the exercise of director stock options that are currently exercisable or will become exercisable within 60 days of April 26, 2000.
 (5) Dr. Hayes-Roth resigned his positions as Chairman and CEO of Teknowledge on November 22, 1999. The information concerning the Common Stock owned beneficially by Dr. Hayes-Roth was obtained from a Form 4 filed with the Securities and Exchange Commission on March 28, 2000.
 (6) Includes 390,854 shares, which may be purchased upon the exercise of employee stock options that are currently exercisable or will become exercisable within 60 days of April 26, 2000. Includes 18,000 shares owned by Mr. Jacobstein's spouse; however, Mr. Jacobstein disclaims beneficial ownership.
 (7) Includes 19,000 shares, which may be purchased upon the exercise of director stock options that are currently exercisable or will become exercisable within 60 days of April 26, 2000.
 (8) Includes 13,750 shares, which may be purchased upon the exercise of employee stock options that are currently exercisable or will become exercisable within 60 days of April 26, 2000.
 (9) Includes 15,000 shares, which may be purchased upon the exercise of director stock options that are currently exercisable or will become exercisable within 60 days of April 26, 2000. Mr. Workman's spouse owns 4,000 shares beneficially.
 (10) Includes options for 453,854 shares, which are currently exercisable or will become exercisable within 60 days of April 26, 2000.

Item 12.   Certain Relationships and Related Transactions

           None.

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

                                        Teknowledge Corporation


Date:  April 26, 2000                    By: /s/ Neil A. Jacobstein
                                             ------------------------
                                             Neil A. Jacobstein
                                             Chairman of the Board of Directors


        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

           Name                        Capacity                     Date
           ----                        --------                     ----

/s/ Neil A. Jacobstein             Chairman of the Board         April 26, 2000
------------------------------     of Directors, President &
Neil A. Jacobstein                 Chief Executive Officer
                                   (Principal Executive
                                   Officer)

/s/ Dennis A. Bugbee               Director of Finance,          April 26, 2000
------------------------------     Treasurer and Secretary
Dennis A. Bugbee                   (Principal Financial and
                                   Accounting Officer)

/s/ Lawrence Druffel               Director                      April 26, 2000
------------------------------
Lawrence Druffel

/s/ Benedict O'Mahoney             Director, Vice President,     April 26, 2000
------------------------------     Administration and
Benedict O'Mahoney                 Legal Affairs

/s/ General Robert T. Marsh        Director                      April 26, 2000
------------------------------
General Robert T. Marsh (Ret.)

/s/ James C. Workman               Director                      April 26, 2000
------------------------------
James C. Workman