Form 10QSB
period 2000-03-31
TEKNOWLEDGE CORP
filed 2000-05-15
CIK 716214

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

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

                     Class                         Outstanding at March 31, 2000
    Common Stock, $.01 par value                         5,315,239 Shares

                                TABLE OF CONTENTS



                                                                                                         Page No.

         PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of March 31, 2000 and December 31, 1999                   3

                  Consolidated Statements of Operations and Comprehensive Income
                  for the three months ended March 31, 2000 and 1999                                       4

                  Consolidated Statements of Cash Flows for the three months ended
                  March 31, 2000 and 1999                                                                  5

                  Notes to Unaudited Consolidated Financial Statements                                     6

Item 2.           Management's Discussion and Analysis of

                  Financial Condition and Results of Operations                                            8

         PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                                       13

Item 6.           Exhibits and Reports on Form 8-K                                                        13

                  Signatures                                                                              15

                          PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------

Item 1. FINANCIAL STATEMENTS

                   TEKNOWLEDGE CORPORATION
                 CONSOLIDATED BALANCE SHEETS

                            ASSETS

                                                                  (Unaudited)
                                                                   March 31,     December 31,
                                                                     2000           1999
                                                                 --------------  ------------
Current assets:

    Cash and cash equivalents                                  $     1,799,568 $   1,951,393
                                                                 --------------  ------------
    Receivables:
       Customer - billed, net of allowance of $30,000                1,874,779     2,028,953
       Customer - unbilled                                             931,012     1,234,189
                                                                 --------------  ------------
           Total receivables                                         2,805,791     3,263,142
                                                                 --------------  ------------
    Deferred tax asset, short-term                                     400,000       400,000
    Deposits and prepaid expenses                                      118,880        75,692
                                                                 --------------  ------------
       Total current assets                                          5,124,239     5,690,227
                                                                 --------------  ------------
Capitalized software development costs, net of accumulated
    amortization of $34,781 and $104,485, respectively                 523,794       359,743
                                                                 --------------  ------------
Fixed assets, at cost
    Computer and other equipment                                     3,128,543     3,078,647
    Furniture and fixtures                                             112,647       112,647
    Leasehold improvements                                             838,398       838,398
                                                                 --------------  ------------
                                                                     4,079,588     4,029,692
    Less accumulated depreciation and amortization                  (3,716,579)   (3,652,857)
                                                                 --------------  ------------
                                                                       363,009       376,835
                                                                 --------------  ------------
Deferred tax asset, long-term                                          500,000       500,000
Other Assets, long-term                                                983,447       241,162
                                                                 --------------  ------------
Total assets                                                   $     7,494,489 $   7,167,967
                                                                 ==============  ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
    Accounts payable                                           $       505,745 $     747,404
    Payroll and related liabilities                                    605,576       659,752
    Short-term loan obligations                                        500,000
    Other accrued liabilities                                          212,818       221,159
                                                                 --------------  ------------
       Total current liabilities                                     1,824,139     1,628,315
                                                                 --------------  ------------
Commitments and contingencies

Stockholders' equity:
    Preferred stock, $.01 par value, authorized 2,500,000
       shares, Series A, Convertible, none issued                            -             -
    Common stock, $.01 par value, authorized 25,000,000
       shares, issued and outstanding 5,329,451 shares                  53,225        53,025
    Additional paid-in capital                                       1,880,525     1,795,402
    Retained earnings since January 1, 1993
       (following quasi-reorganization)                              3,917,698     3,872,322
    Less: Treasury stock, at cost                                     (181,098)     (181,097)
                                                                 --------------  ------------
       Total stockholders' equity                                    5,670,350     5,539,652
                                                                 --------------  ------------
Total liabilities and stockholders' equity                     $     7,494,489 $   7,167,967
                                                                 ==============  ============

  The accompanying notes are an integral part of these consolidated financial statements.

                             TEKNOWLEDGE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                                                   (Unaudited)
                                                               3 Months ended March 31,
                                                                  2000           1999

Revenues                                                 $    2,754,804 $    2,790,644
                                                           -------------  -------------
Costs and expenses:
  Cost of revenues                                            1,993,249      1,752,482 *
  General and administrative                                    580,671        629,819
  Sales and marketing                                            75,409         33,302 *
  Research and development                                       47,807        148,676
                                                           -------------  -------------

   Total costs and expenses                                   2,697,136      2,564,278
                                                           -------------  -------------

   Operating income                                              57,668        226,366

Interest income                                                  21,232         26,209
Other expenses                                                   (3,275)
                                                           -------------  -------------

Income before taxes                                              75,625        252,575
Provision for income taxes                                       30,250        101,030
                                                           -------------  -------------

Net income and comprehensive income                      $       45,375 $      151,545
                                                           =============  =============

Net income per share:

                     - Basic                             $         0.01 $         0.03
                                                           =============  =============

                     - Diluted                           $         0.01 $         0.03
                                                           =============  =============


Shares used in computing net income per share:

                     - Basic                                  5,314,305      4,961,169
                                                           =============  =============

                     - Diluted                                6,225,358      5,919,681
                                                           =============  =============

* Amounts were reclassified to conform to current presentation.


The accompanying notes are an integral part of these consolidated financial statements.

                                     TEKNOWLEDGE CORPORATION
                              CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                              (Unaudited)
                                                                         3 Months Ended March 31,
                                                                            2000             1999
Cash flows from operating activities:
  Net income                                                       $       45,375   $      151,545
  Adjustments to reconcile net income to net cash
  provided by operating activities:
   Depreciation and amortization                                           98,505           92,958
   Deferred income taxes                                                   27,603           90,000
   Changes in assets and liabilities:
    Receivables                                                           457,351         (429,554)
    Deposits and prepaid expenses                                         (43,188)          12,617
    Accounts payable                                                     (241,659)        (243,165)
    Accrued liabilities                                                   (62,519)        (122,585)
                                                                     -------------    -------------

   Net cash provided by (used for) operating activities                   281,468         (448,184)
                                                                     -------------    -------------

Cash flows from investing activities:
  Investment in GlobalStake                                              (742,285)               -
  Capitalization of software development costs                           (198,832)          (2,415)
  Purchase of fixed assets                                                (49,896)         (31,084)
                                                                     -------------    -------------

   Net cash used for investing activities                                (991,013)         (33,499)
                                                                     -------------    -------------
Cash flows from financing activities:

  Drawdown on line of credit                                              500,000                -
  Proceeds from issuance of common stock                                   57,720           26,899
                                                                     -------------    -------------

   Net cash provided by financing activities                              557,720           26,899
                                                                     -------------    -------------
Net increase (decrease) in cash and cash equivalents
                                                                         (151,825)        (454,784)
Cash and cash equivalents at beginning of year
                                                                        1,951,393        2,378,390
                                                                     -------------    -------------
Cash and cash equivalents at end of year
                                                                   $    1,799,568   $    1,923,606
                                                                     =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

                             TEKNOWLEDGE CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2000



1.       Interim Statements

               The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 1999. In the opinion of management, these interim statements include all adjustments, consisting of normal, recurring adjustments, which are necessary for a fair presentation of results for such periods. The results of operations for any interim period presented herein are not necessarily indicative of results that may be achieved for the entire fiscal year ended December 31, 2000.

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


4.       Repurchase of Common Stock

                  On December 16, 1998, the Company adopted a program to repurchase up to 300,000 shares of the Company's common stock in the open market or in private during the twelve-month period ending December 15, 1999 at prevailing prices. Repurchases will be made periodically at management discretion using the Company's own cash reserves. As of December 31, 1999, the Company has used $291,494 to repurchase 70,270 shares of the Company's Common Stock. Shares repurchased may be reissued to employees pursuant to the Company's stock option plans, or for other corporate purposes.

5.       Recent Accounting Pronouncements

                  In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to value derivative financial
         instruments,  including  those  used  for  hedging  foreign   currency
         exposures, at current market value with the impact of any change in market value being charged against earnings in each period. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" to defer the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. To date, the Company has not entered into any derivative financial instrument contracts. Thus the Company anticipates that SFAS No. 133 will not have a material impact on its consolidated financial statements.

                  In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. We will adopt SAB 101 as required in the second quarter of 2000. We do not expect the adoption of SAB 101 to have a material impact on our consolidated results of operations and financial position.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

         Teknowledge Corporation (the "Company") provides intelligent Internet transactions. Teknowledge's government and commercial projects involve knowledge-based, reliable, and secure transactions over the Internet. In Q1 the Company continued implementing its strategy to move its primary customer base from defense R&D to rapid-growth commercial applications, particularly in the financial services industry. For the three months ending March 31, 2000, the percentage of commercial business increased to 29% from 5% in the comparable quarter in 1999. As a result of project commitments and anticipated growth in Internet-based financial services, the Company expects improved commercial revenues in 2000.

         Teknowledge is increasing its focus on the TekPortal(TM) financial account aggregation product, along with services for the raidly growing Internet-based financial services industry. The TekPortal(TM) account aggregation solution gives financial institution customers the ability to register and manage their multiple bank, brokerage, frequent flier, and credit card accounts at a single web site. This provides convenience for customers, and can improve bank profits, and customer asset levels and retention. Financial institution customers may also provide follow-on demand for the security, training, and quality of service competencies that Teknowledge develops in its government R&D work.

         Teknowledge's core competencies are in eCommerce financial services, web-based training, network security, knowledge systems, and distributed systems. These core competencies are complementary and inherently "dual-use." They help Teknowledge integrate its own proprietary software and third party products into intelligent transaction solutions for customers in industry or government.

         In the first quarter of 2000, Teknowledge announced that it had won a new DARPA sponsored Cyber Security contract. This work will provide advanced security capabilities, including integration of multiple security components, as well as intrusion detection and response. The Information Assurance team in Fairfax is also a Check Point FireWall-1(TM) value added reseller and security services provider. In the first quarter, it began providing some firewall and other network security support to Teknowledge's commercial customers.

         The Web-based Training business unit continues to develop Courseware Factory under NIST and Teknowledge sponsorship. This Courseware Factory is designed to make systematic and easy the process of moving traditional training course materials to the web. The project also addresses the ability to deliver knowledge-based training materials via a web server. This technology is being used to upgrade Teknowledge's Sales Associate(TM) product. One of the Courseware Factory's test applications is to provide Internet security training over the web. The unit is also considering potential applications in tutoring bank customers on alternative investment instruments.

         Teknowledge's Knowledge Systems business unit now includes responsibility for R&D in the area of building advanced systems to represent, process, and serve knowledge efficiently on the web. The unit has won several government contracts to support this work. It is providing advanced knowledge systems technology and consulting services to GlobalStake.com, now doing business as ExploreRealty.com. It has also consolidated Teknowledge's work in building different types of Associate Systems, as well as systems for situation assessment and data fusion.

         The Distributed Systems unit is focused on network quality of service. They delivered a major DARPA integration and demonstration project in January, and have been involved as one of the prime contractors in the QUORUM program. This work will provide a toolkit and instrumented testbed that can be used for developing network quality of services solutions for government and commercial customers.

         Teknowledge has sustained its business for eighteen years. It has reported twenty-three consecutive profitable quarters. The Company maintains an aggressive intellectual property program and actively defends its software patents portfolio. In February of 2000, the Company announced an important new patent #6,029,175 titled: "Automatic retrieval of changed files by a network software agent." This patent has 96 claims and may prove Teknowledge's most valuable patent.

         Teknowledge provides a challenging and collaborative technical environment with many employee rewards. These rewards include advanced education and training, incentive stock options, performance bonuses, competitive salary, and an attractive benefits program. Teknowledge is headquartered in Palo Alto, California with offices in Fairfax, Cleveland, Orlando, and San Diego. The Company's stock is traded on the NASDAQ SmallCap Market under the symbol TEKC.

Results of Operations

Revenues

         Revenues for the three months ended March 31, 2000 and 1999 were $2,754,804, and $2,790,644, respectively. Commercial revenues increased fivefold over the comparable quarter in 1999, when commercial revenues were 5% of total revenues vs. 29% in 2000. Approximately 72% of the revenues earned in the first quarter of 2000 were attributed to government sponsored R&D contracts. Some eCommerce resources were diverted to help on the TekPortal product development effort, which is expected to improve future revenue streams. The Company also elected not to record approximately $158,000 of potential revenues on eCommerce services projects until the second quarter or until customer acceptance is assured. In addition, TekPortal product licenses associated with Q1 eCommerce services will be recognized in Q2. Overall government revenue in the first quarter of 2000 declined approximately $650,000 over the comparable period due primarily to a government program reduction that began in late 1998. The Company believes the outlook for future revenue growth from government contracts has improved because of recent contract awards. In addition, the Company elected not to record approximately $275,000 of net revenues at December 31, 1999 pending the outcome of an arbitration matter with an eCommerce customer. A ruling is expected in the second quarter of 2000, which could have a positive impact on the second quarter's results. The Company expects an increase in demand for its TekPortal(TM) product and services in the second quarter of 2000 and it is expanding its workforce to meet the expected demand.

Costs and Expenses

         Cost of revenues was $1,993,249 for the three months ended March 31, 2000, a 14% increase from the comparable period in 1999. Labor costs between periods rose as the market demand for technical employees increased and the Company expanded its eCommerce workforce in anticipation of the increased demand. The Company experienced low gross margins on some of its initial eCommerce contracts during the quarter, due primarily to start-up costs. The cost of labor on government contracts declined in proportion to the reduced rate of production. This was partially offset by a 9% increase in billable subcontractor and consultant costs. Subcontractor and consultant costs were $682,620 for the first quarter ended March 31, 2000, compared to $624,372 in the first quarter last year. Cost of revenues as a percentage of total revenues was 72% for the three months ended March 31, 2000 compared to 63% for the three months ended March 31, 1999.

         General and administrative costs for the three months ended March 31, 2000 were $580,671, an 8% decrease over the first quarter in 1999. In the first quarter of 2000, the Company experienced less average headcount in administrative functions, partly as a result of consolidating the CEO and President functions. General and administrative costs for the three months ended March 31, 2000 were 21% of total revenues, versus 23% for the first quarter last year.

         Sales and marketing costs for the three months ended March 31, 2000 increased to $75,409, or 126% higher than the comparable period in 1999. Sales and marketing costs rose in the first quarter of 2000 as the eCommerce unit added staff to its sales and marketing department. In the first quarter of 1999, the Company did not have a full time commercial sales and marketing staff. Sales and marketing costs were 3% and 1% of total revenues for the first quarter of 2000 and 1999, respectively.

         Internally sponsored Research and Development ("R&D") costs for the three months ended March 31, 2000 were $47,807, a 68% decrease from the comparable period in 1999. During the first quarter of 1999, the Company expended a considerable amount of internal effort developing its Associate Systems capabilities. In the first quarter of 2000, the Company expended $198,832 in the development of TekPortal product software that was capitalized in anticipation of future revenue growth. Some of these resources were diverted from normal R&D functions to TekPortal product development. R&D costs were 2% and 5% of revenues for the three months ended March 31, 2000 and 1999, respectively. These figures excluded the extensive R&D conducted under contract for our government customers, and the aforementioned software product development costs that were capitalized during the period.

         Interest income was $21,232 and $26,209 for the three months ended March 31, 2000 and 1999, respectively. Interest income reflects lower average cash balances during the period.

         Income before taxes for the three months ended March 31, 2000 was $75,625, which represented a 70% decrease over the comparable period in 1999, of $252,575. The decrease was directly attributable to the continued expansion of the eCommerce business in the first quarter of 2000. The Company experienced lower net margins on some eCommerce projects as it continued to transition from a predominantly government business. Income before taxes represented 3% and 9% of revenues, for the three months ended March 31, 2000 and 1999, respectively.

         The Company has utilized essentially all tax losses generated subsequent to the date of the quasi-reorganization, which were reflected as a reduction to the effective tax rate and provision for income taxes, up to December 31, 1998. Commencing 1999, realization of tax benefits existing at the date of the quasi-reorganization is recorded as an adjustment to additional paid-in-capital. Accordingly, the Company has increased its effective tax rate and provision for income taxes for the first quarter of 1999 and thereafter. However, even with the increase in its effective tax rate for book purposes, the Company will continue to realize full cash savings from its extensive tax loss benefits existing at the date of the quasi-reorganization. In short, the Company will begin to report increased tax expenses, but will not actually pay such taxes, and there will be no effect on the Company's cash resulting from the reported increases.

         Net income for the three months ended March 31, 2000 was $45,375, or $.01 per diluted share, versus $151,545, or $.03 per diluted share, for the same period in 1999. Because the eCommerce unit is relatively new, it has not achieved its expected net margins. The Company expects to achieve higher net margins in the future as volume increases and operating efficiencies improve. Net income represented 2% and 5% of revenues, for the three months ended March 31, 2000 and 1999, respectively.

Bookings and Backlog

         At March 31, 2000, the expected order backlog was approximately $18.7 million, which consisted of (i) new orders for which work has not yet begun and
(ii) revenue remaining to be recognized on work in progress. Most of the product and services work in the eCommerce unit is for approximately 3-month TekPortal(TM) implementations. The work is often booked and delivered in the same or adjacent quarters. The Company does not expect to build a huge services backlog for eCommerce implementations vs. the government contract R&D work. As a result, 96% of March 31, 2000 backlog is from government customers. Approximately 90% of this backlog consists of government-sponsored programs that are awarded, but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The Company recently won a contract with the government to provide Cyber Command and Control for mission critical systems that is scheduled to start in Q2 of 2000. The portion of the overall backlog that expected to be fulfilled in the current fiscal year is approximately 35%. The Company's backlog at December 31, 1999 was approximately $18.6 million.

Liquidity and Capital Resources

         As of March 31, 2000, unused sources of liquidity of the Company were $1,799,568 in cash and cash equivalents, a decrease of $151,825 over December 31, 1999. The Company generated cash of $281,468 from its operating activities and $57,720 from issuance of common stock to employees exercising their stock options. It invested $198,832 for developing capitalized software and $49,896 for purchases of computer equipment and other improvements. The Company invested $742,285 in the first quarter of 2000 in GlobalStake.com and has invested a total of $954,051 since the company was spun off in November of 1999. Generally, the Company has experienced slower than expected payments from its eCommerce customers relative to its government customers.

         The Company believes that the present level of cash and cash equivalents and borrowing capacity is adequate to service the Company's short-term liquidity needs in 2000. The Company is contractually committed to provide approximately $1,000,000 of seed money to GlobalStake.com in 2000. It is anticipated that this requirement will be fulfilled during the second quarter of 2000 and no future cash requirements are anticipated. The Company borrowed $500,000 against its line of credit in March 2000 to supplement its existing reserves. The Company has entered into negotiations with a third party to restructure the arrangement with GlobalStake.com. It is likely that the new agreement will have a favorable effect on Teknowledge's cash reserves in the second quarter of 2000, while preserving considerable investment upside in the GlobalStake.com opportunity.

         The Company has an unsecured line of credit from a financial institution in the amount of $2,000,000. The Company may borrow up to the lower of 60% of the receivable base or $2,000,000 at a rate of one percent over Prime. The line is subject to certain covenants and maintenance requirements that have been fulfilled. The line expires in December 2000 and is renewable.


Risks and Uncertainties

         Seventy-one percent of Teknowledge's revenue is currently derived from government R&D contracts, and the Company has historically been profitable in that business. However, dependence on government contracts can be risky because the contracts are subject to administrative, legislative, and political interruptions, which may jeopardize the flow of funds. Another uncertainty in providing services under government contracts is the Company's ability to attract and retain sufficient technical staff to meet the demands of new orders. The Company's revenues, costs and earnings on government contracts are determined based on estimated overhead rates derived from forecasted annual costs. The Company's actual experience with fluctuations in the workforce, billable efficiency, and costs may vary from original estimates and necessitate periodic adjustments to the overhead rates until the actual costs have been tabulated and the year closed-out. Such adjustments are made on a cumulative basis whereby the resulting revenue and income effects are recognized in the period of the adjustment.

         The typical cost-type government contract performed by the Company has a regulated fixed fee limit, which inhibits the Company from improving profit margins beyond what is permitted in the government regulations. In addition, Federal Acquisition Regulations exclude from reimbursement some "unallowable" expenses, which the Company considers a regular part of the business. Furthermore, almost all the Company's contracts contain termination clauses, which permit contract termination upon the Company's default or at the contracting party's discretion. This could result in loss of backlog, or revenues.

         The Company believes that Tekportal and the financial services market offers a significant new opportunity for growth. Furthermore, Teknowledge is in a good position to convert Internet-based software developed under its government R&D contracts into new commercial products. However, if the Company's eCommerce related sales develop more slowly than expected, or the market becomes saturated with competitors, or if the Company's products do not achieve market acceptance, the Company's commercial business, financial condition, results of operations, and employee retention may eventually be adversely affected.

         In spite of these potential risks, the Company's management is bullish on Teknowledge's prospects. There are numerous new revenue generating possibilities, and considerable upside potential in TekPortal(TM) products and services, eSecurity services and VAR licenses, the growing intellectual property portfolio, and the investment in GlobalStake.com.

Forward-Looking Statements

         Forward-looking statements made in this section relate to the expected growth of the commercial business, ability to realize backlog, competition for government and commercial contracts, the mix of revenues between government and commercial, development of commercial products and services, the anticipated growth of eCommerce, GlobalStake.com, and the possible requirement for additional financing. All forward-looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward-looking statements contained herein as a result of competition, agency funding limitations, other factors relating to government contracting, ability to attract and retain technical and management personnel, commercial opportunities, and other factors set forth under "Risks and Uncertainties" above and the section entitled "Certain Factors Which May Affect Future Results of Operations and/or Stock Price" in the Company's Form 10-KSB.

                           PART II. OTHER INFORMATION

--------------------------------------------------------------------------------

Item 1.       LEGAL PROCEEDINGS

         In 1999 Teknowledge offered to sell SAP a license to use the technology related to Teknowledge's Intelligent Configuration Patent Portfolio, a collection of five patents relating to configuration technologies, including the `983 patent. In response to this offer, on October 8, 1999, SAP America, Inc. and SAP Aktiengesellschaft (collectively, "SAP") filed a lawsuit against the Company in the United States District Court for the District of Delaware. The subject matter of the case involves Teknowledge's configuration systems patent, Bennett et al. U.S. Patent 4,591,983 (the "'983 patent") and the configuration technology associated with the SAP R/3 System ("R/3 System"). SAP is seeking a judgment against Teknowledge that the `983 patent is invalid and is not infringed by the R/3 System; an award of attorney fees, costs of suit, and other relief the court may deem just and proper.

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

       10.1        Stock Option Agreement between the Company and Frederick Hayes-Roth, dated
                   November 29, 1993 (5)

       10.2        Stock Option Agreement between the Company and Neil Jacobstein, dated
                   November 29, 1993 (5)

       10.3        Stock Option Agreement between the Company and Frederick Hayes-Roth, dated
                   April 1, 1994 (5)

       10.4        Stock Option Agreement between the Company and Neil Jacobstein, dated
                   April 1, 1994 (5)



       10.5       Change of Control Agreement, dated November 21, 1994, between Teknowledge Corporation and
                  Frederick Hayes-Roth and Neil Jacobstein (1)

       10.6        Stock Option Agreement between the Company and Frederick Hayes-Roth, dated
                   March 30, 1995 (5)

       10.7        Stock Option Agreement between the Company and Neil Jacobstein, dated
                   March 30, 1995 (5)

       10.8       Teknowledge Corporation 1998 Stock Option Plan (3)

       10.9       Executive Compensation Plan, adopted by resolution of the Company's Compensation Committee, dated November 22, 1999 (6)

       10.10      Contract Agreement with GlobalStake.com, dated November 22, 1999 (6)

       27         Financial Data Schedule

References

      (1) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1994.

      (2) Filed as an Exhibit to the Company's Current Report on Form 8-K dated February 12, 1996, related to the adoption of a 12(g) Shareholder Rights Agreement dated January 29, 1996.

     (3) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB, for the quarter ended March 31, 1998.

     (4) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1998.

     (5) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB, for the quarter ended June 30, 1999.

     (6) Filed as an Exhibit to the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1999.


(b)      Reports on Form 8-K

         None.

                                   SIGNATURES

         Pursuant to the requirements of the Exchange Act, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                       TEKNOWLEDGE CORPORATION
                                                             (Registrant)




/s/ Neil A. Jacobstein             Chairman of the Board         May 12, 2000
------------------------------     of Directors, President &
Neil A. Jacobstein                 Chief Executive Officer
                                   (Principal Executive
                                   Officer)

/s/ Dennis A. Bugbee               Chief Financial Officer,      May 12, 2000
------------------------------     Vice President of Finance
Dennis A. Bugbee                   (Principal Financial and
                                   Accounting Officer)