Form 10QSB
period 2000-06-30
TEKNOWLEDGE CORP
filed 2000-08-15
CIK 716214

                       SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549 FORM 10-QSB

(MarkOne)

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

                          (650) 424-0500
                      Issuer's  telephone  number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [X] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date

                Class              Outstanding at June 30, 2000
Common Stock, $.01 par value            5,494,381 Shares

                                TABLE OF CONTENTS




         PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

                  Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999                    3

                  Consolidated Statements of Operations and Comprehensive Income
                  for the three months and six months ended June 30, 2000 and 1999                         4

                  Consolidated Statements of Cash Flows for the six months ended
                  June 30, 2000 and 1999                                                                   5

                  Notes to Unaudited Consolidated Financial Statements                                     6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                            7

         PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                                       13

Item 4.           Submission of Matters to a Vote of Security Holders                                     13

Item 6.           Exhibits and Reports on Form 8-K                                                        14

                  Signatures                                                                              16

                         PART I. FINANCIAL INFORMATION


Item 1. FINANCIAL STATEMENTS

                          TEKNOWLEDGE CORPORATION
                        CONSOLIDATED BALANCE SHEETS
                            As of June 30, 2000

                                  ASSETS

                                                                                   (Unaudited)
                                                                                    June 30,             December 31,
                                                                                      2000                   1999
                                                                                ---------------        -----------------
Current  assets:

 Cash  and  cash  equivalents                                                 $         1,281,954    $         1,951,393
                                                                                -----------------      -----------------
 Receivables:
      Customer  - billed,  net of allowance of $95,000                                  3,156,208              2,028,953
      Customer - unbilled                                                                 774,750              1,234,189
                                                                                -----------------      -----------------
          Total  receivables                                                            3,930,958              3,263,142


     Deferred tax asset, short-term                                                       400,000                400,000
     Deposits and prepaid expenses                                                        159,119                 75,692
                                                                                ------------------     -----------------
          Total current assets                                                          5,772,031              5,690,227
                                                                                ------------------     -----------------
     Capitalized software development costs, net of accumulated
     amortization of $97,780 and $104,485, respectively                                 1,011,564                359,743
                                                                                ------------------     -----------------
Fixed assets, at cost
     Computer and other equipment                                                       3,241,709              3,078,647
     Furniture and fixtures                                                               117,897                112,647
     Leasehold improvements                                                               838,398                838,398
                                                                                ------------------     -----------------
                                                                                        4,198,004              4,029,692
     Less accumulated depreciation and amortization                                    (3,783,054)            (3,652,857)
                                                                                ------------------     -----------------
                                                                                          414,950                376,835
                                                                                ------------------     -----------------

Investment in Global Stake                                                              1,064,463                211,765
Deferred tax asset, long-term                                                             500,000                500,000
Other Assets, long-term                                                                    30,067                 29,397
                                                                                ------------------     -----------------
Total assets                                                                  $         8,793,075    $         7,167,967
                                                                                ==================     =================

                   LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                         $         1,524,953    $           747,404
     Payroll and related liabilities                                                      807,978                659,752
     Short-term loan obligations                                                          500,000
     Other accrued liabilities                                                            124,255                221,159
                                                                                ------------------     -----------------

          Total current liabilities                                                     2,957,186              1,628,315
                                                                                ------------------     -----------------
Stockholders' equity:
     Preferred stock, $.01 par value,  authorized  2,500,000  shares,  Series A,
          Convertible, none issued
     Common stock, $.01 par value, authorized 25,000,000
          shares, issued and outstanding 5,494,381 shares                                  54,944                 53,025
          at June 30, 2000
     Additional paid-in capital                                                         1,800,463              1,614,305
     Retained earnings since January 1, 1993
          (following quasi-reorganization)                                              3,980,482              3,872,322

                                                                                ------------------     -----------------
          Total stockholders' equity                                                    5,835,889              5,539,652
                                                                                ------------------     -----------------
Total liabilities and stockholders' equity                                    $         8,793,075    $         7,167,967
                                                                                ==================     =================


       The accompanying notes are an integral part of these consolidated financial statements.

                                              TEKNOWLEDGE CORPORATION
                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                              AND COMPREHENSIVE INCOME

                                                                            (Unaudited)
                                                        3 Months Ended June 30,              6 Months Ended June 30,
                                                         2000              1999              2000              1999

Revenues                                     $       4,019,593 $       2,776,623 $       6,774,397 $       5,567,267
                                               ----------------  ----------------  ----------------  ----------------

Costs and expenses:
   Cost of revenues                                  2,975,224         1,661,290         4,968,473         3,316,397
   General and administrative                          651,122           656,158         1,231,793         1,285,977
   Sales and marketing                                 167,647           136,819           243,056           267,496
   Research and development                            130,162           118,282           177,969           266,958
                                               ----------------  ----------------  ----------------  ----------------
    Total costs and expenses                         3,924,155         2,572,549         6,621,291         5,136,828
                                               ----------------  ----------------  ----------------  ----------------

    Operating income                                    95,438           204,074           153,106           430,439

Interest income, net                                     9,204            26,891            30,436            53,100
Other Expense                                                -                 -            (3,275)                -
                                               ----------------  ----------------  ----------------  ----------------

Income before tax                                      104,642           230,965           180,267           483,539
Provision (benefit) for income tax                      41,857            92,385            72,107           193,415
                                               ----------------  ----------------  ----------------  ----------------

Net income                                   $          62,785 $         138,580 $         108,160 $         290,124
                                               ================  ================  ================  ================

Net income per share:

                      - Basic                $            0.01 $            0.03 $            0.02 $            0.06
                                               ================  ================  ================  ================

                      - Diluted              $            0.01 $            0.02 $            0.02 $            0.05
                                               ================  ================  ================  ================

Shares used in computing net income per share:

                      - Basic                        5,444,399         4,975,963         5,376,351         4,968,566
                                               ================  ================  ================  ================

                      - Diluted                      5,980,290         5,888,550         6,020,161         5,904,116
                                               ================  ================  ================  ================

* Amounts were reclassified to conform to current presentation.

              The accompanying notes are an integral part of these consolidated financial statements.

                                             TEKNOWLEDGE CORPORATION
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                        (Unaudited)
                                                                                                  6 Months Ended June 30,

                                                                                              2000                          1999
Cash flows from operating activities:
    Net income                                                                    $         108,160      $                290,124
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                                        227,977                       186,092
       Noncash portion of income tax provision                                               65,126                        93,104
       Changes in assets and liabilities:
          Receivables                                                                      (667,816)                      134,112
          Deposits and prepaid expenses                                                     (83,427)                        6,189
          Accounts payable                                                                  777,549                       (12,156)
          Accrued liabilities                                                                51,322                      (266,315)
                                                                                    ----------------       -----------------------

       Net cash provided by operating activities                                            478,890                       431,150
                                                                                    ----------------       -----------------------

Cash flows from investing activities:
    Investment in GlobalStake.com                                                          (852,698)                            -
    Capitalization of software development costs                                           (749,601)                      (52,842)
    Purchase of fixed assets                                                               (168,312)                      (39,481)
                                                                                    ----------------       -----------------------

       Net cash used for investing activities                                            (1,770,611)                      (92,323)
                                                                                    ----------------       -----------------------

Cash flows from financing activities:
    Drawdown on line of Credit                                                              500,000                             -
    Proceeds from issuance of common stock                                                  122,281                       151,793
    Repurchase of common stock                                                                    -                       (91,959)
                                                                                    ----------------       -----------------------

       Net cash provided by financing activities                                            622,281                        59,834
                                                                                    ----------------       -----------------------

Net increase (decrease) in cash and cash equivalents                                       (669,439)                      398,661

Cash and cash equivalents at beginning of period                                          1,951,393                     2,378,390
                                                                                    ----------------       -----------------------

Cash and cash equivalents at end of period                                        $       1,281,954      $              2,777,051
                                                                                    ================       =======================
The accompanying notes are an integral part of these consolidated financial statements.

       TEKNOWLEDGE CORPORATION NOTES TO UNAUDITED CONSOLIDATED FINANCIAL
                            STATEMENTS June 30, 2000

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

2. Net Income Per Share

         Net income per share is calculated in accordance with the provision of Statement of Financial Accounting Standard (SFAS) No. 128, Earnings per Share, which requires companies to compute net income per share under two different methods, basic and diluted. Basic earning per share is calculated by dividing net income by the weighted-average shares of common stock outstanding during the period. Diluted earning per share is calculated by dividing net income by the weighted-average shares of outstanding common stock and common stock equivalents during the period. Common stock equivalents consist of dilutive shares issuable upon the exercise of outstanding common stock options.

3. Reverse  Stock Split

         The Company effected a one-for-five reverse stock split on December 22, 1998. All share and per share data has been retroactively restated to reflect the effect of the reverse stock split. Since there was no change in per share par value, aggregate par value has also been retroactively adjusted to reflect the reduction in the number of common stock.

4.  Repurchase  of Common  Stock

         On December 16, 1998, the Company adopted a program to repurchase up to 300,000 shares of the Company's common stock in the open market or in private during the twelve-month period ending December 15, 1999 at prevailing prices. Repurchases will be made periodically at management discretion using the Company's own cash reserves. As of June 30, 2000, the Company has used $291,494 to repurchase 70,270 shares of the Company's Common Stock. Shares repurchased may be reissued to employees pursuant to the Company's stock option plans, or for other corporate purposes.

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

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (SAB) No. 101 "Revenue Recognition in Financial Statements." SAB 101 provides guidance on applying generally accepted accounting principles to revenue recognition issues in financial statements. The implementation of SAB 101 is currently under review and will be adopted in the fourth quarter of 2000. We do not expect the adoption of SAB 101 to have a material impact on our consolidated results of operations and financial position.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

              The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

         Teknowledge ("the Company") has increased its eCommerce focus on the financial software and services business. The Company has been investing in TekPortal(tm) software product development, testing, and sales. This investment has begun to pay off. For the three months ended June 30, 2000, the percentage of Teknowledge's commercial business has increased to 41% from 4% in the comparable quarter in 1999. As a result of commitments and anticipated growth in Internet-based financial services, the Company expects improved commercial revenues in 2000.

         Teknowledge's eCommerce business unit delivers TekPortal(tm) product and service solutions. TekPortal software gives financial services companies, such as Internet banks, the ability to provide customers with a single web site to manage their financial portfolio of bank, brokerage, credit card, and frequent flier accounts. TekPortal permits both information aggregation and transactions between accounts. The customer provides all of the account and transaction permissions. TekPortal is typically installed at the financial institution, and the financial institution provides its security and privacy policies. Teknowledge has several new Internet bank customers, and several value-added resellers for TekPortal, including NCR, Vexis, and Financial Fusion Inc.

         Teknowledge's core business is products and services for intelligent Internet transactions. These transactions provide flexible, secure, and knowledge-based interactions with commercial and government customers. Teknowledge sells solution and development services to support software and services for the financial services industry, web-based training, knowledge systems, Internet security, and distributed systems. These core competencies are complementary, supporting the common focus on intelligent Internet transactions. Virtually all of Teknowledge's government and commercial projects involve processing application knowledge and distributing customer solutions over the Internet. Teknowledge integrates its own proprietary software and third party products into a total system solution for customers in industry or government.

         Teknowledge's eCommerce team can deliver TekPortal combined with other third party software solutions to financial services institution web sites. The Teknowledge Information Assurance security team can provide PKI and Check Point FireWall-1(tm) security expertise to banks and other financial institutions. The Web-based Training team provides embedded training. The Knowledge Systems team develops methods to represent an organization's specialized knowledge, and then serves that knowledge over the web. Teknowledge adds value by solving challenging business problems, and increasing its customer's quality, speed, and efficiency of operations on the Internet.

         The exponential increase in information flowing through the World Wide Web has placed a premium on the ability to apply knowledge to enhance the value of information. This trend leverages Teknowledge's expertise in knowledge processing. Knowledge has become the key enabler to providing informed sales advice on web sites as well as providing individualized training. Teknowledge's Web-based Training and Knowledge Systems units are collaborating on building a new knowledge-processing component that can be used by web servers and sales advice software such as Sales Associate(. This new component is being developed for speed and flexibility. Unlike stand-alone expert systems, Internet-based knowledge systems enable new relationships between people and computers in capturing, refining, distributing, and applying knowledge to solve business application problems. Knowledge that was once held only by people can now be processed consistently by a computer and distributed via a web server to millions of customers 7 days a week, 24 hours a day. This type of "activated" knowledge can also be used by Teknowledge's customers to serve advice, assess situations rapidly in a crisis, defend web sites from attack, or ensure the distribution of messages to the right people at the right time.

      Teknowledge has been in business for nineteen years. It has reported twenty-four consecutive profitable quarters (six years). The Company maintains an aggressive intellectual property program and is defending actively its nine U.S. software patents. In a time of increasing scarcity of top technical talent, the Company recently recruited an outstanding five person technical team from the University of Southern California's Information Sciences Institute. Teknowledge continues to recruit top talent by providing a challenging and collaborative technical environment with many employee rewards. These rewards include advanced education and training, incentive stock options, performance bonuses, competitive salary, and an attractive benefits program. Teknowledge is headquartered in Palo Alto, California with offices in Fairfax, Orlando, Cleveland, Los Angeles and San Diego. The Company's stock is traded on the NASDAQ SmallCap Market under the symbol TEKC. Teknowledge was incorporated on July 8, 1981 under the laws of the State of Delaware.


Results of Operations

Revenues

         Revenues for the three months ended June 30, 2000 and 1999 were $4,019,593, and $2,776,623, respectively, a 45% improvement between periods. Approximately 41% of the revenues earned in the second quarter of 2000 were attributed to commercial customers, and 59% were with agencies of the Federal Government. Commercial revenues increased tenfold over the comparable quarter in 1999, when commercial revenues were 4% of total revenues. eCommerce revenues in the first quarter of 2000 were 29%. $342,000, or 21%, of eCommerce revenue was attributed to the sale of commercial software licenses associated with the installation of the Company's proprietary TekPortal product on the web sites of financial service providers. Government revenue between the first quarter and the second quarter of 2000 improved 22% as the Company began working on several new R&D contracts. Government revenue in the comparable quarter in 1999 was 11% above the current quarter. The Company elected not to record about $275,000 of net revenues at December 31, 1999 pending the outcome of an arbitration matter with an eCommerce customer. A ruling is expected in the third quarter of 2000, which could have a positive impact on the third quarter's results. The Company recently announced that it hired a CTO, Dr. Robert Balzer, and several senior technical people from the University of Southern California's Information Sciences Institute. In addition to adding to Teknowledge's intellectual capital, the group is expected to add $2M a year in DARPA and NSF project revenue. The Company expects an increase in demand for its TekPortal(TM) financial products for the remainder 2000 and is expanding its workforce to meet the expected demand.

Costs and Expenses

         Cost of revenues was $2,975,224 for the three months ended June 30, 2000, a 79% increase from the comparable period in 1999. The Company continues to expand its workforce to meet the demands of the growing backlog of commercial and government projects. The Company also uses billable consultants and contractors to supplement its full-time employee workforce. During the second quarter of 2000, the Company spent $1,475,248 on these services compared to $686,714 in the comparable quarter of 1999. Subcontractor and consultant costs increased 114% between 1999 and 2000, accounting for the bulk of the cost increase between periods. 43% of the subcontractor costs incurred in the second quarter are attributed to the eCommerce program, which did not begin full-scale operations until the third quarter of 1999. Cost of revenues as a percentage of total revenues was 74% for the three months ended June 30, 2000 compared to 60% for the three months ended June 30, 1999.

         General and administrative costs for the three months ended June 30, 2000 were $651,122, a 1% decrease over the second quarter in 1999. In the second quarter of 2000, the Company experienced less average headcount in administrative and executive functions, and an increase in legal expenditures. This was due in part to the decision to consolidate the President and CEO roles. General and administrative costs for the three months ended June 30, 2000 were 16% of total revenues, versus 24% for the second quarter of last year.

         Sales and marketing costs for the three months ended June 30, 2000 increased to $167,647, or 23% higher that the comparable period in 1999. Sales and marketing costs rose in the second quarter of 2000 as the eCommerce unit expanded its advertising and marketing activities and assigned more personnel to sales production. Sales and marketing costs are expected to increase during 2000 as the Company expands its operations.

         Research and development ("R&D") costs for the three months ended June 30, 2000 were $130,162, a 10% increase from the comparable period in 1999. These figures do not include primary R&D conducted under contract for our government customers nor do they include the aforementioned software development costs that were capitalized during the period. The Company invested $397,533 in the development of software for its TekPortal product that was capitalized in anticipation of future revenue growth. Some of the employees who are qualified to work on R&D projects were diverted to develop commercial financial software. Internal R&D costs, excluding TekPortal development, were 3% of revenues for the three months ended June 30, 2000 and 4% of revenues in the comparable quarter in 1999.

         Interest income was $20,093 and $26,891 for the three months ended June 30, 2000 and 1999, respectively. Interest income reflects lower average cash balances during the period. The Company accumulated $10,889 of interest expense related to a bank loan during the quarter.

         Income before taxes for the three months ended June 30, 2000 was $104,642, which represented a 55% decrease over the comparable period in 1999. The decrease was directly attributable to the continued expansion of the business in the second quarter of 2000. The Company experienced lower net margins on some eCommerce projects as it continues to transition from a mostly government business. Income before taxes represented 3% and 8% of revenues, for the three months ended June 30, 2000 and 1999, respectively.

         The Company utilized essentially all tax losses generated subsequent to the date of the quasi-reorganization, which were reflected as a reduction to the effective tax rate and provision for income taxes, up to December 31, 1998. Commencing 1999, realization of tax benefits existing at the date of the quasi-reorganization is recorded as an adjustment to additional paid-in-capital. Accordingly, the Company increased its effective tax rate and provision for income taxes for the first quarter of 1999 and thereafter. However, even with the increase in its effective tax rate for book purposes, the Company will continue to realize full cash savings from its extensive tax loss benefits existing at the date of the quasi-reorganization. In short, the Company has been reporting increased tax expenses, but will not actually be required to pay such taxes, and there will be no effect on the Company's cash resulting from the reported increases.

         Net income for the three months ended June 30, 2000 was $62,785, or $.01 per diluted share, versus $138,580, or $.02 per diluted share, for the comparable period in 1999. Because the eCommerce unit is relatively new, it has not achieved its expected net margins in its first year of projects. While government contracts continue to produce income, that income is constrained by government regulations that limit the Company's ability to increase its net margins on these contracts. The Company expects to achieve higher net margins on its commercial contracts as volume increases and operating efficiencies improve. Net income represented 2% and 5% of revenues, for the three months ended June 30, 2000 and 1999, respectively.
                                       11



Bookings and Backlog

         At June 30, 2000, the expected order backlog was approximately $18.3 million, which consisted of (i) new orders for which work has not yet begun and
(ii) revenue remaining to be recognized on work in progress. 93% of June 30, 2000 backlog is from government customers. Approximately 35% of the backlog consist of government-sponsored programs that are awarded, but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. Teknowledge won contracts totaling approximately $4,000,000 in Q2. Approximately 45% of the new contract work is expected to be completed this year. The portion of the overall backlog that expected to be fulfilled in the current fiscal year is approximately 36%. The Company's backlog at December 31, 1999 was approximately $18.6M.

Liquidity and Capital Resources

         As of June 30, 2000, unused sources of liquidity of the Company were $1,281,954 in cash and cash equivalents, a decrease of $1,495,097 over the previous year. The Company generated cash of $478,890 from its operating activities and $122,281 from issuance of common stock to employees exercising their stock options. It invested $749,601 for developing capitalized software and $168,312 for purchases of computer equipment and other improvements. The Company invested $852,698 to GlobalStake.com during the first six months of the year and has met 89% of its $1.2M investment agreement since GlobalStake.com was spun out in November of 1999. Generally, the decline in the Company's cash balance is attributed to the development of TekPortal(TM) software for sale and the investment in GlobalStake.com.

         The Company believes that the present level of cash and cash equivalents and borrowing capacity is adequate to service the Company's short-term liquidity needs in 2000. The Company is contractually committed to provide an addition $135,000 of seed money to GlobalStake.com in 2000. It is anticipated that this requirement will be fulfilled during the third quarter of 2000 with a small cash infusion and no future cash requirements are anticipated. The Company borrowed $500,000 against its line of credit in March 2000 to supplement its existing reserves and may have to borrow further to fund the accelerated growth of its eCommerce operations. The Company is seeking additional funding from third parties to supplement its existing cash reserves, which have been reduced by the investment in GlobalStake.com and the demands of the expanding eCommerce program. Compared to reliable government customers, the Company has experienced slower collections, higher average receivable balances, and a slower turnover of cash from its commercial customers. Because commercial customers are judged to be a greater credit risk, the Company has tightened its credit/collection process and going forward, is increasing its reserve for bad debt. If the Company does not receive a substantial short-term infusion of cash, the Company's business, financial condition, and results of operations may be materially and adversely affected.

         The Company has an unsecured line of credit from a financial institution in the amount of $2,000,000. The Company may borrow up to the lower of 60% of the receivable base or $2,000,000 at a rate of one percent over Prime. The line is subject to certain covenants and maintenance requirements that have been fulfilled. The line expires in December 2000 and is renewable. The Company borrowed $500, 000 against its credit line in March.

Risks and Uncertainties

         Management believes that the market for TekPortal software is a significant new opportunity for the Company and that its eCommerce services business will expand rapidly. The market for financial aggregation software, however, is rapidly evolving, and characterized by an increasing number of market entrants who have introduced or are developing competing software products and services. As is typical for a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. Even after a correction in 2000, the stock market for eCommerce and Internet companies has continued to experience a large wave of speculative investment. Further, aspects of the Internet (including security, privacy, reliability, cost, ease of use, and quality of services) are undergoing rapid evolution that may affect the use of the Internet in general, and Internet information aggregation software in particular. In addition, for its new dot.com customers, Teknowledge is exposed to a higher risk of bad debt and slower collections, compared to more reliable government customers.

         The demand for some new Internet software will depend upon broad acceptance of new methods of conducting business and exchanging information over the Internet. The demand for products developed by the Company cannot be determined, nor can the viability of these products be determined at this time due to the explosive growth and competitive nature of the market. As the market continues to change, there can be no assurance that the Company will continue to recruit or retain the technical staff to develop and bring to market products that will gain market acceptance or generate significant revenue or profits. If the TekPortal(TM) or other product markets develop more slowly than expected, become saturated with competitors, or if the Company's products do not achieve market acceptance, Teknowledge's business, financial condition, and results of operations may be materially and adversely affected.

         GlobalStake.com's ExploreRealty.com business did not get the capital funding necessary to be competitive in the business-to-consumer real estate market. The ExploreRealty.com business line of GlobalStake.com is pursuing third party arrangements to accept its real estate lead stream. GlobalStake.com is developing a new business-to-business model for continuing operations. GlobalStake.com is a business with limited cash and all the associated risks and uncertainties of a start-up business. Teknowledge owns 19.9% of GlobalStake.com.

         Teknowledge's service revenue from government R&D contracts were 59% of total revenue, and the Company has historically been profitable in that business. However, dependence on government contracts can be risky because the contracts are subject to administrative, legislative, and political interruptions, which may jeopardize the flow of funds. The Company's revenues, costs and earnings on government contracts are determined based on estimated overhead rates derived from forecasted annual costs. The Company's actual experience with fluctuations in the workforce, billable efficiency, and costs may vary from original estimates and necessitate periodic adjustments to the overhead rates until the actual costs have been tabulated and the year closed out. Such adjustments are made on a cumulative basis whereby the resulting revenue and income effects are recognized in the period of the adjustment.

         The typical cost-type government contract performed by the Company has a regulated fixed fee limit, which inhibits the Company from improving profit margins beyond what is permitted in the government regulations. In addition, Federal Acquisition Regulations exclude from reimbursement some "unallowable" expenses, which the Company considers a regular part of the business. Almost all the Company's contracts contain termination clauses, which permit contract termination upon the Company's default or at the contracting party's discretion. However, these clauses have been invoked infrequently.

Forward-Looking Statements

         Forward-looking statements made in this section relate to the expected growth of the commercial business, realizability of backlog, competition for government and commercial contracts, the mix of revenues between government and commercial, development of commercial products and services, the anticipated growth of eCommerce, GlobalStake.com or ExploreRealty.com, and the possible requirement for additional financing. All forward-looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward-looking statements contained herein as a result of competition, agency funding limitations, other factors relating to government contracting, ability to attract and retain technical and management personnel, commercial opportunities, cash collections, and other factors set forth under "Risks and Uncertainties" above and the section entitled "Certain Factors Which May Affect Future Results of Operations and/or Stock Price" in the Company's Form 10-KSB.
                                       13



                           PART II. OTHER INFORMATION


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

         On October 21, 1999 Teknowledge filed a counterclaim against SAP for patent infringement of two of its patents. The subject of the counter suit is the `983 patent entitled "Hierarchical Knowledge System" and U.S. Patent 4,783,752 entitled "Knowledge Based Processing for Application Programs Using Conventional Data Processing Capabilities." On May 24, 2000 and June 30, 2000, SAP filed motions for Summary Judgment on the `983 patent and the `752 patent, respectively. Teknowledge responded to these motions on June 9, 2000 and July 17, 2000, respectively. The parties are awaiting notification from the Judge on a hearing date or a ruling on the filed papers. The management of the Company considers the suit brought by SAP to be without merit and intends to defend its patents vigorously. Management believes the ultimate resolution of the above matters may have a positive impact, and will not have an adverse material impact on the Company's financial position and results of operations.

Item 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         The Annual Meeting of stockholders was held on July 19, 2000.

         A proposal to elect one Class III Director to serve for a three-year term was approved by stockholders. The proposal received the following votes:

                       For     Withheld
Robert T. Marsh     4,796,100   33,320

        The following directors continue:

              Benedict O'Mahoney
              Dr. Larry E. Druffel
              Neil A. Jacobstein
              James C. Workman

         Proposal no. 2 to ratify the selection of Arthur Andersen LLP as independent accountants for the fiscal year ending December 31, 2000 was approved by the stockholders. This proposal received the following votes:

              For               Against            Abstain
              5,064,784         5,303              18,121

         Proposal no. 3 to approve and adopt and amendment to the Company's 1998 Employee Stock Option Plan to increase the number of authorized shares from 1,595,101 to 2.345,101 was approved by stockholders. This proposal received the following votes:

              For             Against           Abstain       Broker Non-votes
              2,458,012       83,050            26,035         2,567,097

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


                                                         TEKNOWLEDGE CORPORATION
                                                         -----------------------
                                                                    (Registrant)




/s/ Neil A. Jacobstein        Chairman and Chief                August 14, 2000
Neil A. Jacobstein            Executive Officer



/s/ Dennis A. Bugbee         Chief Financial Officer,           August 14, 2000
Dennis A. Bugbee             Vice President of Finance
                             Principal Financial and
                             Accounting Officer)