Form 10QSB
period 2000-09-30
TEKNOWLEDGE CORP
filed 2000-11-14
CIK 716214

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                  EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2000

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

                                 (650) 424-0500
                            Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes [ X ] No [ ]

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

                     Class                 Outstanding at September 30, 2000
         Common Stock, $.01 par value              5,496,256 Shares

                                TABLE OF CONTENTS



         PART I.  FINANCIAL INFORMATION
Item 1.           Financial  Statements
                  Consolidated  Balance Sheets as of September 30, 2000 and December 31, 1999              3

                  Consolidated Statements of Operations and Comprehensive Income
                  for the three months and nine months ended September 30, 2000 and 1999                   4

                  Consolidated Statements of Cash Flows for the nine months ended
                  September 30, 2000 and 1999                                                              5

                  Notes to Unaudited Consolidated Financial Statements                                     6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                                            7

         PART II. OTHER INFORMATION

Item 1.           Legal Proceedings                                                                       12

Item 6.           Exhibits and Reports on Form 8-K                                                        13

Signatures                                                                                                15

                                              PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                             TEKNOWLEDGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                            As of September 30, 2000
                                     ASSETS

                                                                                         (Unaudited)
                                                                                      September 30,          December 31,
                                                                                          2000                   1999
                                                                                    ------------------    -------------------
Current assets:
     Cash and cash equivalents                                                    $           698,058   $          1,951,393
                                                                                    ------------------    -------------------
     Receivables:
         Customer - billed, net of allowance of $155,000                                    3,762,576              2,028,953
         Customer - unbilled                                                                1,014,716              1,234,189
                                                                                    ------------------    -------------------
             Total receivables                                                              4,777,292              3,263,142
                                                                                     ------------------    -------------------
     Deferred tax asset, short-term                                                           400,000                400,000
     Deposits and prepaid expenses                                                            141,605                 75,692
                                                                                    ------------------    -------------------
         Total current assets                                                               6,016,955              5,690,227
                                                                                    ------------------    -------------------
Capitalized software development costs, net of accumulated
     amortization of $ 157,643 and $ 81,255, respectively                                   1,588,228                359,743
                                                                                    ------------------    -------------------
Fixed assets, at cost
     Computer and other equipment                                                           3,347,286              3,078,647
     Furniture and fixtures                                                                   117,898                112,647
     Leasehold improvements                                                                   838,398                838,398
                                                                                    ------------------    -------------------
                                                                                            4,303,582              4,029,692
     Less accumulated depreciation and amortization                                        (3,848,623)            (3,652,857)
                                                                                    ------------------    -------------------
         Net fixed assets                                                                     454,959                376,835
                                                                                    ------------------    -------------------

Investment in Global Stake                                                                  1,093,835                211,765
Deferred tax asset, long-term                                                                 500,000                500,000
Other Assets, L-T                                                                              30,066                 29,397
                                                                                    ------------------    -------------------
Total assets                                                                      $         9,684,043 $            7,167,967
                                                                                    ==================    ===================
                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                                             $         1,697,457   $            747,404
     Payroll and related liabilities                                                          660,155                659,752
     Short term Loan Obligations                                                            1,100,000                     -
     Other accrued liabilities                                                                183,858                221,159
                                                                                    ------------------    -------------------
         Total current liabilities                                                          3,641,470              1,628,315
                                                                                    ------------------    -------------------
Commitments and contingencies

Stockholders' equity:
     Preferred stock, $.01 par value,  authorized  2,500,000  shares,  Series A,
         Convertible, none issued
     Common stock, $.01 par value, authorized 25,000,000
         shares, issued and outstanding 5,496,256 shares                                       54,970                 53,025
     Additional paid-in capital                                                             1,882,121              1,795,402
     Retained earnings since January 1, 1993
         (following quasi-reorganization)                                                   4,105,482              3,872,332
                                                                                    ------------------    -------------------
         Total stockholders' equity                                                         6,042,573              5,539,662
                                                                                    ------------------    -------------------
Total liabilities and stockholders' equity                                        $         9,684,043   $          7,167,977
                                                                                    ==================    ===================

                  The   accompanying   notes  are  an  integral  part  of  these
consolidated financial statements.

                             TEKNOWLEDGE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME


                                                                      (Unaudited)
                                                              3 Months Ended Sep 30,                        9 Months Ended Sep 30,
                                                              2000                    1999                2000                1999
Revenues                                        $         4,195,696  $            2,901,267 $        10,970,093  $        8,468,534
                                                  ------------------   ---------------------  ------------------   -----------------

Costs and expenses:
   Cost of revenues                                       3,068,667               1,978,308           8,037,140           5,294,705
   General and administrative                               666,124                 636,309           1,897,917           1,922,286
   Sales and marketing                                      110,815                 101,486             353,871             368,982
   Research and development                                 140,981                 104,266             318,950             371,224
                                                  ------------------   ---------------------  ------------------   -----------------

    Total costs and expenses                              3,986,587               2,820,369          10,607,878           7,957,197
                                                  ------------------   ---------------------  ------------------   -----------------

    Operating income                                        209,109                  80,898             362,215             511,337

Interest income                                              (4,097)                 31,439              26,339              84,539
Other Expense                                                 3,319                   2,417                  44               2,417
                                                  ------------------   ---------------------  ------------------   -----------------

Income before tax                                           208,331                 114,754             388,598             598,293
Provision (benefit) for income tax                           83,333                  62,664             155,440             256,079
                                                  ------------------   ---------------------  ------------------   -----------------

Net income                                      $           124,998  $               52,090 $           233,158  $          342,214
                                                  ==================   =====================  ==================   =================

Net income per share:

                      - Basic                   $              0.02  $                 0.01 $              0.04  $             0.07
                                                  ==================   =====================  ==================   =================

                      - Diluted                 $              0.02  $                 0.01 $              0.04  $             0.06
                                                  ==================   =====================  ==================   =================

Shares used in computing net income per share:

                      - Basic                             5,496,256               5,007,479           5,376,351           4,981,537
                                                  ==================   =====================  ==================   =================
                                                                                                                          5,790,816
                      - Diluted                           5,885,927               5,564,196           6,020,161           5,790,816
                                                  ==================   =====================  ==================   =================


                       The accompanying notes are an integral part of these consolidated financial statements.

                                                 TEKNOWLEDGE CORPORATION
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS



                                                                                                 (Unaudited)
                                                                                           9 Months Ended Sep 30,
                                                                                         2000                 1999
Cash flows from operating activities:
   Net income                                                                $         233,158    $         342,214
   Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation and amortization                                                      353,409              271,516
    Allowance for doubtful accounts                                                    145,000               10,000
    Noncash portion of income tax provision                                            141,840              214,706
    Changes in assets and liabilities:
     Receivables                                                                    (1,659,150)              14,673
     Deposits and prepaid expenses                                                     (65,913)             (14,270)
     Accounts payable                                                                  950,053               31,404
     Accrued liabilities                                                               (36,898)             (95,651)
                                                                               ----------------     ----------------

    Net cash provided by (used for) operating activities                                61,499              774,592
                                                                               ----------------     ----------------

Cash flows from investing activities:
    Investment in Globalstake                                                         (882,069)                  -
   Capitalization of software development costs                                     (1,386,797)            (146,898)
   Purchase of fixed assets                                                           (273,890)             (69,721)
                                                                               ----------------     ----------------

    Net cash used for investing activities                                          (2,542,756)            (216,619)
                                                                               ----------------     ----------------

Cash flows from financing activities:
    Drawdown on Line of Credit                                                       1,100,000                   -
   Proceeds from issuance of common stock                                              127,923              157,022
   Repurchase of common stock                                                               -              (241,334)
                                                                               ----------------     ----------------

    Net cash provided by financing activities                                        1,227,923              (84,312)
                                                                               ----------------     ----------------

Net increase (decrease) in cash and cash equivalents                                (1,253,334)             473,661

Cash and cash equivalents at beginning of period                                     1,951,393            2,378,390
                                                                               ----------------     ----------------

Cash and cash equivalents at end of period                                   $         698,059    $       2,852,051
                                                                               ================     ================


              The accompanying notes are an integral part of these consolidated financial statements.

                             TEKNOWLEDGE CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2000

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

2.       Net Income Per Share

         Net income per share is calculated in accordance with the provision of Statement of Financial Accounting Standard (SFAS) No. 128; "Earnings per Share," which requires companies to compute net income per share under two different methods, basic and diluted. Basic earning per share is calculated by dividing net income by the weighted-average shares of common stock outstanding during the period. Diluted earning per share is calculated by dividing net income by the weighted-average shares of outstanding common stock and common stock equivalents during the period. Common stock equivalents consist of dilutive shares issuable upon the exercise of outstanding common stock options.

3.       Repurchase of Common Stock

         On December 16, 1998, the Company adopted a program to repurchase up to 300,000 shares of the Company's common stock in the open market or in private during the twelve-month period ending December 15, 1999 at prevailing prices. Repurchases will be made periodically at management's discretion using the Company's own cash reserves. As of September 30, 2000, the Company had used $291,494 to repurchase 70,270 shares of the Company's Common Stock. Shares repurchased may be reissued to employees pursuant to the Company's stock option plans, or for other corporate purposes.


4.       Recent Accounting Pronouncements

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

         Teknowledge ("the Company") increased its financial software and services business substantially in the third quarter of 2000. The Company has been investing in TekPortal(TM) software product development, testing, and sales. For the three months ended September 30, 2000, the percentage of Teknowledge's commercial business has increased to 45% from 21% in the comparable quarter in 1999. As a result of on-going work at banks currently installing TekPortal, the current pipeline of banking opportunities, and anticipated growth in Internet-based financial services, the Company expects commercial revenues to continue to grow.

         Teknowledge's eCommerce business unit delivers TekPortal(TM) product and service solutions. TekPortal software gives financial services companies, such as Internet banks, the ability to provide customers with a single web site to manage their financial portfolio of bank and brokerage accounts. TekPortal permits both information aggregation and transactions between accounts. The customer provides all of the account and transaction permissions. TekPortal is typically installed on-premise at the financial institution. The financial institution provides its own security and privacy policies, and if necessary, Teknowledge's Information Assurance team can provide addition security software and services. A recent Celent Communications report on Account Aggregators
recognized   Teknowledge  as  the most experienced team leader in  delivering on-premise account aggregation solutions. The Company has several new Internet bank customers, and several effective value-added resellers for TekPortal, including NCR, Vexis, and Financial Fusion Inc.

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

         Teknowledge's eCommerce team can deliver TekPortal(TM) combined with other third party software solutions to financial services institution web sites. The Teknowledge Information Assurance security team can provide PKI and Check Point FireWall-1(TM) security expertise to banks and other financial institutions. The Web-based Training team provides embedded software training. The Knowledge Systems team develops methods to represent an organization's specialized knowledge, and then serves that knowledge over the web. Teknowledge adds value by solving challenging business problems, and increasing its customer's quality, speed, and efficiency of operations on the Internet.

         The exponential increase in information flowing through the World Wide Web has placed a premium on the ability to apply knowledge to enhance the value of information. This trend leverages Teknowledge's expertise in knowledge processing. Knowledge has become the key enabler to providing informed sales advice on web sites as well as providing individualized training. Teknowledge's Web-based Training and Knowledge Systems units are collaborating on building a new knowledge-processing component that can be used by web servers and sales advice software such as Sales Associate(TM). This new component is being developed for speed and flexibility. Unlike stand-alone expert systems, Internet-based knowledge systems enable new relationships between people and computers in capturing, refining, distributing, and applying knowledge to solve business application problems. Knowledge that was once held only by people can now be processed consistently by a computer and distributed via a web server to millions of customers 7 days a week, 24 hours a day. This type of "activated" knowledge can also be used by Teknowledge's customers to serve advice, assess situations rapidly in a crisis, defend web sites from attack, or ensure the distribution of messages to the right people at the right time.

         Teknowledge has been in business for nineteen years. It has reported twenty-five consecutive profitable quarters. The Company maintains an aggressive intellectual property program and is defending actively its nine U.S. software patents. In a time of increasing scarcity of top technical talent, the Company recently recruited an outstanding five-person technical team, including CTO Dr. Robert Balzer from the University of Southern California's Information Sciences Institute. Teknowledge provides a challenging and collaborative technical environment with many employee rewards. These rewards include advanced education and training, incentive stock options, performance bonuses, competitive salary, and an attractive benefits program. Teknowledge is headquartered in Palo Alto, California with offices in Fairfax, Orlando, Cleveland, Los Angeles and San Diego. The Company's stock is traded on the NASDAQ SmallCap Market under the symbol TEKC. Teknowledge was incorporated on July 8, 1981, under the laws of the State of Delaware.

Results of Operations

Revenues

         Revenues for the three months ended September 30, 2000 and 1999 were $4,195,696, and $2,901,267, respectively, a 45% improvement between periods. Approximately 45%, or $1,885,744, of the revenue earned in the third quarter of 2000 was attributed to commercial customers, and 55%, or $2,309,952, was from government contract R&D. In the comparable period in 1999, government and commercial revenues were $2,049,080 and $852,187, respectively. In dollar terms, commercial revenues more than doubled over the previous year. Government-sponsored contract R&D revenues between comparable periods improved 13%. Commercial revenues for the nine months ended September 30, 2000 were 39% of total revenues. $330,000, or 17.5%, of eCommerce revenue was attributed to the sale of commercial software licenses associated with the installation of the Company's proprietary TekPortal(TM) product on the web sites of financial service providers. The Company's pipeline of potential eCommerce customers has increased substantially in Q3. Because of the increased customer interest, the Company anticipates an increase in demand for its TekPortal financial products in the fourth quarter of 2000. Contract R&D revenues are expected to remain approximately the same, depending on the results of new program decisions and competitive contract awards.

Costs and Expenses

         Cost of revenues was $3,068,667 for the three months ended September 30, 2000 compared to $1,978,308 in the comparable period in 1999. The Company continues to expand its workforce to meet the demands of the growing commercial business. The bulk of the increase between periods in attributed to the growth in the demand for the TekPortal(TM) product and a corresponding increase in the costs of delivering additional services and support for customers using the new product. The Company also uses billable consultants and contractors to supplement its full-time employee workforce. During the third quarter of 2000, the Company spent $1,647,508 on these services compared to $1,105,320 in the comparable quarter of 1999. Subcontractor and consultant costs increased 49% between 1999 and 2000, roughly equivalent to the revenue growth between periods. Cost of revenues as a percentage of total revenues for both the three months and nine months ended September 30, 2000 was 73% of revenues, or $3,068,667 and $8,307,140, respectively. In the comparable periods in 1999, cost of revenues was $1,978,308 and $5,294,705, or 68% and 62.5%, respectively.

         General and administrative costs for the three months ended September 30, 2000 were $666,124, a $29,815 increase over the third quarter in 1999. In the third quarter of 2000, the Company experienced less average headcount in administrative and executive functions, and an increase in legal expenditures. General and administrative costs for the three months and nine months ended September 30, 2000 were $666,124 and $1,897,917, or 16% of total revenues, versus $636,309 and $1,922,286, or 22%, in the comparable periods in 1999.

         Sales and marketing costs for the three months ended September 30, 2000 were $110,815, a $9,329 or 9% increase over the comparable period in 1999. Sales and marketing costs rose in the third quarter of 2000 as the eCommerce unit expanded its advertising and marketing activities and assigned more personnel to product sales. For the nine months ended September 30, 2000, sales and marketing costs were $353,871, approximately 4% below the prior year. Sales and marketing costs are expected to increase during 2000 as the Company expands its financial services and product business.

         Research and development ("R&D") costs for the three months ended September 30, 2000 were $140,981, a 35% increase from the comparable period in 1999. These figures do not include primary R&D conducted under contract for our government customers nor do they include software development costs that were capitalized during the period. The Company expended $298,072 in the third quarter in the development of software for its TekPortal product that was capitalized in accordance with SFAS 86. For the year, the company has capitalized $1,386,128 of TekPortal costs. Some of the employees who are qualified to work on R&D projects were diverted to develop TekPortal software. Internal R&D costs, excluding TekPortal development, were 3% of revenues for the three months ended September 30, 2000 and 4% of revenues in the comparable quarter in 1999.

         Net interest income was $12,120 and $33,856 for the three months ended September 30, 2000 and 1999, respectively. Interest income reflects lower average cash balances during the period. The Company paid $16,217 of interest expense related to a bank loan during the quarter.

         Income before taxes for the three months and nine months ended September 30, 2000 was $208,331 and $388,598, respectively, which represented an 81% increase and 35% decrease over the comparable period in 1999. Starting in 1999, the Company achieved very low or even negative margins on its start-up eCommerce business, which was offset by the predictable returns from most government contracts. Starting in mid 2000, the company experienced an increase in revenue from commercial customers and products, but the emerging business line has yet to achieve its expected margins. Income before taxes was 5% of revenues from the three months ended September 30, 2000, and 4% of revenues in the comparable period in 1999.

         The Company utilized essentially all tax losses generated subsequent to the date of the quasi-reorganization, which were reflected as a reduction to the effective tax rate and provision for income taxes, up to December 31, 1998. Commencing 1999, realization of tax benefits existing at the date of the quasi-reorganization is recorded as an adjustment to additional paid-in-capital. Accordingly, the Company increased its effective tax rate and provision for income taxes for the first quarter of 1999 and thereafter. However, even with the increase in its effective tax rate for book purposes, the Company will continue to realize full cash savings from its extensive tax loss benefits existing at the date of the quasi-reorganization. In short, the Company has been reporting increased tax expenses but will not actually be required to pay the full amount of such taxes, and there will be only a minimal effect on the Company's cash reserves resulting from the reported increase in its effective tax rate.

         Net income for the three months and nine months ended September 30, 2000 was $124,998 and $233,158, or $.02 and $.04 per diluted share, versus $52,090 and $342,214, or $.01 and $.06 per diluted share, for the same periods in 1999. Net income represented 3% and 2% of revenues for the three months and nine months ended September 30, 2000; and 2% and 4% for the comparable periods in 1999, respectively. Because the eCommerce unit is relatively new, it has not achieved its expected net margins in its first year of operations. Government contracts continue to produce steady income but at a rate that is typically well below what one would expect from a successful commercial enterprise. This is because contracts negotiated with the government are restricted by government regulation from exceeding the fee limits established in the Federal Acquisition Regulations. The Company expects to achieve higher net margins on its commercial contracts as volume increases and operating efficiencies improve.

Bookings and Backlog

         At September 30, 2000, the expected multi-year order backlog was approximately $18.4 million, which consisted of (i) new orders for which work has not yet begun and (ii) revenue remaining to be recognized on work in progress. 96% of September 30, 2000 backlog is from competitive awards for government contract R&D projects. Approximately 35% of the backlog consists of government-sponsored programs that are awarded, but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. Approximately 67% of the new contract work is expected to be completed within twelve months. The Company's backlog at December 31, 1999 was approximately $18.6M.


Liquidity and Capital Resources

         As of September 30, 2000, unused sources of liquidity of the Company were $698,058 in cash and cash equivalents, a decrease of $2,154,169 over the previous year. The Company generated cash of $61,499 from its operating activities and $1,227,923 from financing activities, including $1,100,000 of borrowings. It invested $1,386,128 for developing capitalized software and $273,890 for purchases of computer equipment and other improvements. The Company invested $882,069 in GlobalStake.com during the first nine months of the year and has met 91% of its $1,200,000 investment agreement since GlobalStake.com was spun out in November of 1999. Generally, the decline in the Company's cash balance is attributed to the development of TekPortal(TM) software for sale and the investment in GlobalStake.com.

         The Company believes that the present level of cash and cash equivalents and borrowing capacity is adequate to service the Company's short-term liquidity needs in 2000, but the Company believes it will need additional cash to fund future growth. The Company is contractually committed to provide an additional $106,000 of seed money to GlobalStake.com's new business in future periods. It is anticipated that this requirement will be fulfilled early in 2001 and no future cash requirements are anticipated. The Company borrowed $600,000 against its line of credit in August 2000 and has borrowed a total of $1,100,000 against the $2,000,000 bank line. The Company uses the money to supplement its existing reserves and to fund the growth of its commercial operations. The Company is seeking additional funding from third parties to supplement its existing cash reserves, which have been reduced by the investment in GlobalStake.com and the demands of the expanding TekPortal business. Compared to reliable government customers, the Company has experienced slower collections, higher average receivable balances, and a slower turnover of cash from its commercial customers. Because commercial customers are judged to be a greater credit risk, the Company has tightened its credit/collection process and is increasing its reserve for bad debt.

         The Company has an unsecured line of credit from a financial institution in the amount of $2,000,000. The Company may borrow up to the lower of 60% of the receivable base or $2,000,000 at a rate of one percent over Prime. The line is subject to certain covenants and maintenance requirements that have been fulfilled.


Risks and Uncertainties

         Management believes that the market for TekPortal(TM) software is a significant new opportunity for the Company and that its eCommerce services business will expand rapidly. The market for financial aggregation software, however, is rapidly evolving, and characterized by an increasing number of market entrants who have introduced or are developing competing software products and services. As is typical for a new and rapidly evolving industry, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty. Even after a correction in 2000, the stock market for eCommerce and Internet companies has continued to experience a large wave of speculative investment. Further, aspects of the Internet (including security, privacy, reliability, cost, ease of use, and quality of services) are undergoing rapid evolution that may affect the use of the Internet in general, and financial aggregation software in particular. In addition, for its "dot-com" customers, Teknowledge is exposed to a higher risk of bad debt and slower collections, compared to more reliable government customers. If the Company does not raise additional cash, the Company's business growth, financial condition, and results of operations may be materially and adversely affected. Management is investigating several opportunities to raise additional cash for growth by selling technology licenses or stock. However, there is no guarantee that these efforts will yield positive results.
                                       11

         The demand for some new Internet software will depend upon broad acceptance of new methods of conducting business and exchanging information over the Internet. The demand for products developed by the Company cannot be determined, nor can the long-term viability of these products be predicted in advance of actual market experience. As the market continues to change, there can be no assurance that the Company will continue to recruit or retain the technical staff to develop and bring to market products that will gain market acceptance or generate significant revenue or profits. If the TekPortal(TM) or other product markets develop more slowly than expected, become saturated with competitors, or if the products do not achieve market acceptance, Teknowledge's business, financial condition, and results of operations may be materially and adversely affected.

         GlobalStake.com's ExploreRealty.com business did not get the capital funding necessary to be competitive in the business-to-consumer real estate market. The ExploreRealty.com business line of GlobalStake.com made third-party arrangements to accept its real estate lead stream. GlobalStake.com is developing a viable business-to-business model for conducting commercial real estate mortgages. This business is configured to be cash flow positive and profitable. However, GlobalStake.com is a business with limited cash and all the associated risks and uncertainties of a start-up business. Teknowledge continues to own 19.9% of GlobalStake.com.

         Teknowledge's service revenue from government R&D contracts was 55% of total revenue in the third quarter, and the Company has historically been profitable in that business. However, dependence on government contracts can be risky because the contracts are subject to administrative, legislative, and program priority changes, which may jeopardize the flow of funds. The Company's revenues, costs, and earnings on government contracts are determined based on estimated overhead rates derived from forecasted annual costs. The Company's actual experience with fluctuations in the workforce, billable efficiency, and costs may vary from original estimates and necessitate periodic adjustments to the overhead rates until the actual costs have been tabulated and the year closed-out. Such adjustments are made on a cumulative basis whereby the resulting revenue and income effects are recognized in the period of the adjustment.

         The typical cost-type government contract performed by the Company has a regulated fixed-fee limit, which inhibits the Company from improving profit margins beyond what is permitted in the government regulations. Federal Acquisition Regulations exclude from reimbursement some "unallowable" expenses, which the Company considers a regular part of the business. In addition, almost all the Company's contracts contain termination clauses, which permit contract termination upon the Company's default or at the contracting party's discretion. However, these clauses have been invoked infrequently.


Forward-Looking Statements

         Forward-looking statements made in this section relate to the expected growth of the commercial business, realizability of backlog, competition for government and commercial contracts, the mix of revenues between government and commercial, development of commercial products and services, cash and financing requirements, and the anticipated growth of eCommerce and GlobalStake.com. All forward-looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward-looking statements contained herein as a result of competition, agency funding limitations, other factors relating to government contracting, ability to attract and retain technical and management personnel, commercial opportunities, cash collections, and other factors set forth under "Risks and Uncertainties" above and the section entitled "Certain Factors Which May Affect Future Results of Operations and/or Stock Price" in the Company's Form 10-KSB.

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

         On October 21, 1999 Teknowledge filed a counterclaim against SAP for patent infringement of two of its patents. The subject of the counter suit is the `983 patent entitled "Hierarchical Knowledge System" and U.S. Patent 4,783,752 entitled "Knowledge Based Processing for Application Programs Using Conventional Data Processing Capabilities." On May 24, 2000 and September 30, 2000, SAP filed motions for Summary Judgment on the `983 patent and the `752 patent, respectively. Teknowledge responded to these motions on June 9, 2000 and July 17, 2000, respectively. The parties are awaiting notification from the Judge on a hearing date or a ruling on the filed papers. The management of the Company considers the suit brought by SAP to be without merit and intends to defend its patents vigorously. Management believes the ultimate resolution of the above matters may have a positive impact, and may not have an adverse material impact on the Company's financial position and results of operations.

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


                             TEKNOWLEDGE CORPORATION
                                  (Registrant)




/s/ Neil A. Jacobstein           Chairman and Chief           November 14 , 2000
Neil A. Jacobstein               Executive Officer



/s/ Dennis A. Bugbee             Chief Financial Officer,     November  14, 2000
Dennis A. Bugbee                 Vice President of Finance
                                 (Principal Financial and
                                 Accounting Officer)