Form 10KSB
period 2000-12-31
TEKNOWLEDGE CORP
filed 2001-04-02
CIK 716214

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934 [Fee Required]

                   For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934 [No Fee Required]

                  For the transition period from_____ to______

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

                    Issuer's telephone number: (650) 424-0500

        Securities registered pursuant to Section 12 (b) of the Act: None

              Securities registered pursuant to Section 12 (g) of the Act:

                     Common Stock, $.01 par value per share
                    Series A Preferred Stock Purchase Rights

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $14,376,024

The aggregate market value of Common Stock, $.01 par value per share, held by non-affiliates of the registrant was $9,371,769 on March 26, 2001 (based on the average bid and ask price per share of Common Stock on that date as reported by the Nasdaq SmallCap Market). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 26, 2001, there were 5,690,835 shares of Common Stock, $.01 par value per share, of the registrant outstanding.

Documents Incorporated by Reference
Proxy Statement for the 2000 Annual Meeting of Stockholders            Part III

Teknowledge(R),   TekPortal(TM)  and  Sales   Associate(TM)  are  trademarks  of
Teknowledge Corporation. All other brand names, product names, trademarks and registered trademarks are the property of their respective holders.

                                     PART I

- --------------------------------------------------------------------------------
Item 1.  Description of Business

         Teknowledge Corporation (the "Company") sells software product and service solutions, and is increasingly focused on the financial services industry. It also provides contract research and development services, primarily to the Defense Advanced Research Projects Agency ("DARPA"). Teknowledge designs intelligent transactions that deliver flexible, secure, and knowledge-based interactions with customers. These transactions enable organizations to codify their knowledge, use it to interpret data, and provide value-added services to end-users.

         The Company operates five business operating units within one reporting segment. The operating units are interdependent in terms of infrastructure, talent, technology, and management incentives, and therefore are treated as a single reporting segment. The fastest growing part of Teknowledge is the Financial Systems (eCommerce) operating unit. This unit is increasingly focused on Teknowledge's TekPortal solution, which provides customer information aggregation for the financial services industry. This focus is strengthened by Teknowledge's knowledge processing capabilities, network security, web-based training, and distributed systems solutions. Teknowledge is a Value Added Reseller ("VAR") for components such as CheckPoint's Firewall-1(TM) security product, and Financial Fusion solutions. In addition, Teknowledge is qualified as a Microsoft Certified Partner.

         Teknowledge has four other operating units in complementary technical application areas, in addition to its Financial Systems unit. Security Systems (Information Assurance) provides network security solutions that protect the information stored in computer networks and ensure that information is accessible by the right people at the right time. Training Systems encapsulates traditional courseware into reusable electronic media, develops intelligent tutoring systems, and develops software to distribute the resulting courseware solutions on the Internet. Distributed Systems is focused on improving the quality, control, and timeliness of services on the Internet. Knowledge Systems is developing solutions for processing knowledge and making inferences about customer-supplied data.

         Many  of  Teknowledge's   customers  need  to  provide  knowledge-based
transactions, supported by security, training, and distributed application performance solutions. Teknowledge supports its cutting-edge research and development capabilities by winning national competitions sponsored by the Defense Advanced Research Projects Agency ("DARPA"), the National Institute of Standards and Technology ("NIST"), and Small Business Innovation Research (SBIR) Programs sponsored by other agencies. This provides Teknowledge with a very rich source of technology for its own focused product development, patents, and licensing. Teknowledge has an unusually large intellectual property program for a small company, with nine fundamental U.S. software patents available for license.

         Teknowledge's direct revenue mix from continuing operations for the year ending December 31, 2000, was approximately 36% financial systems products and services and 64% government-sponsored contract R&D. In 1999, the ratio was 15% to 85%. The proportion of revenue attributed to Financial Systems is expected to continue to increase as investment and capabilities in this unit grow over the coming years. Teknowledge is increasing its investments and focus on commercial software products and services, particularly in financial account aggregation and related markets.

         Teknowledge was incorporated on July 8, 1981 under the laws of the State of Delaware. The Company's principal executive and technical operations offices are located at 1810 Embarcadero Road, Palo Alto, California 94303. In addition, Teknowledge has technical operations offices located in Marina Del Rey and San Diego, California; Fairfax, Virginia; Cleveland, Ohio; and Orlando,
Florida. The availability of distributed talent pools, real estate price differentials, and improved communications infrastructure make utilizing multiple locations a viable solution for the company. Teknowledge's business is currently concentrated in the United States, although there is increasing international demand for TekPortal account aggregation solutions.

Overview

         Teknowledge started almost 20 years ago as a technology company, with the vision of codifying and distributing knowledge via computers. Today, Teknowledge is becoming a financial products and services supplier with a large, contract R&D funded research and development capability. Teknowledge is shifting its focus from contract research and development to deliver application solutions for financial services customers. The first few financial services to be converted to the World Wide Web were just static information sources, using technologies with few barriers to entry. In spite of the recent market slowdown, the next generation of financial services applications will place an increasing competitive premium on an organization's ability to process and apply its customer information effectively. This is particularly true for banks and financial services companies. Account aggregation products like TekPortal provide unprecedented information about the financial transactions of customers. Teknowledge has the technical foundation for strong competitive advantages in helping both financial institutions and their customers understand this information and make profitable use of it.

         Knowledge systems are software programs that enable combinations of people and computers to capture, refine, distribute, and apply knowledge to solve business application problems. Teknowledge develops systems that integrate conventional software with advanced knowledge processing methods in high-value application solutions. These solutions are developed with software products and services that support integration, processing, and systematic utilization of an organization's key knowledge assets. Increasingly, an organization's knowledge assets are encoded in knowledge processing applications and distributed to customers via the Internet to make solutions available globally, seven days a week, 24 hours a day. When the knowledge in this value chain is specialized for financial applications and combined with specific customer information, it will drive the growth of Teknowledge's business in financial systems, supported by network security, training, and distributed application solutions.

         Each of Teknowledge's operating units utilizes internally developed and third-party software components in its application solutions. Utilizing third-party components in an application solution allows for faster and more robust solutions. It also allows Teknowledge to focus on developing TekPortal in the context of a robust application solution. For example, TekPortal can be sold with specialized interfaces, databases from companies such as Oracle or Microsoft, and a security firewall from CheckPoint. This strategy allows Teknowledge to provide innovative components in the context of delivering basic value to the customer with leading commercial products. The Company delivers to the customer a faster and more robust solution, and Teknowledge typically receives a VAR license fee on each third-party commercial product delivered.

         Some of the Company's current and future business focus is on developing software to make it possible to delegate knowledge-intensive tasks to computer software "associate systems." These associate systems may integrate several special-purpose software agents to accomplish routine tasks. They may also accelerate knowledge gathering, refinement, dissemination, and utilization over computer networks. Teknowledge's strategic plans include specializing associate systems software that amplifies human productivity with the ability to apply financial knowledge effectively. Teknowledge has built six prototype associate systems. One of these prototypes, called Sales Associate(TM), has been commercialized. Some of Sales Associate's capabilities have been specialized, simplified, and incorporated into TekPortal's TekMarketer features. Other capabilities may become value-added modules to generate additional sales revenue.

Operating Units

         Teknowledge has distributed operations, with its headquarters located in Palo Alto, California and offices in Marina Del Rey and San Diego,

California; Fairfax, Virginia; Cleveland, Ohio; and Orlando, Florida. The Company operates five interdependent operating units within one reporting operation: Four are currently focused primarily on contract research and development, while one, Financial Systems, is focused on financial services and products. The operating units are interdependent in terms of infrastructure, talent, technology, and management incentives, and therefore are treated as a single reporting segment.

Financial Systems. The Financial Systems unit has ongoing contracts with banks and financial institutions to provide both financial services and Teknowledge's multi-institution account aggregation solution, called TekPortal. Teknowledge has sold over 20 TekPortal software licenses to financial institutions.
TekPortal enables institutions to provide a consolidated view of their customers' financial portfolio seamlessly integrated into their own web site. TekPortal will act as an authorized agent of the customer to access and consolidate account balance and transaction information from various institutions including banks, credit unions, brokerages, credit card companies, billing companies, and frequent travel reward sites. TekPortal also offers funds transfers services between multiple institutions, sweep capabilities to automatically move funds, and proactive notification services to alert customers when specific events occur on an account in their portfolio. The TekPortal solution has not gone unnoticed by the financial industry, which is currently undergoing a transformation under the Gramm-Leach-Bliley Act. This legislation permits banks to offer a more complete set of banking, brokerage, and insurance services. Teknowledge believes that financial institution customers will be attracted by the convenience of one-stop shopping for managing their financial portfolio, and acquiring new products and services. TekPortal is uniquely positioned to provide financial institutions with an on-premise capability to retain customers at their web site, and then use that opportunity to sell new products and services.

         TekPortal is an on-premise account aggregation solution that places the power of portfolio management into the hands of financial institution customers. The product seamlessly integrates into existing Internet banking applications and enables banks to offer their customers a consolidated and personalized view of their financial portfolio. Banks can use TekPortal's on-site data warehouse to more effectively mine their customers' financial portfolio information and offer their own competitive products or services

         TekPortal was designed with security and privacy in mind. The financial institution owns and manages the solution. All data and operations reside within the institution's data center, giving the financial institution control of all security privacy procedures and policies that are not set by users. This can increase customer confidence that their financial information is protected appropriately.

TekPortal enables banks and other financial institutions to offer customers the capability to:

- - Aggregate accounts to collect account balance and transaction history information
- - Transfer funds between local and external accounts
- - Set alert notifications of triggered events on aggregated accounts
- - Enable "third-party views" to grant others the right to co-manage an individual's financial portfolio
- - Categorize assets and liabilities, track net worth, and view portfolio reports.

         Teknowledge's Financial Systems business unit provides assessments of customer's needs for TekPortal and additional software solutions. This may provide pull-through opportunities for selling Teknowledge's security, training, distributed systems, or knowledge systems solutions.

         The Sales Associate is a less mature software system that provides unassisted sales over the Internet. It incorporates rules of selling and utilizes specific product knowledge to emulate the best practices of the most productive sales person in a firm. The product goes beyond the typical browsing interaction on the World Wide Web by engaging the customer in an interactive dialog about products. The Sales Associate creates a unique profile of every customer and tailors the sales presentation to each prospect. It remembers a customer's profile and preferences, and applies all available information towards the next sale. The Sales Associate incorporates both generic and domain-specific "rules of selling" to guide the sales process. It matches a customer profile with the products in a product knowledge base. The Sales Associate delivers up-to-the-minute information on product features and availability, as well as news of special discounts and other promotions. The software is designed for delivery with other commercial components such as web servers, databases, firewalls, and other web site components. The Sales Associate is a powerful technology, and the Company has continued to evolve its capabilities. However, potential customers have been daunted by the need to specialize its domain knowledge. In response, Teknowledge plans to specialize a new version of the Sales Associate's software as a value-added module for TekPortal and the financial services industry. However, there are uncertainties and risks associated with the introduction of any software product (see Part II, Item 6).

Security Systems. The need for information security on computer networks has created tremendous demand in both government and industry. Keeping Internet sites and transactions secure from hackers and thieves is critical to effective military and financial institution operations. Security systems go beyond simply protecting information. It is relatively easy to protect information if it does not need to be accessible. However, both military and financial information needs to be accessible by people globally, seven days a week, 24 hours a day. This requirement shifts the focus from information protection to assured information access to the appropriate customers. Techniques for accomplishing systems security, such as authentication, encryption, and firewalls, are constantly evolving. Teknowledge is the prime contractor on a number of DARPA-sponsored projects focused on advanced techniques of Internet or cyber security, including an associate system for web site intrusion detection and response. There are many third-party party commercial opportunities in this arena. Some commercial products, such as CheckPoint's firewall for web site security, have emerged as commercial market leaders. Teknowledge has become certified as a VAR to deliver CheckPoint's Firewall-1(TM) product, which provides an opportunity for product license and services sales for commercial security systems applications.

Training Systems. The Internet and the World Wide Web have created an opportunity to distribute formerly isolated computer-aided instruction that ran on desktop systems. Not only have the techniques of computer-aided instruction improved dramatically in recent years, but also the means to distribute them have undergone a veritable revolution. Now it is possible to provide distance learning via an interactive course delivered through a standard World Wide Web browser. There are major opportunities to deliver in-house corporate training over intranets, K-12 education over the Internet, and just-in-time adult training on the job or in the home. Teknowledge has been involved in education and training since 1981, and in 1998 it created a business unit devoted entirely to this growing opportunity. Teknowledge served as the Cluster Leader for the US's largest multi-institution project on Intelligent Tutors and Associates between 1995 and 1998. The DARPA Computer Assisted Education and Training Initiative sponsored Teknowledge's prototype work on associate systems. The Parent's Associate enabled parents to get advice on parenting and provide access to Internet-based educational resources. The Center Associate provided a computer-based coach to help guide users in getting the most from education resources available to them. Teknowledge is playing an important role in the government-sponsored Advanced Distance Learning Initiative, which is advancing distance learning technology to provide cost effective and industrial strength courseware over the Internet. In 1998, Teknowledge was one of three prime contractors selected out of 51 teams in the NIST Adaptive Learning Systems competition. Teknowledge was awarded $2 million in cost sharing on a $4.3M project to develop a Courseware Factory(TM) for converting podium-based traditional courses for delivery over the World Wide Web. This work has already provided several key technology results. During 2000, Teknowledge won several Small Business Innovation Research grants to provide advanced computer-based tutoring systems over the web.

Distributed Systems. Operations that are widely distributed require extensive object-oriented systems infrastructure and the ability to extract reliable performance from distributed resources. Currently, the World Wide Web provides little of this systems infrastructure, but instead relies on the distribution of linked web pages or multimedia documents. In the future, complex webs of objects and knowledge will have to be distributed systematically and updated dynamically. This requires the ability to provide reliable quality of service performance, security of operations, and maintainability. Distribution of knowledge by intelligent "push" and "pull" techniques has already become a critical technology. In addition, the types and quantity of knowledge distributed will require new designs and new software specialized for specific knowledge processing tasks. Teknowledge's Distributed Systems business unit focuses on providing new Internet systems infrastructure to address these needs. It is a prime contractor on the DARPA-sponsored QUITE project, where the objective is to provide innovative solutions to the problem of optimizing the quality of service of distributed resources on a network.

         In 2000, Teknowledge recruited Chief Technology Officer and Distributed Systems Program Manager Dr. Robert Balzer and his team from the Information Sciences Institute at the University of Southern California. USC agreed to transfer $6.6M of Dr. Balzer's contract backlog to Teknowledge. This team is doing a variety of mostly DARPA-sponsored contract R&D projects. These projects involve software wrappers for uniform access to heterogeneous software, associate systems to provide distributed and personalized briefings, and a system for instrumenting and controlling software components. The technology resulting from these projects has promising applications in commercial security, search engines, extensions to popular desktop software, and personalized financial briefings.

Knowledge Systems. Computer knowledge bases are much larger and more useful now than they have ever been before. A threshold has been reached where the power gained from applying knowledge-based technology is much greater than in the past. Techniques for creating large knowledge bases have advanced significantly. Many fundamental problems of how to perform efficient inference on large knowledge bases are being solved incrementally. Many specialized techniques for creating and applying knowledge have matured. The potential payoff from combining elements from this research progress into useful systems is considerable. For example, complex problem solving requires the ability to access and synthesize data from multiple sources quickly and effectively. The objective is to develop a dynamic assessment of an evolving opportunity, problem, or competitive situation. This infrastructure can also serve as a basis for pragmatic problem solving and web interface capabilities for financial services or other applications. Decision-makers have noticed that using satellite and World Wide Web information systems is like "standing in front of an information fire hose." It is hard to take a sip without getting more information than is useful or necessary. Teknowledge's Knowledge Systems business unit focuses on providing knowledge-based tools, applications, and ontology (knowledge structures) that allow computers to aid humans in interpreting the fire hose of data. Teknowledge is a prime contractor on a number of government-sponsored programs and is participating in some long-term commercial developments, including a new and faster knowledge server for a version of Sales Associate can be specialized for TekPortal and financial instruments.

Sales and Marketing

         Teknowledge's employees, including the operating unit managers, dedicated sales staff, and the CEO, market and sell Teknowledge's services and software. Each operating unit offers consulting services to help prospective customers define their problems and projects. Consulting assignments are funded to evaluate current corporate capabilities and recommend next steps, including application work. However, Government proposal work conducted in response to a Broad Area Announcement or Request for Proposal is typically not funded.

         In 2000, Teknowledge increased its commercial sales and marketing efforts to lay the foundation for increased Financial Systems business. This may provide increased license and services revenues, and broaden market acceptance of TekPortal by increasing access to an expanded base of commercial customers. NCR and Financial Fusion are VARs for TekPortal. Fincentric (formerly ProLogic) has an agreement with Teknowledge to OEM (private label) TekPortal. In addition, Teknowledge is actively seeking additional VAR companies to sell TekPortal, and pull through the Company's other application solutions.

Backlog

         At December 31, 2000, the expected order backlog was approximately $20.2 million, which consisted of (i) new orders for which work has not yet begun and (ii) revenue remaining to be recognized on work in progress. 91% of the December 31, 2000 backlog is from government customers. Approximately 40% of the backlog consists of government-sponsored programs that are awarded but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. In 2000, the Information Sciences Institute transferred to Teknowledge $6.6M in contract R&D backlog. Backlog is an estimate and is subject to a number of risks (see Part II, Item 6: Management's Discussion & Analysis or Plan of Operation - Certain Factors That May Affect Future Results of Operations and/or Stock Price). The portion of the overall backlog that is expected to be fulfilled in the current fiscal year is approximately 38%.


Research and Development

         Most of Teknowledge's research and development (except in the Financial Systems business unit and specific Security Systems and Knowledge Systems contracts) were funded R&D contracts sponsored by the government. Much of this development work is focused on fundamental software systems functionality, equally useful for military or commercial applications. The DoD generally funds these capabilities if it cannot find what it needs in the commercial software market. The requirement for innovation is fundamental. Generally, the Company retains the exclusive commercial development rights to its government sponsored software development. Teknowledge also sponsors its own software development, mostly in the form of capitalized product development.

         In 2000 Teknowledge continued to grow its TekPortal product and services business, and increased its investment in TekPortal considerably. The Company capitalized $2,213,665 and $185,460 of computer software development costs in the years ended December 31, 2000 and 1999, respectively. In addition, the Company expensed $557,850 and $599,231 of its own matching funds on Courseware Factory R&D for the years ended December 31, 2000 and 1999, respectively.

Competition

          A number of companies provide consulting services and software that compete with aspects of Teknowledge's business. Many of these companies are substantially larger and have greater financial resources than Teknowledge. Teknowledge's primary competitive advantages are its experienced management team, its specialized financial systems consulting and engineering teams, its deeply technical R&D talent base, its expertise in key application areas, its patent portfolio and other software-based intellectual property, and its unusually strong and externally funded R&D program in several key areas relevant to TekPortal and the financial services industry.

         TekPortal is uniquely positioned with respect to the account aggregation market. Its main competition from Yodlee, VerticalOne, and EasyLogin have historically focused on providing off-premise, centralized data center solutions. Yodlee is the largest provider of application service provider or ASP-based account aggregation. In contrast, TekPortal provides an on-premise software license solution that allows the financial institution, as the trusted provider, to warehouse and manage access to the customer's financial portfolio information. The financial institution is uniquely positioned to use the aggregated balance and transaction information, with the customer's permission, to more effectively sell relevant products and services directly to its customers. In addition, the TekPortal on-premise solution allows the financial institution to set and enforce procedures to protect the privacy of the customer's financial information. As the account aggregation market heats up, the key differentiators will be new modules that help financial institutions realize the value in their account aggregation database. Other factors will include the cost to operate the service, and the ability to provide additional on-site consulting and application services.

         Trilogy Development Group, Calico, Concentra, Selectica, Brightware, Baan, SAP, Oracle, PCorder.com, and others provide sales and configuration systems. Knowledge processing systems are provided by Logica Carnegie Group, Inference Corp., Mindbox, Inc. CycCorp, Intellicorp, Inc., and others. Distributed systems and security services are provided by Trusted Information Systems, SRI, Secure Computing, Lockheed-Martin, Boeing, Genuity, ISX, and SAIC, among others. Internet-based distance education and training technologies include Click2Learn, IBM, and KnowledgeNet, with new competitors still emerging in the commercial marketplace. Potential competitors could also be collaborators, such as Macromedia (learning components sold to IBM) and Click2Learn (formerly Asymetrix Learning Systems), which are both technology suppliers on the Courseware Factory project.

Proprietary Rights

         Teknowledge maintains an active intellectual property program and currently holds nine key U.S. software patents. The application software developed by Teknowledge includes TekPortal for financial information consolidation, Sales Associate for conducting automated sales on the Internet, knowledge-based expert systems, pattern detection and data fusion tools, and systems to manage and protect webs of networked information. One patented software, the automatic retrieval of changed files by a network software agent, allows users to register interest in a particular data item on a specific web page and get notification when that item changes. As use of any product name becomes consistent and established, the Company intends to apply for formal registration of the product name as a trademark in the United States and relevant foreign jurisdictions.

         Teknowledge has relied on a combination of patent, copyright, trade secret and trademark laws, as well as contractual provisions, to protect its proprietary technology. The Company requires all employees, customers, vendors, and others who have access to proprietary technology to sign nondisclosure agreements. The Company retains a proprietary right to market commercially most of the development sponsored by government agencies. The government may not distribute proprietary information that was developed by the Company to any third-party for commercial purposes without first receiving permission from the Company.

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

         There can be no assurance that Teknowledge's protective measures will be adequate to protect its proprietary rights, that others have not or will not independently develop or acquire equivalent or superior technology, or that the Company will not be required to obtain royalty-bearing licenses to use other intellectual property in order to utilize the inventions embodied in its patents. There also can be no assurance that any patents will be issued pursuant to the Company's current or future patent applications or that patents issued pursuant to such applications or any patents the Company currently owns will not be invalidated, circumvented or challenged. Thus far, Teknowledge has not been notified that it may be infringing any patents or proprietary rights owned by third parties. There can be no assurance that the Company would be able to enter into an acceptable license under such third-party patents, or that it could redesign or modify its products and processes to avoid infringement of such patents or proprietary rights, or that the Company could otherwise avoid infringement of such patent or proprietary rights. In the event the Company is unable to take such action, its business, financial condition and results of operations could be materially and adversely affected. In some cases, litigation may be necessary to protect the Company's proprietary rights (see Part 1, Item 3: Legal Proceedings).

Contract R&D

         In 2000, approximately 64% of Teknowledge's revenues were from cost-type government-sponsored contract research and development. Since these R&D contracts are typically made on a multi-year basis, 91% of Teknowledge's December 31, 2000 backlog was for contract R&D sponsored by the government. Teknowledge may enter into cooperative "matching" agreements with NIST or other government agencies in which some R&D costs are reimbursed. The Company's success in winning contract R&D business depends on effective competitive bidding for contracts. The Company applies for contract R&D in the form of a proposal by responding to Requests for Proposals and Broad Agency Announcements issued by the United States Federal Government, by prime contractors under contract to the U.S. Government, or in some cases by commercial companies. Proposals include discussion of the technical approach to be taken to satisfy the sponsor's or the prime contractor's requirements and a detailed presentation of costs expected to be incurred. The proposal is reviewed and evaluated by technical and administrative personnel employed by the government or the prime contractor. Typically, these contracts are bid competitively, and the contract is awarded to the company which would best satisfy the government's or the prime contractor's requirements. If the procurement method is "negotiated award," the government or the prime contractor enters into negotiations to determine a price for the contract; upon successful conclusion of negotiations, a contract is awarded. Government contracts are subject to agency funding limitations, congressional appropriation, and the priorities of the current administration in Washington, D.C.

         Most cost-type government contracts performed by the Company have a regulated fixed-fee limit, which limits the Company from improving profit margins on these type of contracts beyond what is permitted in the government regulations. In addition, Federal Acquisition Regulations exclude from reimbursement some "unallowable" expenses that the Company considers a regular part of the business. Almost all of the Company's contracts contain termination clauses that permit contract termination upon the Company's default or at the contracting party's discretion. During 1998, DARPA terminated several of its own projects due to a change in its program priorities. Since the terminations involve some of Teknowledge's multi-year projects, the effect on revenue may be spread over several years. Such cancellations may occur again in the future; however, Teknowledge conducts contract R&D in several technically relevant areas, and this diversity helps protect against some of the effects of changes in sponsor priorities. The Company intends to build its substantial multi-year backlog further with additional proposals for new contract R&D projects, since this work provides a strong pipeline of software and technical innovation that can be applied commercially.

         The majority of Teknowledge's service revenue is derived from government-sponsored contract research and development projects, and the Company has historically been profitable in that business. However, dependence on R&D contracts can be risky because the contracts are subject to administrative, legislative, and political interruptions, which may jeopardize the flow of funds. There can be no assurance that the government will continue to seek services at the current level in the future. Another uncertainty is that the Company's revenues, costs, and earnings on government contracts are determined based on estimated overhead rates derived from forecasted annual costs. The Company's actual experience in headcount growth, billable efficiency, and costs may vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made a cumulative basis whereby the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal government. As a result of these audits, the Company may be exposed to cost adjustments, which are applied on a retroactive basis to the government contracts completed in those years. These adjustments can have a positive or negative effect on the business. In order to diminish the possible exposure in prior years, the Company has established a reserve for such contingencies.

         The indirect costs and expenses accumulated in the performance of government contracts are allocated to the customer in the form of overhead (indirect) rates. These rates, which are periodically reviewed by government auditors, fluctuate based on the relationship between overhead costs and direct costs incurred in the performance of the contracts during the year. Excluded from these rates, and not subject to reimbursement, are small amounts of unallowable costs, such as entertainment and advertising. In addition, the government has established compensation reimbursement limits for contract R&D employees, which reduces the amount of compensation and related expenses (such as bonuses and stock options) that can be passed on to the government through the overhead rates. Teknowledge typically receives about 7%-8% fees on new government contracts. New contracts that have been transferred to Teknowledge from another institution, such as those that were transferred from USC in 2000, may provide for technology rights, but no fees. The overall limitation on potential government contract fees, coupled with a potential increase in the expenses not eligible for reimbursement, restrict the Company's ability to improve profit margins on government contracts in the future. The Company's government-sponsored R&D is most valuable as a technology incubator, development laboratory, and test bed. The best software from this work becomes a candidate for software product commercialization. This helps the government amortize the considerable cost of maintenance, and it improves Teknowledge's ability to compete in the commercial marketplace.

Employees

         Teknowledge had a total of 71 full-time employees at December 31, 2000. All the employees were employed in the continental United States. The majority of employees are technical. They perform direct billable work on contracts, or develop, support, and sell software products. In addition to full-time employees, Teknowledge employs independent contractors to work on specific projects. A large percentage of Teknowledge employees have deep expertise in technical disciplines. The future success of the Company will depend, in part, on the Company's ability to retain, attract, and motivate highly qualified technical, sales, and management personnel. This has become a particular challenge as demand for top quality software professionals continues to exceeded supply, even in a bear market. Teknowledge provides competitive salaries and bonuses, an active Incentive Stock Option program, a superior benefits program, and a stimulating work environment. The Company has never had a work stoppage, and it is not a party to any collective bargaining agreement with any of its employees.

Executive Officers

         Neil A. Jacobstein, 46, is Chairman of the Board, Chief Executive Officer, and President of Teknowledge. He served as President and Chief Operating Officer and a director of the Company since January 1993. He was elected to the position of Chairman and CEO on November 22, 1999. After joining Teknowledge in 1984, Mr. Jacobstein was promoted over a nine year period to:
Senior Knowledge Engineer, Manager of the Research and Advanced Development Group, Vice President and General Manager of Research and Advanced Systems
Development, and Vice President and General Manager of the Knowledge Systems Division. Mr. Jacobstein initiated Teknowledge's eCommerce unit in 1996. In 1998, he was appointed to the Technology Advisory Board of the U.S. Army's Simulation, Training, and Instrumentation Command (STRICOM). Prior to joining Teknowledge, Mr. Jacobstein was a Graduate Research Intern and consultant at Xerox PARC, and a Research Associate at CBNS. Since 1992, he has served as the Chairman of the Board of Directors of the Institute for Molecular Manufacturing, a nonprofit organization. He serves as a Director of GlobalStake.com. In 1999, Mr. Jacobstein was elected a Henry Crown Fellow in the Aspen Institute's executive leadership program.

         Dennis A. Bugbee, 54, is Vice President of Finance, Chief Financial Officer, and Secretary of the Company. Mr. Bugbee joined the Company in 1990 as the Division Controller for the Knowledge Systems Division in Palo Alto, California. He was promoted to Director of Finance March 1, 1993 and shortly thereafter to the positions of Treasurer and Corporate Secretary. Prior to joining the Company, Mr. Bugbee held the position of Accounting Manager with TRW's Space and Defense Sector. He has over 25 years experience in finance and accounting.

          Benedict O'Mahoney, 41, is Vice President, Administration and Legal Affairs of the Company. Mr. O'Mahoney was elected a Director of Teknowledge in December 1999. Mr. O'Mahoney joined the Company in 1996 as Corporate Counsel. Prior to joining Teknowledge, Mr. O'Mahoney practiced intellectual property law from 1991, and served as General Counsel for Slatt Mortgage Company from 1988. He served with the Federal Reserve Bank of San Francisco from 1985 to 1988. Mr. O'Mahoney also serves on the Board of Directors of the Virtual Reality Education Foundation, a nonprofit organization.

Item 2.  Description of Property

         The Company's executive offices are located at 1810 Embarcadero Road, Palo Alto, California, under a lease for a period of three years commencing April 5, 1999, with an option to extend the lease for an additional three years. The Company has also signed renewable leases for office space in Arlington and Fairfax, Virginia; Marina Del Rey, California; Cleveland, Ohio; and San Diego, California.

Item 3.  Legal Proceedings

         In 1999 Teknowledge offered to sell SAP a license to use the technology related to Teknowledge's Intelligent Configuration Patent Portfolio, a collection of five patents relating to configuration technologies, including the `983 patent. In response to this offer, on October 8, 1999, SAP America, Inc. and SAP Aktiengesellschaft (collectively, "SAP") filed a lawsuit against the Company in the United States District Court for the District of Delaware. The subject matter of the case involves Teknowledge's configuration systems patent, Bennett et al. U.S. Patent 4,591,983 (the '983 patent") and the configuration technology associated with the SAP R/3 System ("R/3 System"). SAP is seeking a judgment against Teknowledge that the `983 patent is invalid and is not infringed by the R/3 System; an award of attorney fees, costs of suit, and other relief the court may deem just and proper.

                  On October 21, 1999 Teknowledge filed a counterclaim against SAP for patent infringement of two of its patents. The subject of the counter suit is the `983 patent entitled "Hierarchical Knowledge System" and U.S. Patent 4,783,752 entitled "Knowledge Based Processing for Application Programs Using Conventional Data Processing Capabilities." On May 24, 2000 and September 30, 2000, SAP filed motions for Summary Judgment on the `983 patent and the `752 patent, respectively. Teknowledge responded to these motions on June 9, 2000 and July 17, 2000, respectively. Teknowledge and SAP are finalizing a settlement agreement and termination of the lawsuit. The Company anticipates no adverse effect as a result of this settlement.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matters were submitted to a vote of security holders during the fourth quarter of 2000.

                                     PART II

- --------------------------------------------------------------------------------

Item 5.  Market for Common Equity and Related Stockholder Matters

         The Common Stock of Teknowledge has been trading under the symbol TEKC on the Nasdaq SmallCap Market since March 5, 1999. Before this date it was traded under the same symbol on the "Bulletin Board", an over-the-counter ("OTC") listing service provided by the National Quotation Bureau. On March 12, 2001 the closing price of the stock was $1.875 a share.

          The Company executed a one-for-five reverse stock split on December 22, 1998. The following table sets forth the range of high and low bid information for the Common Stock on the OTC Bulletin Board for the quarterly periods indicated, adjusted for the effect of the reverse stock split. All share and per share data has been retroactively restated to reflect the effect of the reverse stock split. The bid information reflects inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. The Company has never paid dividends on its capital stock. The three-year average stock price was $4.54.

                         2000                                               High                  Low

     First quarter, ended March 31, 2000                                 $ 13.50               $ 3.50
     Second quarter, ended June 30, 2000                                   11.13                 5.25
     Third quarter, ended September 30, 2000                                5.75                 3.63
     Fourth quarter, ended December 31, 2000                                3.94                 1.69

                         1999                                               High                  Low

     First quarter, ended March 31, 1999                                  $ 6.88               $ 4.50
     Second quarter, ended June 30, 1999                                    5.94                 3.88
     Third quarter, ended September 30, 1999                                5.66                 4.00
     Fourth quarter, ended December 31, 2000                                5.13                 3.47




         As of December 31, 2000 there were 1,582 holders of record of Common Stock of the Company.

Item 6.       Management's Discussion and Analysis or Plan of Operation


Overview of Significant Matters

         Forward-looking statements made in this report relate to the demand for technical employees, expected revenue growth, ability to realize backlog, competition for new contract R&D contracts, development of financial products and services, deferred tax assets, collections, and investments. All forward-looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward looking statements contained herein as a result of competition, general market conditions, agency funding limitations, other factors relating to government contracting, ability to attract and retain technical and management personnel, financial systems opportunities, financing, and other factors described in "Certain Factors That May Affect Future Results of Operations and/or Stock Price."

                                               Year Ended December 31, 2000
                                                 Quarterly Results Summary
                                         (In thousands, except for per share data)

                                             First        Second       Third        Fourth          Total
         Revenues                           $2,754        $4,020      $4,195        $3,407        $14,376
         Costs and Expenses                  2,697         3,924       3,987         3,252         13,860
         Other and Tax Provision                12            33          84           (4)            125
         Net Income                             45            63         125           159            392
         Diluted Net Income per share          .01           .01         .02           .03            .07


         The Company operates as an interdependent matrix of technical personnel, management, engineering services, technology, and other resources that are shared in the course of business. The revenue mix is approximately 36% from Financial Systems and 64% from government-sponsored contract R&D ("contract R&D"). This compares to 15% and 85%, respectively, in 1999. Revenues for the year ended December 31, 2000 were $14,376,024 and net income was $392,017 or 2.7% of revenues. The increase in revenues is mainly attributable to growth in the Financial Systems operating unit, the fastest growing part of the Company. Despite a cutback in some Federal contracts in 1998, at the government's convenience, revenues from contract R&D in both 2000 and 1999 exceeded $9,000,000. Revenue from R&D contracts is expected to remain steady in 2001 based on the current backlog of new business.

         Revenues from the Financial Systems operating unit is likely to exceed contract R&D revenues in coming years. Revenue growth from Financial Systems accelerated after the introduction of the TekPortal(TM) product in mid-2000. The Company believes that its substantial expenditures in the development of the TekPortal product in 2000 has increased the marketability and appeal of its account aggregation solution with larger financial institutions. These institutions appear committed to offering account aggregation to their customers. Teknowledge continues to develop additional software to enhance the features and performance of TekPortal, which should appeal to institutions who desire a larger suite of services for their financial customers. In 2000, over $1,000,000 of license fees for TekPortal software were recorded for financial products.

         The early 2000 version of the TekPortal product was relatively immature, so net margins suffered as the Company's technical staff extended every effort to deliver the new product to the strict requirements of mostly financial institution customers. As a result of this experience and continued development expenditures, the current product is more robust and mature, and as a result, consulting services contracts conducted with TekPortal require less direct input from the product engineering staff. The Company expects TekPortal license fees and revenues from consulting services to increase in the future.

         The proportion of revenues attributed to Financial Systems is expected to exceed contract R&D in coming years; however, Teknowledge fully expects to continue to be an active competitor for contract R&D. Most of the current backlog of $20,200,000 is for government-sponsored contract R&D. The contract R&D related backlog is associated with services provided over several years. As long as the government continues to offer R&D contracts in areas that favor Teknowledge's expertise and strategic technical directions (such as security, distributed systems, web-based training, and knowledge systems), the Company will actively pursue these opportunities. This R&D work may lead to new patents, software solutions, services expertise, or a foundation for innovative financial products.

         During 2000, a substantial amount of working capital from operations was used to support the development of the TekPortal product and the investment in GlobalStake.com. (See Note 12 to the Financial Statements). Roughly
$2,200,000 of working capital was utilized for TekPortal development purposes and $900,000 was invested in GlobalStake.com. To fund these investments, the Company used cash from operations and utilized its line of credit for $1,350,000. To support future growth and increase working capital, the Company may seek additional equity and debt financing. However, management believes that it has sufficient funds to support operations, at least through December 31, 2001, based on its current cash position, available credit and equity sources, and cash flow from operations.

         Teknowledge has been involved in an arbitration matter with a customer since late 1999. This matter is likely to be resolved through arbitration or other means in the first half of 2001. The Company expects a favorable outcome from this matter. The Company is also involved in litigation with SAP America, Inc., regarding two of the Company's patents. Teknowledge and SAP are finalizing a settlement agreement and termination of the lawsuit. The Company anticipates no adverse effect as a result of this settlement.


Certain Factors That May Affect Future Results of Operations and/or Stock Price

         Management believes that the market for TekPortal software is a significant new opportunity for Teknowledge and that its Financial Systems business will expand over time. The market for account aggregation software, however, is rapidly evolving, and populated by substantial competitors who are continuously developing competing software products and services. As is typical for a new and rapidly evolving industry, demand and market acceptance for account aggregation products and services are subject to a high level of uncertainty. In spite of forecasted robust growth, many companies have merged or dropped out of the race. Further, aspects of the business (including security, privacy, reliability, cost, ease of use, and quality of services) are undergoing rapid evolution and review that may affect the use of information aggregation software in particular. In general, the Company is exposed to a higher risk of default and slower collections from new Financial Systems clients, compared to relatively reliable government customers. Teknowledge is addressing this difference by broadening its aggregation customer base and targeting larger financial institutions.

         The demand for account aggregation software will depend upon broad acceptance of new methods of conducting business and exchanging information over the Internet. It appears that banks in particular are moving quickly to install account aggregation software. TekPortal is already in use at a number of bank sites. However, the continuing demand for specific products developed by the

Company cannot be determined, nor can the viability of these products be determined at this time. As the market continues to change, there can be no assurance that the Company will be able to recruit or retain the technical staff to develop and bring to market products that will gain market acceptance or generate significant revenue or profits. If TekPortal or Teknowledge's other products and services markets actually develop more slowly than expected, become saturated with competitors, or if the Company's products do not achieve market acceptance, the Company's business, financial condition, and results of operations may be materially and adversely affected.

         Teknowledge plans to grow its business by investing in TekPortal and by expanding into additional product or service offerings. This may require significant additional investment and could strain technical, financial, and operational resources. New competitors can enter the market for TekPortal and other financial solutions. The Company's gross margins in new business areas may be lower than in existing business activities, and it may not be able to expand or maintain operations in a cost-effective or timely manner. If a number of customers do not receive new products or services favorably, it could hurt the Company's reputation and delay future expansion.

          During 2000, GlobalStake.com modified its strategy to focus on a business-to-business model for conducting commercial real estate mortgages. The Company has reviewed the revised business plan and cash flow projections of GlobalStake.com, and has determined that its investment has not been impaired. However, as GlobalStake.com is a business with limited cash and all the associated risks of a start-up business, its success is dependent on market demand for mortgage loans, fluctuations in interest rates, the ability to hire qualified brokers, the ability to secure mortgage financing sources and to negotiate a competitive arrangement. The Company intends to periodically review the performance of GlobalStake.com in accordance with the business plan and SFAS121.

         The majority of Teknowledge's service revenue is derived from government-sponsored contract research and development projects, and the Company has historically been profitable in that business. However, dependence on R&D contracts can be risky because the contracts are subject to administrative, legislative, and political interruptions, which may jeopardize the flow of funds. There can be no assurance that the government will continue to seek services at the current level in the future. Another uncertainty is that the Company's revenues, costs, and earnings on government contracts are determined based on estimated overhead rates derived from forecasted annual costs. The Company's actual experience in headcount growth, billable efficiency, and costs may vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made a cumulative basis whereby the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal government. As a result of these audits the Company may be exposed to cost adjustments, which are applied on a retroactive basis to the government contracts completed in those years. These adjustments can have a negative or positive effect on the business. In order to diminish the possible exposure in prior years, the Company has established a reserve for such contingencies.

         The typical cost-type government contract performed by the Company has a regulated fixed-fee, which limits the Company from improving profit margins on these contracts. In addition, Federal Acquisition Regulations exclude from reimbursement some "unallowable" expenses, which the Company considers a regular part of the business. In addition, almost all the Company's contracts contain termination clauses, which permit contract termination if the Company defaults or at the contracting party's discretion.

         Another uncertainty in providing services is the Company's ability to attract and retain sufficient technical staff to meet the demands of new orders. The Company recognizes that the loss of one or more key management and technical personnel could adversely affect aspects of the Company's business. The Company relies on its executives and business unit managers for the acquisition and negotiation of new business, the management of services contracts and product development, and the management of on-going operations. The Company is currently seeking new employees to fill technical openings in its operations. A large proportion of the technical support base for operations is provided by outside consultants, and it is anticipated that this trend will continue in the future. The Company spent nearly $5,000,000 on mostly billable subcontractors in 2000. The use of outside consultants allows the company to expand or constrict its operations quickly both inside and outside the U.S. The Company believes that its future success depends on attracting and retaining highly skilled technical personnel and other employees.

         In summary, the Company's operating results and stock price are affected by a wide variety of factors, including successful commercialization of the Company's products, government intervention, competition, ability to staff, retain, and recruit key employees, financing and collections, and general economic and market conditions.


Results of Operations

         2000 compared to 1999

          Revenues in 2000 were  $14,376,024 as compared to $11,094,672 in 1999.
Revenues in 2000 increased 30% over the previous year. Revenues from contract R&D accounted for 64% of total revenues in 2000 as compared to 85% in 1999. Revenues from Financial Systems grew in 2000, rising to 36% of total revenues as compared to 15% in 1999.

         Financial Systems revenues include license sales for the TekPortal software, consulting services, and post contract customer support services. The increase is due to increased market acceptance of the TekPortal software and the Financial Systems solutions. Revenues from resellers account for 43% of Financial Systems revenues. The Company experienced some slow payments from customers and has reserved for potential doubtful accounts. (See discussion below). The Company believes that the demand for account aggregation will grow in 2001, and the demand for contract R&D services will depend on competitive contract awards and sponsor priorities.

          Revenues from contract R&D were $9,209,831 in 2000 compared to $9,471,449 in 1999. Contract R&D revenues include mainly cost-type government sponsored contract research and development. DARPA sponsored the Company's three largest government contracts accounting for 57% of contract R&D revenues in 2000 and 58% in 1999.

         Revenues from the sale of software licenses are recognized upon contract execution, provided all shipment obligations have been met, fees are fixed and determinable, and collection is probable. Revenue from maintenance is recognized over the term of the agreement, and consulting services are recognized as services are performed.

         The Company typically recognizes revenue from its contracts on a percentage-of-completion basis. This may result in timing differences between the amount of revenue recognized on an accrual basis and the amount billed, which is subject to separate determination based on an analysis of certain deliverables and milestones. The difference between the revenue recognized on a percentage-of-completion basis and the amount billed to the customer is recorded in accounts receivable as unbilled receivables. At December 31, 2000, approximately 75% of unbilled receivables were for financial systems contracts, and 25% were for R&D contracts. Subsequent to year-end close, most of the unbilled receivables were billed to customers.

         Cost of revenue was $9,788,202 in 2000 compared to $7,049,550 in 1999. All eligible general and administrative costs on government-sponsored contracts, although reimbursable by the government, have been included in general and administrative expense. Between periods, the workforce grew 39%, largely to meet the growing demands of the Financial Systems projects. In 2000, the Company also recognized $281,747 of amortization expense related to capitalized software development costs for TekPortal product. The cost of revenues in 2000 was 68% of revenues as compared to 64% in 1999. This reflects investments in making TekPortal a hardened commercial product.

         Due to the relative infancy of the Financial Systems products, gross margins in 2000 were affected as additional effort was required by the technical staff to ensure appropriate product support and services for customer satisfaction. As a result, the Company incurred certain unrecoverable costs in the earlier part of 2000. Newer projects are expected to benefit from the experience gained from this earlier work and the maturation of the product.

         General and administrative costs were $3,039,488 and $2,410,001 in 2000 and 1999, respectively. The Company has increased its general reserve for potential doubtful accounts to $515,000 in 2000 from $10,000 in 1999. Total reserves for doubtful accounts represent 11% of the trade receivable balance at year-end. The Company has experienced slower collections, higher average receivable balances, and a slower turnover of cash from its commercial customers. Teknowledge has tightened its credit/collection process going forward. The cost of labor and labor related expenses, temporary services, and legal and defense costs all increased in absolute dollars over the previous year.

         Sales and marketing costs were $474,780 in 2000 as compared to $512,040 in 1999. The Company's sales and marketing efforts include applications engineering and technical support, direct sales efforts, as well as trade shows, demonstrations, and other traditional marketing activities. Cost between 1999 and 2000 changed little as the Company focused on direct contract efforts. In 2000, the Company relied primarily on direct sales and Value Added Resellers to lay the foundation for expanding the Financial Systems business. At December 31, 2000, the Company had three major resellers that sold TekPortal with supporting application services. In 2001, Teknowledge plans to increase its sales and marketing efforts substantially in both the domestic market and international community.

         Total expenditures on research and development were $2,771,515 in 2000 and $784,691 in 1999. The Company capitalized $2,213,665 and $185,460 of computer software development costs in 2000 and 1999. Teknowledge concentrated on the development of technologies that potentially added value to TekPortal, as well as other financial products it hopes to introduce in the future. In special circumstances with strategic value, the Company may accept partial funding on R&D efforts from other government agencies, e.g., NIST, to fund some of its R&D efforts. The Company has one more year of commitment to provide cost sharing on the NIST Courseware Factory project at approximately the same level as 2000. The NIST contract started in late 1998. The Company expended $557,850 on internally funded research and development in 2000 and $599,231 in 1999 related to the Courseware Factory project. The majority of the Company's R&D expenditures are funded externally through government projects (and recorded as cost of revenues), which are expected to provide new technology and intellectual property.

         Interest income net of expenses was $8,313 in 2000 versus $115,381 in 1999. Due to its considerable commercial investments in 2000, the Company experienced lower average cash balances and higher interest expenses related to its borrowing activities during 2000.

         The effective tax rate was 25% and 40% in 2000 and 1999, respectively. The principal reason for the lower tax rates in 2000 is additional research and development tax credits that were recognized as a result of the increased investment in TekPortal (see Notes 2 and 6 of "Notes to Consolidated Financial Statements"). During the first three quarters of 2000, the Company used an effective tax rate of 40%. The benefit of the research and development tax credits was quantified in the fourth quarter. Had the company used the 25% effective rate during the first three quarters of 2000, the effect on net income and earnings per share would have been:



                                 (In thousands)

                              Q1 2000      Q2 2000      Q3 2000       Q4 2000
Net Income
  As Reported (40% tax)           $45          $63          $125         $159
  With R&D credit (25% tax)       $56          $79          $156         $101
EPS
  As reported (40%)               .01          .01          .02           .03
  With R&D credit (25% tax)       .01          .01          .03           .02


         In 2000, Teknowledge's net income was $392,017, or $.07 diluted earnings per share. This compares to $383,539, or $0.07 diluted earnings per share for 1999. As mentioned previously, fiscal 2000 earnings were impacted by lower than expected margins on the delivery of its Financial Systems solutions as a result of the infancy of the business, increased provision for doubtful accounts, offset by a lower effective tax rate.


Liquidity and Capital Resources

         As of December 31, 2000, the Company had $1,049,052 in cash and cash equivalents, a decrease of $902,341 over the previous year. The Company generated net cash of $1,089,962 from its operating activities and $1,511,626 from financing activities, including $1,350,000 of borrowings. It invested $2,213,665 for developing capitalized TekPortal software and $367,723 for purchases of computer equipment and other improvements. The Company invested
$922,541 in GlobalStake.com during the year and has met 95% of its $1.2M investment agreement since GlobalStake.com was spun out in November of 1999.

         To support the future growth, the Company may seek additional equity and debt financing. However, management believes that it has sufficient funds to support operations at least through December 31, 2001 based on its current cash position, available credit and equity sources, and cash flow from operations. The Company has borrowed a total of $1,350,000 against a $2,000,000 bank line. The Company used the money to supplement its existing reserves and to fund the growth of its commercial operations.

         During the year ended December 31, 2000, the Company had a $2,000,000 unsecured line of credit agreement with a bank. The Company could borrow up to 60% of the eligible receivables base, or $2,000,000, whichever is lower. The maximum rate that could be charged was one percent over the bank's prime rate (9.5% at December 31, 2000). The agreement includes certain financial covenants and disclosure requirements that were met during the year. The line expired in February 2001. The outstanding balance as of December 31, 2000 was $1,350,000 and was refinanced in January 2001 as described below.

         In January 2001, the Company entered into a credit arrangement with a finance company. The assets of the Company collateralize borrowings under the arrangement. The outstanding balance bears a monthly finance fee of 1%. The Company also pays a monthly administrative fee of 0.5% of the amount financed at the end of the settlement period. Under the terms of the arrangement, the Company can borrow up to 80% of the eligible receivable base, up to a maximum of

$2,000,000. The new agreement contains no financial covenants and has minimal disclosure requirements

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III
- --------------------------------------------------------------------------------

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 15(a) of the Exchange Act

           The information required by Item 9 regarding directors of the Company is incorporated herein by reference to the sections entitled "Election of
Directors" included in the definitive proxy statement for the Company's 2001 Annual Meeting of Stockholders (the "2001 Annual Meeting Proxy Statement"). Information regarding executive officers is included in Part I under the heading "Executive Officers". Information required by Rule 405 is incorporated by reference to Section entitled "Compliance with Section 16(b) reporting requirements" in the 2000 Annual Meeting Proxy Statement.

Item 10.   Executive Compensation

           The information required by Item 10 is incorporated herein by reference to the section entitled "Executive Compensation and Other Matters" and "Proposal 1: Election of Directors - Directors Compensation" included in the 2001 Annual Meeting Proxy Statement.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

           The information required by Item 11 is incorporated herein by reference to the section entitled "Security Ownership" included in the 2001 Annual Meeting Proxy Statement.

Item 12.   Certain Relationships and Related Transactions

           The information required by Item 12 is incorporated herein by reference to the section entitled "Certain Relationships and Other Transactions" included in the 2001 Annual Meeting Proxy Statement.

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

                                       20

Exhibit No.               Description

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

       10.5        Change of Control Agreement, dated November 21, 1994, between Teknowledge Corporation and Frederick Hayes-Roth and Neil Jacobstein (1)

       10.6        Stock Option Agreement between the Company and Frederick Hayes-Roth, dated
                   March 30, 1995 (5)

       10.7        Stock Option Agreement between the Company and Neil Jacobstein, dated
                   March 30, 1995 (5)

       10.8        Teknowledge Corporation 1998 Stock Option Plan (3)

       10.8.1 Executive Compensation Plan, adopted by resolution of the Company's Compensation Committee, dated November 22, 1999

       10.8.2      Contract Agreement with GlobalStake.com, dated November 22, 1999

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

      (3) Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB, for the quarter ended September 30, 1998.

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

          For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-27291, 33-77874, 33-78984, 33-82720, 333-00261, 333-67623, and
333-44334.

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

                                                         Teknowledge Corporation

Date:  April 1, 2001                                   By:/s/ Neil A. Jacobstein
                                                              Neil A. Jacobstein
                                                              Chairman of the
                                                              Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

              Name                                     Capacity                                    Date

/s/ Neil A. Jacobstein                             Chairman of the Board                       April 1, 2001
Neil A. Jacobstein                                 of Directors and
                                                   Chief Executive Officer
                                                   (Principal Executive
                                                   Officer)

/s/ Dennis A. Bugbee                               Vice President Finance,                     April 1, 2001
Dennis A. Bugbee                                   Chief Financial Officer
                                                   (Principal Financial and
                                                    Accounting Officer)

/s/ Lawrence Druffel                               Director                                    April 1, 2001
Lawrence Druffel

/s/ Benedict O'Mahoney                             Director,  Vice President,                  April 1, 2001
Benedict O'Mahoney                                 Administration and
                                                   Legal Affairs

/s/ General Robert T. Marsh                        Director                                    April 1, 2001
General Robert T. Marsh (Ret.)


/s/ James C. Workman                               Director                                    April 1, 2001
James C. Workman

                          ANNUAL REPORT ON FORM 10-KSB

                   ITEM 7, ITEM 13(a)(1) and (2), (c) and (d)

                          LIST OF FINANCIAL STATEMENTS

                                CERTAIN EXHIBITS

                  FINANCIAL STATEMENTS AS OF DECEMBER 31, 2000
                  AND FOR THE TWO YEARS ENDED DECEMBER 31, 2000

                             TEKNOWLEDGE CORPORATION

                              PALO ALTO, CALIFORNIA

                             TEKNOWLEDGE CORPORATION

                       FORM 10-KSB - ITEM 13(a)(1) and (2)

                    LIST OF CONSOLIDATED FINANCIAL STATEMENTS



The following consolidated financial statements of Teknowledge Corporation are included in Item 7:

                                                                                                                   Page

Report of Independent Public Accountants                                                                           25

Consolidated Balance Sheet - December 31, 2000                                                                     26

Consolidated Statements of Operations and Comprehensive Income -
Years ended December 31, 2000 and 1999                                                                             27

Consolidated Statements of Stockholders' Equity - Years ended December 31, 2000 and 1999                           28

Consolidated Statements of Cash Flows - Years ended December 31, 2000 and 1999                                     29

Notes to Consolidated Financial Statements                                                                         30 - 42

                    Report Of Independent Public Accountants


To Teknowledge Corporation:


We have audited the accompanying consolidated balance sheet of Teknowledge Corporation (a Delaware Corporation) and subsidiary as of December 31, 2000, and the related consolidated statements of operations and comprehensive income, stockholders' equity and cash flows for the two years ended December 31, 2000 and 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Teknowledge Corporation and its subsidiary as of December 31, 2000, and the results of their operations and their cash flows for the two years ended December 31, 2000 and 1999 in conformity with accounting principles generally accepted in the United States.


/s/ Arthur Andersen LLP
Arthur Andersen LLP



San Jose, California
March 29, 2001


                             TEKNOWLEDGE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2000


                                     ASSETS

                                                                                      December 31,
                                                                                          2000
                                                                                    -----------------
Current assets:

     Cash and cash equivalents                                                    $        1,049,052
                                                                                    -----------------
     Receivables:
        Billed, net of allowance of $515,000                                               3,508,070
        Unbilled                                                                           1,252,648
                                                                                    -----------------
            Total receivables                                                              4,760,718

     Deferred tax asset, current                                                             268,000
     Deposits and prepaid expenses                                                            38,373
                                                                                    -----------------
        Total current assets                                                               6,116,143

Capitalized software development costs, net of accumulated
     amortization of $386,232                                                              2,291,661

Fixed assets, at cost
     Computer and other equipment                                                          3,437,440
     Furniture and fixtures                                                                  121,577
     Leasehold improvements                                                                  838,398
                                                                                    -----------------
                                                                                           4,397,415
     Less:  Accumulated depreciation                                                      (3,911,255)
                                                                                    -----------------
                                                                                             486,160
Investment in Globalstake                                                                  1,134,307
Deferred tax asset, noncurrent                                                               500,000
Other assets, noncurrent                                                                      24,541
                                                                                    -----------------

Total assets                                                                     $        10,552,812
                                                                                    =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                             $        2,098,095
     Line of credit, current                                                               1,350,000
     Payroll and related liabilities                                                         732,706
     Other accrued liabilities                                                               278,716
                                                                                    -----------------
        Total current liabilities                                                          4,459,517

Commitments and contingencies (Notes 4 and 11)

Stockholders' equity:
     Preferred stock, $.01 par value, authorized 2,500,000 shares,
       Series A Convertible Preferred Stock, none issued
     Common stock, $.01 par value, authorized 25,000,000 shares,
       5,690,835 shares issued and outstanding                                                56,908
     Additional paid-in capital                                                            1,772,048
     Retained earnings since January 1, 1993
        (following quasi-reorganization)                                                   4,264,339
                                                                                    -----------------
        Total stockholders' equity                                                         6,093,295
                                                                                    -----------------

Total liabilities and stockholders' equity                                        $       10,552,812
                                                                                    =================

 The accompanying notes are an integral part of this consolidated financial statement.

                             TEKNOWLEDGE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME


                                                                  Years Ended December 31,
                                                                    2000            1999

             Revenues                                    $     14,376,024 $    11,094,672
                                                           ---------------  --------------
             Costs and expenses:
              Cost of revenues                                  9,788,202       7,049,550
              General and administrative                        3,039,488       2,410,001
              Sales and marketing                                 474,780         512,040
              Research and development                            557,850         599,231
                                                           ---------------  --------------
               Total costs and expenses                        13,860,320      10,570,822
                                                           ---------------  --------------
               Operating income                                   515,704         523,850
             Other income, net                                      8,313         115,381
                                                           ---------------  --------------
             Income before tax                                    524,017         639,231
             Provision for income tax                             132,000         255,692
                                                           ---------------  --------------
             Net income and
              comprehensive income                       $        392,017 $       383,539
                                                           ===============  ==============

             Net income and comprehensive income per share:
                                 - Basic                 $           0.07 $          0.08
                                                           ===============  ==============
                                 - Diluted               $           0.07 $          0.07
                                                           ===============  ==============

             Shares used in computing  Net income and  comprehensive  income per share:
                                 - Basic                        5,477,651       5,050,386
                                                           ===============  ==============
                                 - Diluted                      5,958,303       5,795,717
                                                           ===============  ==============




The accompanying notes are an integral part of these consolidated financial statements.

                             TEKNOWLEDGE CORPORATION
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY



                                           Common Stock        Additional
                                         Shares       Par        Paid-in        Retained      Treasury
                                         Issued      Value       Capital        Earnings        Stock        Total

Balance, December 31, 1998            4,954,954 $   49,550  $  1,553,980 $     3,488,783 $          - $  5,092,313

Repurchase of common stock                    -          -             -               -     (291,494)    (291,494)

Exercise of stock options               347,586      3,475        60,454               -      110,397      174,326

Net income                                    -          -             -         383,539            -      383,539

Reversal of net operating
    loss carryforwards established
    prior to quasi-reorganization             -          -       180,968               -            -      180,968
                                    ------------  ---------   -----------  --------------  -----------  -----------

Balance, December 31, 1999            5,302,540     53,025     1,795,402       3,872,322     (181,097)   5,539,652

Exercise of stock options               388,295      3,883       (23,354)              -      181,097      161,626

Net income                                    -          -             -         392,017            -      392,017

                                    ------------  ---------   -----------  --------------  -----------  -----------

Balance, December 31, 2000            5,690,835 $   56,908  $  1,772,048 $     4,264,339 $          - $  6,093,295
                                    ============  =========   ===========  ==============  ===========  ===========






 The accompanying notes are an integral part of these consolidated financial statements.

                                   TEKNOWLEDGE CORPORATION
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Years Ended December 31,
                                                                        2000             1999
Cash flows from operating activities:
  Net income                                                   $      392,017   $      383,539
  Adjustments to reconcile net income
   to net cash provided by operating activities:
   Depreciation and amortization                                      540,145          359,839
   Provision for doubtful accounts                                    505,000                -
   Changes in assets and liabilities:
    Receivables                                                    (2,002,576)        (729,359)
    Deposits and prepaid expenses                                      37,319           11,167
    Other assets                                                        4,855                -
    Deferred tax asset                                                132,000          180,968
    Accounts payable                                                1,350,691           86,083
    Accrued liabilities                                               130,511          (65,467)
                                                                 -------------    -------------
   Net cash provided by operating activities                        1,089,962          226,770
                                                                 -------------    -------------

Cash flows from investing activities:
  Investment in GlobalStake                                          (922,541)        (211,766)
  Capitalization of software development costs                     (2,213,665)        (185,460)
  Purchase of fixed assets                                           (367,723)        (139,373)
                                                                 -------------    -------------
   Net cash used for investing activities                          (3,503,929)        (536,599)
                                                                 -------------    -------------

Cash flows from financing activities:
  Proceeds from issuance of common stock                              161,626          174,326
  Proceeds from line of credit                                      1,350,000                -
  Repurchase of common stock                                                -         (291,494)
                                                                 -------------    -------------
   Net cash provided by (used for) financing activities             1,511,626         (117,168)
                                                                 -------------    -------------
Net decrease in cash and cash equivalents                            (902,341)        (426,997)

Cash and cash equivalents at beginning of period                    1,951,393        2,378,390
                                                                 -------------    -------------
Cash and cash equivalents at end of period                     $    1,049,052   $    1,951,393
                                                                 =============    =============
Supplemental disclosure of cash flow information:
Cash paid for income taxes                                     $       38,756   $       18,200
                                                                 =============    =============

Cash paid for interest expense                                 $       56,501   $            -
                                                                 =============    =============


 The accompanying notes are an integral part of these consolidated financial statements.

                             TEKNOWLEDGE CORPORATION

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2000



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

               The Company sells software product and service solutions, and is increasingly focused on the financial service industry. It also provides contract research and development services, primarily to the government. Teknowledge designs intelligent transactions that deliver flexible, secure, and knowledge-based interactions with customers. These transactions enable organizations to codify their knowledge, use it to interpret data, and provide value-added services to end-users.

               As the Company expands its business from being focused on government sponsored contracts to a broader commercial customer base; from sales of R&D consulting services to commercial sales of software licenses, maintenance, and related consulting services, it is subject to risks inherent to companies at a similar stage of development. These include successful introduction and market acceptance of the software product and related services; sufficient resources to develop enhancements to the existing product and introduction of follow-on products; competition from larger companies; the ability to retain and attract employees, and sufficient working capital and cash flows to support the growth of the business. The Company's software product and solutions are targeted to the account aggregation market where customers are mainly financial institutions. Risk factors that affect financial institutions such as industry consolidation, or a downturn in the overall economy could also have an adverse effect on the Company.

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

        Principles of Consolidation

               The consolidated financial statements include the accounts of Teknowledge Corporation and its wholly owned subsidiary, Teknowledge Federal Systems, Inc. All significant intercompany transactions and balances have been eliminated.

        Cash and Cash Equivalents

               The Company considers all highly liquid investments, with original maturity dates of less than 90 days, as cash equivalents. As of December 31, 2000, the Company's funds were invested almost entirely in money market instruments at various institutions.

        Accounts Receivable and Unbilled Receivables

               Accounts receivable and unbilled receivables as of December 31, 2000 consists of the following:


        U.S. Government:

          Amounts billed                                                            $2,029,510
          Unbilled costs and accrued profit                                            315,328
          Costs in excess of amounts billed                                                  -
                                                                                    ----------
                                                                                     2,344,838
                                                                                    ----------
        Commercial Customers:
          Amounts billed                                                             1,993,560
          Unbilled costs and accrued profit                                            499,755
          Costs in excess of amounts billed                                            437,565
                                                                                    ----------
                                                                                     2,930,880
                                                                                    ----------
                                                                                     5,275,718
          Allowance for uncollectible accounts                                        (515,000)
                                                                                    ----------
            Total receivables, net                                                  $4,760,718
                                                                                    ==========

               Unbilled  receivables   primarily  represent  timing  differences
        between incurred costs and billed costs on progress completed as well as costs in excess of amounts billed.

        Concentration of Credit and Customer Risk

               In 2000, approximately 64% of the Company's total revenues were recorded in connection with U.S. Government contracts, principally of the cost-plus-fixed-fee type, compared to approximately 85% in 1999. These contracts are predominantly funded by the Defense Advanced Research Projects Agency (DARPA) and administered by various government agencies. For the years ended December 31, 2000 and 1999, DARPA was the sponsor of the Company's three largest government contracts accounting for 57% and 58%, respectively, of government revenue.

               The Company's customers for its financial systems solutions have been mainly small financial institutions and resellers. During 2000, three resellers accounted for 43% of financial systems solutions revenues. The Company performs periodic credit evaluations of its commercial customers and generally does not require collateral. However, due to the increased level of financial systems solutions sales in 2000, the Company has experienced slower collections and higher average receivable balances from its commercial customers. As of December 31, 2000, 56% of total receivables related to financial systems solutions. As such the provision for uncollectible accounts has been increased from $10,000 to $515,000. The Company has not experienced a credit loss from a government customer nor does it anticipate such losses.

        Capitalized Software Development Costs

               Teknowledge capitalizes software development costs starting from the point technological feasibility is determined and continuing until the general availability of the product. During 2000 and 1999, software development costs of $2,213,665 and $185,460 were capitalized, respectively. Amortization costs were $281,747 in 2000 and $92,923 in 1999.

               The Company's policy is to amortize capitalized software development costs by the greater of (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the remaining estimated economic life of the product which is estimated at three years.

        Fixed Assets

               Equipment  is  depreciated  using the  straight-line  method over their estimated useful lives ranging from three to five years. Maintenance and repairs are charged to expense as incurred. Leasehold improvements are amortized over the shorter of the useful life or the remaining lease term. Depreciation costs were $258,398 in 2000 and $266,916 in 1999.

        Investment in GlobalStake.com

               At December 31, 2000 the Company owned 19.9% of GlobalStake.com and the investment is carried at cost (see Note 12).

        Long-lived Assets

               The company reviews, on a periodic basis, the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For all fiscal years presented, the Company determined that no material impairment loss had occurred.

        Treasury Stock

               The Company uses the cost method of accounting for treasury stock. Under the cost method the Company records the total cost of the treasury stock as a reduction to its shareholders' equity. Additionally, stock held in treasury is not considered outstanding for the purposes of computing earnings per share.

               On December 16, 1998, the Company adopted a program to repurchase up to 300,000 shares of the Company's common stock in the open market or in private during the twelve-month period ending December 15, 1999 at prevailing prices. Repurchases will be made periodically at management's discretion using the Company's own cash reserves. Shares repurchased may be reissued to employees pursuant to the Company's stock option plans, or for other corporate purposes. During the year ended December 31, 1999, the company repurchased 70,270 shares for $291,494, out of which 25,200 shares were reissued in 1999 and 45,070 shares in 2000 for $110,396 and $39,275, respectively. All reissuances were pursuant to the Company's Stock Option Plan. There were no shares held in treasury as of December 31, 2000.

        Revenue Recognition

               The Company derives revenue from research and development contracts (Contract R&D) with the U.S. Government and from sales of software products and services for financial systems solutions to commercial customers.

        (a)    Contract Revenue

               The Company principally uses the percentage-of-completion method of accounting for contract revenues for both government and commercial projects. The percentage-of-completion method is based on total costs incurred to date compared with estimated total costs upon completion of contracts. The Company charges all losses on contracts to operations in the period when the loss is known. A certain portion of the fee charged to the government is retained and may be billed after the final indirect rates are submitted to the government; however, they are subject to future review and approval by the Defense Contract Audit Agency. Revenue on the retained fee, therefore, is not recognized until billed to the government. The Company last received final overhead rate approval for costs incurred through December 31, 1997.

        (b)    Software license and services

               Revenue is recognized in accordance with SOP 97-2 using the residual method. Revenue earned under software license agreements with end users are generally recognized as revenue upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, and collection is probable. Revenue earned under software license agreements for 2000 and 1999 was $1,046,145 and $156,436, respectively. Revenue from post-contract customer support is recognized ratably over the period the customer support services are provided, and software consulting services revenue is recognized as services are performed.

        Earnings Per Share

                Basic and diluted net earnings per share are presented in conformity with SFAS No. 128, "Earnings per Share," for all periods presented. In accordance with SFAS No. 128, basic earnings per share is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average shares of outstanding common stock and common stock equivalents during the period. Common stock equivalents included in the diluted calculation consist of dilutive shares issuable upon the exercise of outstanding common stock options.

                A summary of the earnings per share calculation for each of the two years ended December 31, 2000 and 1999 is as follows (in thousands, except per share amounts).

                                                                2000        1999
        Basic earnings per share:
                Net income                                    $  392      $  384
                                                              ------      ------
                Weighted average common shares                 5,478       5,050
                                                              ------      ------
        Basic earnings per share                              $ 0.07      $ 0.08
                                                              ======      ======

        Diluted earnings per share:
                Net income                                    $  392      $  384
                                                              ------      ------
                Weighted average common shares                 5,478       5,050
                Weighted average common shares equivalent:
                  Options                                        480         746
                  Diluted weighted average common shares       5,958       5,796
                                                               -----       -----
        Diluted earnings per share                            $ 0.07      $ 0.07
                                                              ======      ======

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

        Segment Reporting

               During 1998, the Company adopted SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information. " SFAS No. 131 requires a new basis of determining reportable business segments, i.e., the management approach. This approach requires that information used by management to assess performance and manage a company's resources be the source for segment information disclosure. The Company provides software products and consulting services for government and commercial applications. The Company operates five interdependent operating units within one reporting segment. The chief decision maker views the operating units as an interdependent matrix of technical personnel, management and engineering services, technology and other resources that are shared in the course of business. Discrete financial information is not available for each operating unit, other than limited revenue detail. Moreover, the Company does not account for or report to the CEO its assets or capital expenditures by operating unit. Operating costs and expenses are managed by functional areas. Decisions about resource allocation are based on utilization rates of the employees. Performance assessment for managers in any operating unit is based primarily on technical performance and overall profitability of the Company. On this basis, the Company is organized and operates as one business segment, providing software products and consulting services for government and commercial applications.

        Recent Accounting Pronouncements

               In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which requires companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in market value being charged against earnings in each period. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities Deferral of the Effective Date of SFAS No. 133" to defer the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. To date, the Company has not entered into any derivative financial instrument contracts. Thus the Company anticipates that SFAS No. 133 will not have a material impact on its consolidated financial statements.

3.      Other Accrued Liabilities

               Other accrued liabilities as of December 31, 2000 consist of the following:

               Provision for contract charges                          $100,216
               Other                                                    178,500
                                                                       --------
                                                                       $278,716
                                                                       ========

4.      Commitments

               The Company leases its facilities and certain equipment under operating leases. As of December 31, 2000, the Company had active leases in the following locations:

               Location                                      Date Lease Expires
               Marina Del Rey, California                     December 31, 2001
               Palo Alto, California                              April 4, 2002
               Cleveland, Ohio                                 October 31, 2005
               Arlington, Virginia                                June 30, 2001
               Fairfax, Virginia                                  June 30, 2002

               The remaining obligations under these leases, net of sub-leases income, are as follows:

                   Year Ending
                   December 31,
                       2001                                          $  718,000
                       2002                                             200,000
                       2003                                              38,000
                       2004                                              39,000
                       2005                                              34,000
                                                                     ----------
                                                                     $1,029.000
                                                                     ==========

               Rent expense for the years ended December 31, 2000 and 1999 totaled approximately, $699,000 and $646,000, respectively.

5.      Line of Credit and Financing Arrangements

               During the year ended December 31, 2000, the Company had a $2,000,000 unsecured line of credit agreement with a bank. The Company could borrow up to 60% of the eligible receivables base, or $2,000,000, whichever is lower. The maximum rate that could be charged was one percent over the bank's prime rate (9.5% at December 31, 2000). The agreement includes certain financial covenants and disclosure requirements. The line expired in February 2001. The outstanding balance as of December 31, 2000 was $1,350,000, which was refinanced in February 2001 as discussed below.

               In January  2001,  the Company  entered an asset based  borrowing arrangement with a finance company. Borrowings under the arrangement are collateralized by the assets of the Company. The outstanding balance bears a monthly finance fee of 1%. The Company also pays an administrative fee of 0.5% of the face amount of each account transferred to the arrangement. Under the terms of the arrangement, the Company can borrow up to 80% of the eligible receivables base, up to a maximum of $2,000,000. The new agreement contains no financial covenants, but has minimal disclosure requirements. In February 2001, the Company withdrew $1,350,000 on this financing arrangement.

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

               The Company has reflected as a reduction to the provision for income taxes the benefit from tax losses generated subsequent to the date of the quasi-reorganization (see Note 1). The provision for income taxes differs from the statutory U.S. Federal income tax rate due to the following:

                                                                 2000      1999
        Provision at U.S. statutory rate                         34.0%     35.0%
        State income taxes, net of other Federal benefit          5.2       5.8
        Change in valuation allowance                             7.0         -
        Other                                                     1.0      (0.8)
        Benefit of tax credit carryforwards                     (22.1)        -
                                                                 ----      ----
               Effective tax rate                                25.1%     40.0%
                                                                 ====      ====

               The components of the net deferred income tax asset as of December 31, 2000 are as follows:

               Net operating loss carryforwards                     $23,736,615
               Tax credit carryforwards                               1,215,327
               Cumulative temporary differences                        (324,030)
                                                                    -----------
                                                                     24,627,912
               Valuation allowance                                  (23,859,912)
                                                                   ------------
               Net deferred income tax asset                       $    768,000
                                                                   ============

               The valuation allowance provides for net operating losses, cumulative temporary differences and tax credit carryforwards, which may expire before they can be used. The Company believes sufficient uncertainty exists regarding the realizability of these items, and accordingly, a valuation allowance has been established.

               At December 31, 2000, the Company had net operating loss carryforwards of approximately $61 million available to offset future
        Federal taxable income. Any subsequent realization of tax loss carryforwards that existed at the date of the quasi-reorganization will be recorded as an adjustment to additional paid-in-capital. These loss carryforwards expire through the year 2020. The availability and timing of the amount of prior losses to be used to offset taxable income in future years may be limited due to various provisions, including any change in ownership interest of the Company resulting from significant stock transactions.

               Realization of the net deferred tax asset of $768,000 as of December 31, 2000 is dependent on generating sufficient taxable income to offset future deduction of the related items. Although realization is not assured, management believes it is more likely than not that the net deferred tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

7.      401(k) Plan

               The Company has a 401(k) plan covering all of the Company's regular employees. Participants in the plan may make a contribution as a percentage of their gross wages subject to the applicable government limits. The Company matches 5% of contributions on eligible wages. The Company matching contribution vests at 20% a year over a five-year period. The Company contributed approximately $210,000 and $200,000 to the plan during 2000 and 1999, respectively.

8.      Executive Compensation Plan

               The Chief Executive Officer of the Company has an employment agreement with the Company for the year 2001. Besides base compensation, this agreement includes an incentive compensation plan with target objectives established in the six strategic categories of profitability, bookings, achievement of revenue targets in Financial Systems, outside investment, and new products, which will be determined and assessed by the Board of Directors to a maximum of 60% of base salary. During 2000, the Board of Directors did not approve any bonus for the Chief Executive Officer.

9.      Stock-Based Compensation Plans

               The Company has two stock option plans. The stock option plan for employees is called the Teknowledge Corporation 1998 Stock Option Plan (the "1998 Plan") and the stock option plan for Directors is called the Teknowledge Plan for Non-Employee Directors (the "Directors' Plan"). The Company accounts for these plans under APB Opinion No. 25.

               Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company's net income and earnings per share would have been reduced to the following pro forma amounts. The proforma diluted EPS calculation excludes the effect of common stock equivalents for 2000, as they are anti-dilutive.

                                                       2000            1999
              Net Income (loss)   As Reported       $ 392,017        $383,539
                                  Pro Forma         $(149,695)       $166,703

              Diluted EPS         As Reported          $ 0.07           $0.07
                                  Pro Forma            $(0.03)          $0.03

               During 2000, the stockholders approved an amendment to the 1998 Plan increasing the number of options the Company may grant to employees from 1,595,101 to 2,345,101 shares. The Company has granted options for 631,500 shares ($2.06 - $11.25 per share) and 337,600 shares ($3.50
        -$5.38 per share) in 2000 and 1999, respectively, and has reserved for issuance a total of 1,452,061 shares through December 31, 2000. The Board of Directors has granted options to employees that are either incentive stock options ("ISO") or non-statutory stock options ("NSO"). For ISO, the exercise price of the common stock options may not be less than the fair market price on the date of grant. For NSO, the exercise price of the common stock may not be less than 85% of the fair market price of the common stock on the date of grant. Options that have been granted normally vest in quarterly increments starting the second year of a four-year term and expire ten years after the grant date. The 1998 Stock Option Plan is scheduled to expire in April 2008.

               The aggregate number of shares issued under the Directors' Plan may not exceed 100,000 shares of Common Stock. 87,000 shares were available for future grant as of December 31, 2000. Under this plan, non-employee directors are entitled to receive annual option grants to purchase 3,000 shares of Common Stock on their initial election to the Board and thereafter on the anniversary date of their election to the Board. Options, which are granted at fair market value, are exercisable one year after the grant date and expire ten years from the grant date.

               Options to purchase a total of 57,000 shares were outstanding as of December 31, 1999 at $.75 to $8.15 per share and a weighted average fair value of $4.30 per share. Options for 45,000 shares at $.75 to $8.15 per share and a weighted average fair value of $4.24 were vested at December 31, 1999. No options were exercised in 1999. Options to purchase 55,000 shares were outstanding as of December 31, 2000 at $.75 to $8.15 per share and a weighted average fair value of $4.54 per share. Options for 46,000 shares at $.75 to $8.15 per share and a weighted average of $4.46 per share were vested at December 31, 2000. Options for 8,000 shares at $3.20 to $3.45 per share and a weighted average of $3.32 per share were exercised during 2000.

               A summary of the status of the Company's stock option plans as of December 31, 2000 and 1999 is presented below:

                                             2000                            1999
                                   ----------------------------   ------------------------
                                                     Wtd Avg                       Wtd Avg
                                       Shares       Ex Price        Shares        Ex Price
        Outstanding at beg.of year  1,104,012        $ 2.10       1,264,899         $ 1.44
        Granted                       640,500          3.88         349,600           3.98
        Exercised (1)                (433,365)         0.37        (372,786)          0.47
        Forfeited                     (87,856)         3.66        (137,701)          4.32
                                    ---------                     ---------
        Outstanding at end of year  1,223,291          3.53       1,104,012           2.10
                                    =========                    ==========

        Exercisable at end of year    299,307           3.10         591,749           .98
        Weighted average fair value
        of options granted             $3.60                           $2.53

        (1)  Includes 45,070 and 25,200 shares issued from Treasury shares during 2000 and 1999, respectively.

               The following table summarizes information about stock options outstanding at December 31, 2000:

                                  Options Outstanding                 Options Exercisable
                                        Wtd Avg
         Range of         Shares      Contractual                     Shares
        Ex Prices       Outstanding      Life        Wtd Avg         Exercises    Wtd. Avg
          ($'s)           12/31/00      (Years)      Ex Price        12/31/00     Ex Price
       0.05 -  1.00           7,003        3.6          0.47             7,003       0.47
       1.01 -  3.00         501,688        8.6          2.08           154,688       2.08
       3.01 -  4.00         258,100        8.8          3.72            67,275       3.64
       4.01 - 11.25         456,500        9.2          5.06            70,341       6.41
                          ---------                                    -------
       0.05 - 11.25       1,223,291        8.8          3.53           299,307       3.10
                          =========                                    =======

               The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2000 and 1999, respectively; risk-free interest rates of 6.2% and 5.6%; expected lives of 5.5 and 5.5 years; expected volatility of 146% and 68%; and expected dividend yield of 0%.

               As of December 31, 2000, the following number of shares of Common Stock have been reserved for future issuance under both Plans:

               Teknowledge Corporation 1998 Stock Option Plan          1,452,061
               Stock Option Plan for Non-Employee Directors               87,000
                                                                       ---------
                                                                       1,539,061
                                                                       =========

10.     Other Income and Expense

               The composition of other income and expense is as follows:

                                                            2000          1999

               Interest Income                            $64,770       $112,637
               Interest Expense                           (56,501)            -
               Other                                           44          2,744
                                                          -------       --------
                                                          $ 8,313       $115,381
                                                          =======       ========

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

               In 1999 Teknowledge filed a counterclaim against SAP for patent infringement of two of its patents. The subject of the counter suit is the `983 patent entitled "Hierarchical Knowledge System" and U.S. Patent 4,783,752 entitled "Knowledge Based Processing for Application Programs Using Conventional Data Processing Capabilities." The management of the Company considers the suit brought by SAP to be without merit and has vigorously defended its patent. Teknowledge and SAP are finalizing a settlement agreement and termination of the lawsuit. The Company anticipates no adverse effect as a result of this settlement.

12.     Related Party Transactions

               In November 1999, Teknowledge agreed to provide seed money for a new web-based company, GlobalStake.com, which was spun off from Teknowledge Corporation. GlobalStake.com began by offering full service, discounted consumer real estate transactions on the Internet, but during 2000 it modified its strategy to focus on a business to business model for conducting commercial real estate mortgages. The Company has reviewed the revised business plan and cash flow projections of GlobalStake.com, and has determined that its investment has not been impaired. However, as GlobalStake.com is a business with limited cash and all the associated risks of a start-up business, its success is dependent on market demand for mortgage loans, fluctuations in interest rates, the ability to hire qualified brokers, the ability to secure mortgage financing sources and to negotiate a competitive arrangement. The Company intends to periodically review the performance of GlobalStake.com in accordance with the business plan and SFAS121.

               To date Teknowledge has provided: (1) approximately $1,134,000 (including approximately $923,000 during 2000-see details below) in cumulative seed cash and services; (2) the proprietary information and technology developed in support of the GlobalStake.com business plan; and (3) licenses to practice Teknowledge's patent portfolio.

               The Company's CEO maintains one out of six seats on the Board of Directors of GlobalStake.com and owns approximately 12% of the common shares at December 31, 2000. These are non voting shares.

               The company's investment in GlobalStake.com during 2000 of approximately $923,000 was in the form of funding GlobalStake.com's payroll and operating expenses ($572,000) as well as consulting services rendered by the Company at normal billing rates ($351,000).