Form 10KSB/A
period 2000-12-31
TEKNOWLEDGE CORP
filed 2001-04-30
CIK 716214

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

TekPortal enables banks and other financial institutions to offer customers the capability to:

- Aggregate accounts to collect account balance and transaction history information
- Transfer funds between local and external accounts
- Set alert notifications of triggered events on aggregated accounts
- Enable "third-party views" to grant others the right to co-manage an individual's financial portfolio
- Categorize assets and liabilities, track net worth, and view portfolio reports.

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

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

                                    PART III
--------------------------------------------------------------------------------
Item 9: Directors, Executive Officers, Promoters and Control Persons; compliance with Section 15(a) of the Exchange Act

General

     The Board of Directors currently consists of six members: Neil A. Jacobstein, Dr. Larry E. Druffel, Ivan Lustig, General Robert T. Marsh (Ret.), Benedict O'Mahoney, and James C. Workman. Ivan Lustig was elected to the Board in March 2001, which increased the size of the Board from five to six members. The Board of Directors comprises three classes of directors, each class consisting as nearly as possible of one-third of the Board, with one class of the Board being elected each year. At each annual meeting thereafter, nominees for directors in the class whose term is expiring are voted upon, and upon election, such director would serve a three-year term. At the 2000 Annual Meeting, Gen. Robert T. Marsh was elected as a Class III director to serve a three-year term. At the 1999 Annual Meeting, Neil A. Jacobstein and William G. Roth were elected as Class II directors to serve a three-year term. Subsequent to the 1999 election, William G. Roth resigned his position on the Board and was replaced by Benedict O'Mahoney. At the 2001 Annual Meeting, Dr. Larry E. Druffel and James C. Workman, are the nominee's for Class I director, to be elected for a three-year term and until their successors are duly elected and qualified.

--------------------------------------------------------------------------------
                                             Positions                 Director
     Name                          Age       With the Company          Since
     ----                          ---       ----------------          --------

Class I Directors nominated for election at the 2001 Annual Meeting

     Dr. Larry E. Druffel          60        Director                  1997
     James C. Workman              58        Director                  1993

Class II Directors whose term expires at the 2002 Annual Meeting

     Neil A. Jacobstein            46        Chairman of the Board,    1993
                                             President  and CEO

     Benedict O'Mahoney            41        V.P. Adm., Corp Counsel   1999

Class III Directors whose term expires at the 2003 Annual Meeting

     Gen. Robert T. Marsh          76        Director                  1987

     Ivan L. Lustig                42        Director                  2001
--------------------------------------------------------------------------------

     Class I Nominees for a Term Expiring in 2001

     The nominees for election have indicated a willingness to serve, but if the nominees should decline or be unable to serve as a Class I director, the proxy holders will vote for the election of another substitute nominee as the Board of Directors recommends.

     Dr. Larry E. Druffel. Dr. Druffel, 60, was appointed to the Board of Directors in April 1997. Since 1996, he has served as President and a Director of the South Carolina Research Authority (SCRA), a public non-profit organization. He holds a doctorate degree in computer science from Vanderbilt University and a master's degree in computer science from the University of London, and was a director of the Software Engineering Institute at Carnegie-Mellon University from 1986 to 1996. He also served on the Board of Rational Software Corp. from 1986 to 1993. He is Chairman of the Board of the Advanced Technology Institute, and a member of the Board of the South Carolina Technology Alliance, both private non-profit corporations; and a director of Knowledge Sentry, a Greenville South Carolina Company since 2000. He served as Director of Computer Software and Systems, Office of Deputy Undersecretary of Defense for Research and Advanced Technology, Washington, DC.

     James C. Workman. Mr. Workman, 58, was appointed Chairman of the Board, Chief Executive Officer, and President of the Company on an interim basis effective October 20, 1992. With the appointment of Dr. Hayes-Roth and Mr. Jacobstein to executive positions in 1993, Mr. Workman resigned from his interim executive officer position but retained a seat on the Board. Mr. Workman is active in several community organizations in Wisconsin. He is a member of the Executive Council and Board of Trustees of the Diocese of Fond Du Lac. He is also a Director of the United Way of Door County. His primary employment is as a self-employed attorney/consultant. Mr. Workman is Chairman of the Human Resources Committee.

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

Continuing Class III Directors for a Term Expiring in 2003

     Ivan Lustig. Mr. Lustig joined the Board in March 2001. Mr. Lustig, 42, is Managing Director and Head of Media Investment Banking since joining ING Barings in 1999. Prior to that time he spent 11 years at Schroder & Co., the last four years as Managing Director and Head of US media and Communications Investment Banking. Before joining Schroder & Co., he was Vice President at L.F. Rothschild & Co., Inc. Mr. Lustig is a Trustee of the American Museum of the Moving Image and a member of the Socrates Society of the Aspen Institute. Mr. Lustig holds a B.S., Master of Engineering, and M.B.A degrees from Cornell University.

     General Robert T. Marsh. General Marsh (Retired), 76, was elected a director of American Cimflex Corporation (a predecessor to the Company) in 1987. He served as Chairman of the Board of Thiokol Corporation until his retirement in 1991. On April 20, 2001, General Marsh retired as Executive Director of the Air Force Aid Society, a non-profit charitable organization serving the Air Force community, a position he had held since 1995. He served as Chairman of the President's Commission on Critical

Infrastructure Protection. General Marsh joined the Board of SI International in December 1998 and continues to serve on the Board. General Marsh also serves on the Board of Comverse Infosys Technologies, Inc. and he is a trustee emeritus of MITRE Corporation. General Marsh is Chairman of the Company's Finance and Audit Committee.

Executive Officers

     The  following  is  certain  information   regarding  the  Company's  other
executive officer who is not a member of the Board of Directors.

     Dennis A. Bugbee, 54, is Vice President of Finance, CFO, and Secretary for the Company. Mr. Bugbee joined the Company in 1990 as the Division Controller for the Knowledge Systems Division in Palo Alto, California. He was promoted to Director of Finance in March 1993 and shortly thereafter to the positions of Treasurer and Corporate Secretary. Prior to joining the Company, Mr. Bugbee held the position of Accounting Manager with TRW's Space and Defense Sector.

Item 10: Executive Compensation

The following table sets forth the cash compensation paid to the Chief Executive Officer and the four most highly compensated executive officers of the Company whose salary and bonus exceeded $100,000 for all services to the Company in the years ended December 31, 2000, 1999, and 1998.

                           SUMMARY COMPENSATION TABLE

                                                Annual Compensation
--------------------------------------------------------------------------------

Name and Principal Position                  Year     Salary    Bonus
                                                       $(1)      $(2)
--------------------------------------------------------------------------------
Neil Jacobstein, Chair, Pres, CEO(4)         2000    205,040    14,000
Neil Jacobstein, Chair, Pres, CEO(4)         1999    162,770    64,891
Neil Jacobstein, Pres, COO                   1998    152,784    97,585

Benedict O'Mahoney, VP Adm&Legal             2000    126,800    25,087
Benedict O'Mahoney, VP Adm&Legal             1999    107,086    36,710
Benedict O'Mahoney, VP Adm&Legal             1998     93,608    16,700

Dennis Bugbee, VP and CFO(4)                 2000    134,162    16,061
Dennis Bugbee, Director of Finance           1999    116,383    12,843
Dennis Bugbee, Director of Finance           1998    109,172    9,000
--------------------------------------------------------------------------------

(1)  Includes 401(k) deferred compensation and 5% Company matching provision.

(2) The bonuses set forth in this column are generally paid after the conclusion of the annual audit following the year to which they relate.

(3) Mr. Jacobstein was elected Chairman of the Board and Chief Executive Officer on November 22, 1999.

(4)  Mr. Bugbee was appointed Vice President and CFO on April 14, 2000

Stock Option Grants and Exercises

     The following tables set forth information regarding the value of options held by the executive officers named in the Summary Compensation Table at December 31, 2000. A total of 628,500 options were granted to employees in 2000.

                      OPTION GRANTS IN LAST FISCAL YEAR(1)
--------------------------------------------------------------------------------
                                            % of
                             Number of      Total
                             Securities    Options
                             Underlying   Granted to
                              Options    Employees in    Exercise
                              Granted    Fiscal Year     or Base     Expiration
Name                            (#)          (%)       Price ($/Sh)     Date
--------------------------------------------------------------------------------
Neil Jacobstein,
Chair, Pres, CEO                --           --            --           --
--------------------------------------------------------------------------------
Benedict O'Mahoney,
VP Adm&Legal                  27,000         --           3.81       11/23/09
--------------------------------------------------------------------------------
Dennis Bugbee,
VP and CFO                    20,000         --           3.81       11/23/09
--------------------------------------------------------------------------------

(1) Generally, the right to exercise an option under the Company's 1998 Stock Option Plan (the "Option Plan") vests in quarterly increments over a four-year period commencing on the date of grant. The Option Plan permits the grant of both incentive stock options within the meaning of Section 422 of the Internal Revenue Code, as amended, and nonstatutory stock options. The exercise price of incentive stock options must at least equal the fair value of the Common Stock of the Company on the date of grant. The exercise price of nonstatutory stock options must equal at least 85% of the fair market value of the Common Stock of the Company on the date of grant. The exercise price of options granted to any person who at the time of grant owns stock representing more than 10% of the voting power of all classes of stock of the Company or any parent or subsidiary corporations must be at least 110% of the fair market value of the Common Stock on the date of grant and term of such options cannot exceed ten years.

            AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
                              YEAR-END OPTION VALUE
--------------------------------------------------------------------------------
                                                  Number of         Value of
                                                  Securities      Unexercised
                                                  Underlying      In-the-Money
                                                  Unexercised        Options
                         Shares                    Options           at FYE
                        Acquired       Value        at FYE        (Exercisable/
                      on Exercise    Realized    (Exercisable/    Unexercisable)
Name                      (#)          (1)       Unexercisable)        (2)
--------------------------------------------------------------------------------
Neil Jacobstein,
Chair, Pres, CEO (4)    390,854     $1,570,793        -/-             -/-
--------------------------------------------------------------------------------
Benedict O'Mahoney,
VP Adm &Legal                                     21,333/50,667       -/-
--------------------------------------------------------------------------------
Dennis Bugbee,
VP and CFO(5)              --             --      19,583/45,417       -/-
--------------------------------------------------------------------------------

(1) The value realized upon exercise is the difference between the exercise price and the closing bid price at the close of business on the date the stock is exercised.

(2) The value of unexercised in-the-money options is determined by multiplying the number of shares under the option by the difference between the December 31, 2000 closing price of $1.69 and the grant price. None of the options granted to executives in 1998 and 1999 were in-the-money as of December 31, 2000.

(3) Mr. Jacobstein was elected Chairman of the Board and Chief Executive Officer on November 22, 1999.

Employment Arrangements

     Neil Jacobstein, Chairman of the Board, Chief Executive Officer, and President, has an employment agreement with the Company that provides for an annual base salary of $195,000. Mr. Jacobstein's also has an incentive compensation plan that provides for additional compensation when certain target objectives are achieved in six strategic categories that will be determined and assessed by the Board of Directors to a maximum of 120% of his annual base salary. Mr. Jacobstein did not earn a regular bonus in 2000; however, Mr. Jacobstein did earn $114,000 from a sign-on bonus as a consequence of his consolidating the roles of President and Chief Executive Officer of the Company in November 1999. Mr. Jacobstein has a severance package that entitles him to severance benefits equal to his most recent twelve-month salary and bonus; except in the event of a change of control, defined as any consolidation or merger of the Company, in which the Company is not the continuing or surviving corporation, Mr. Jacobstein will be entitled to severance benefits to include:
(i) full accrued salaries and vacation pay, (ii) accrued incentive compensation awarded or determined to be awarded by the Board of Directors, (iii) insurance coverage, (iv) retirement benefits and (v) a lump sum severance payment equal to two times total cash compensation.

Item 11. Security Ownership of Certain Beneficial Owners and Management

     The following table sets forth certain information concerning the beneficial ownership of Common Stock as of April 30, 2001 by persons known to the Company to own beneficially more than 5% of the Common Stock, by each of the directors of the Company, by each of the executive officers named in the Summary Compensation Table, and by all directors and executive officers of the Company as a group.

--------------------------------------------------------------------------------
Name and Address of                 Common Stock Owned       Percent
Beneficial Owner                      Beneficially(i)        of Class
--------------------------------------------------------------------------------
Mark J. Hanna                           267,607(2)             4.7%
327 Plaza Real, Suite 319
Boca Raton, FL 33432

Dennis A. Bugbee(1)                      69,098(3)             1.21%

Larry E. Druffel(1)                      20,000(4)              *

Frederick Hayes-Roth                    542,552(5)             9.5%
1810 Embarcadero Road
Palo Alto, CA 94303

Neil A. Jacobstein(1)                   698,857(6)            12.3%

Ivan L. Lustig(1)(7)                       --                  --

Robert T. Marsh(1)                       22,000(8)              *

Benedict O'Mahoney(1)                    31,666(9)              *

James C. Workman(1)                      22,000(10)             *

All Directors and Executive             863,621(11)           15.2%
Officers of the Company as
a Group (6 Persons)
--------------------------------------------------------------------------------

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

(3) Includes 22,916 shares, which may be purchased upon the exercise of employee stock options that are currently exercisable or will become exercisable within 60 days of April 30, 2001.

(4) Includes 12,000 shares, which may be purchased upon the exercise of director stock options that are currently exercisable or will become exercisable within 60 days of April 30, 2001.

(5) Dr. Hayes-Roth resigned his positions as Chairman and CEO of Teknowledge on November 22, 1999. The information concerning the Common Stock owned beneficially by Dr. Hayes-Roth was obtained from a Form 4 filed with the Securities and Exchange Commission on March 28, 2000.

(6) Mr. Jacobstein has exercised all of his stock options. Includes 18,000 shares owned by Mr. Jacobstein's spouse; however, Mr. Jacobstein disclaims beneficial ownership.

(7) Ivan Lustig was elected to the Board on March 12, 2001. Mr. Lustig received a grant to purchase 3,000 shares on his election to the Board that may be exercised one year from the date of the grant.

(8) Includes 22,000 shares, which may be purchased upon the exercise of director stock options that are currently exercisable or will become exercisable within 60 days of April 30, 2001.

(9) Includes 24,666 shares, which may be purchased upon the exercise of employee stock options that are currently exercisable or will become exercisable within 60 days of April 30, 2001.

(10) Includes 18,000 shares, which may be purchased upon the exercise of director stock options that are currently exercisable or will become exercisable within 60 days of April 30, 2001. Mr. Workman's spouse owns 4,000 shares beneficially.

(11) Includes options for 99,582 shares, which are currently exercisable or will become exercisable within 60 days of April 30, 2001.

Item 12. Certain Relationships and Related Transactions

     In November 1999, Teknowledge agreed to provide seed money for a new web-based company, GlobalStake.com, which was spun off from Teknowledge Corporation. GlobalStake.com began by offering full service, discounted consumer real estate transactions on the Internet, but it has since changed its business plan to providing business-to-business commercial mortgage transactions. Teknowledge retains 19.9% of GlobalStake.com via Series A Preferred shares. Through December 31, 2000, Teknowledge has provided: (1) approximately $1,134,000 (including approximately $923,000 during 2000) in cumulative seed cash and services; (2) the proprietary information and technology developed in support of the GlobalStake.com business plan; and (3) licenses to practice Teknowledge's patent portfolio. The Company's CEO maintains one out of six seats on the Board of Directors of GlobalStake.com.

The components of the investment in GlobalStake.com during 2000 are as follows:

Direct investment                                    $500,000
Consulting services                                   351,000
Operating expenses                                     72,000
                                                     --------
                                                     $923,000
                                                     ========

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


/s/ Arthur Andersen LLP
Arthur Andersen LLP



San Jose, California
March 29, 2001


                             TEKNOWLEDGE CORPORATION
                           CONSOLIDATED BALANCE SHEET
                             AS OF DECEMBER 31, 2000


                                     ASSETS

                                                                                      December 31,
                                                                                          2000
                                                                                    -----------------
Current assets:

     Cash and cash equivalents                                                    $        1,049,052
                                                                                    -----------------
     Receivables:
        Billed, net of allowance of $515,000                                               3,508,070
        Unbilled                                                                           1,252,648
                                                                                    -----------------
            Total receivables                                                              4,760,718

     Deferred tax asset, current                                                             268,000
     Deposits and prepaid expenses                                                            38,373
                                                                                    -----------------
        Total current assets                                                               6,116,143

Capitalized software development costs, net of accumulated
     amortization of $386,232                                                              2,291,661

Fixed assets, at cost
     Computer and other equipment                                                          3,437,440
     Furniture and fixtures                                                                  121,577
     Leasehold improvements                                                                  838,398
                                                                                    -----------------
                                                                                           4,397,415
     Less:  Accumulated depreciation                                                      (3,911,255)
                                                                                    -----------------
                                                                                             486,160
Investment in Globalstake                                                                  1,134,307
Deferred tax asset, noncurrent                                                               500,000
Other assets, noncurrent                                                                      24,541
                                                                                    -----------------

Total assets                                                                     $        10,552,812
                                                                                    =================

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
     Accounts payable                                                             $        2,098,095
     Line of credit, current                                                               1,350,000
     Payroll and related liabilities                                                         732,706
     Other accrued liabilities                                                               278,716
                                                                                    -----------------
        Total current liabilities                                                          4,459,517

Commitments and contingencies (Notes 4 and 11)

Stockholders' equity:
     Preferred stock, $.01 par value, authorized 2,500,000 shares,
       Series A Convertible Preferred Stock, none issued                                           -
     Common stock, $.01 par value, authorized 25,000,000 shares,
       5,690,835 shares issued and outstanding                                                56,908
     Additional paid-in capital                                                            1,772,048
     Retained earnings since January 1, 1993
        (following quasi-reorganization)                                                   4,264,339
                                                                                    -----------------
        Total stockholders' equity                                                         6,093,295
                                                                                    -----------------

Total liabilities and stockholders' equity                                        $       10,552,812
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

               The remaining obligations under these leases, net of sub-lease income, are as follows:

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