Form 10QSB
period 2001-03-31
TEKNOWLEDGE CORP
filed 2001-05-15
CIK 716214

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X|  QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2001

|_|  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
          EXCHANGE ACT OF 1934 [No Fee Required]

          For the transition period from __________ to __________

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

                                 (650) 424-0500
                            Issuer's telephone number

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes |X| No |_|

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

           Class                                   Outstanding at March 31, 2001
Common Stock, $.01 par value                              5,690,835 Shares

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

     PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

          Consolidated Balance Sheets as of March 31, 2001 and
          December 31, 2000                                                    3

          Consolidated Statements of Operations and Comprehensive
          Income for the three months and six months ended
          March 31, 2001 and 2000                                              4

          Consolidated Statements of Cash Flows for the six
          months ended March 31, 2001 and 2000                                 5

          Notes to Unaudited Consolidated Financial Statements                 6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations                        7

     PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                   13

Item 6.   Exhibits and Reports on Form 8-K                                    13

Signatures                                                                    15

                          PART I. FINANCIAL INFORMATION

--------------------------------------------------------------------------------

                             TEKNOWLEDGE CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS
                                                                  (Unaudited)
                                                                   March 31,      December 31,
                                                                      2001            2000
                                                                  ------------    ------------
Current assets:

  Cash and cash equivalents                                       $  1,355,784    $  1,049,052
                                                                  ------------    ------------
  Receivables:
   Billed, net of allowance of $194,371                              4,085,760       3,508,070
   Unbilled                                                          1,279,684       1,252,648
                                                                  ------------    ------------
       Total receivables                                             5,365,444       4,760,718

  Deferred tax asset, current                                          146,000         268,000
  Deposits and prepaid expenses                                         17,165          38,373
                                                                  ------------    ------------
   Total current assets                                              6,884,393       6,116,143

Capitalized software development costs, net of accumulated
  amortization of $609,272 and $385,656, respectively                2,617,046       2,291,661

Fixed assets, at cost
  Computer and other equipment                                       3,482,196       3,437,440
  Furniture and fixtures                                               122,834         121,577
  Leasehold improvements                                               838,398         838,398
                                                                  ------------    ------------
                                                                     4,443,428       4,397,415
  Less:  Accumulated depreciation                                   (3,972,588)     (3,911,255)
                                                                  ------------    ------------
                                                                       470,840         486,160
Investment in Globalstake                                            1,175,517       1,134,307
Deferred tax asset, noncurrent                                         500,000         500,000
Other assets, noncurrent                                                24,541          24,541
                                                                  ------------    ------------

Total assets                                                      $ 11,672,337    $ 10,552,812
                                                                  ============    ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                $  2,703,313    $  2,098,095
  Line of credit, current                                            1,298,200       1,350,000
  Payroll and related liabilities                                      834,285         732,706
  Other accrued liabilities                                            384,973         278,716
                                                                  ------------    ------------
   Total current liabilities                                         5,220,771       4,459,517

Stockholders' equity:
  Preferred stock, $.01 par value, authorized 2,500,000 shares,
   Series A Convertible Preferred Stock, none issued                        --              --
  Common stock, $.01 par value, authorized 25,000,000 shares,
   5,690,835 shares issued and outstanding                              56,908          56,908
   at March 31, 2001 and December 31, 2000, respectively
  Additional paid-in capital                                         1,772,048       1,772,048
  Retained earnings since January 1, 1993
   (following quasi-reorganization)                                  4,622,610       4,264,339
                                                                  ------------    ------------

   Total stockholders' equity                                        6,451,566       6,093,295
                                                                  ------------    ------------

Total liabilities and stockholders' equity                        $ 11,672,337    $ 10,552,812
                                                                  ============    ============

        The accompanying notes are an integral part of this consolidated financial statement.

                             TEKNOWLEDGE CORPORATION
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                            AND COMPREHENSIVE INCOME

                                                  (Unaudited)
                                                   Three Months ended March 31,
                                                   ----------------------------
                                                      2001               2000
                                                      ----               ----

Revenues                                          $ 5,247,407        $ 2,754,804
                                                  -----------        -----------
Costs and expenses:
 Cost of revenues                                   3,819,238          1,993,249
 General and administrative                           680,770            580,671
 Sales and marketing                                  159,742             75,409
 Research and development                              68,873             47,807
                                                  -----------        -----------
  Total costs and expenses                          4,728,623          2,697,136
                                                  -----------        -----------
  Operating income                                    518,784             57,668

Other income (expense), net                           (41,091)            17,957
                                                  -----------        -----------
Income before tax                                     477,693             75,625
Provision for income tax                              119,423             30,250
                                                  -----------        -----------

Net income and
 comprehensive income                             $   358,270        $    45,375
                                                  ===========        ===========

Net income and comprehensive
 income per share:
                    - Basic                       $      0.06        $      0.01
                                                  ===========        ===========
                    - Diluted                     $      0.06        $      0.01
                                                  ===========        ===========

Shares used in computing
 Net income and comprehensive
 income per share:
                    - Basic                         5,690,835          5,314,305
                                                  ===========        ===========
                    - Diluted                       5,748,078          6,225,358
                                                  ===========        ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                             TEKNOWLEDGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                        (Unaudited)
                                                      Three Months ended March 31,
                                                      ----------------------------
                                                           2001           2000
                                                           ----           ----
Cash flows from operating activities:
Net income                                             $   358,270    $    45,375
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                            284,949         98,505
  Provision for doubtful accounts                           40,000             --
  Changes in assets and liabilities:
    Receivables                                           (644,726)       457,351
    Deposits and prepaid expenses                           21,208        (43,188)
    Deferred tax asset                                     122,000         27,603
    Accounts payable                                       605,218       (241,659)
    Accrued liabilities                                    207,836        (62,519)
                                                       -----------    -----------
Net cash provided by operating activities                  994,755        281,468
                                                       -----------    -----------

Cash flows from investing activities:
  Investment in GlobalStake                                (41,210)      (742,285)
  Capitalization of software development costs            (549,000)      (198,832)
  Purchase of fixed assets                                 (46,013)       (49,896)
                                                       -----------    -----------
Net cash used for investing activities                    (636,223)      (991,013)
                                                       -----------    -----------

Cash flows from financing activities:

  Proceeds from issuance of common stock                        --         57,720
  Proceeds from (payment of) line of credit                (51,800)       500,000
                                                       -----------    -----------
Net cash provided by (used for) financing activities       (51,800)       557,720
                                                       -----------    -----------
Net decrease in cash and cash equivalents                  306,732       (151,825)
Cash and cash equivalents at beginning of period         1,049,052      1,951,393
                                                       -----------    -----------
Cash and cash equivalents at end of period             $ 1,355,784    $ 1,799,568
                                                       ===========    ===========

        The accompanying notes are an integral part of these consolidated financial statements.

                             TEKNOWLEDGE CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2001

1.   Interim Statements

          The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2000. In the opinion of management, these interim statements include all adjustments, consisting of normal, recurring adjustments, which are necessary for a fair presentation of results for such periods. The results of operations for any interim period presented herein are not necessarily indicative of results that may be achieved for the entire fiscal year ended December 31, 2001.

2.   Net Income Per Share

          Basic and diluted net earnings per share are presented in conformity with SFAS No. 128, "Earnings per Share," for all periods presented. In accordance with SFAS No. 128, basic earnings per share is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted earnings per share are calculated by dividing net income by the weighted average shares of outstanding common stock and common stock equivalents during the period. Common stock equivalents included in the diluted calculation consist of dilutive shares issuable upon the exercise of outstanding common stock options.

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

4.   Revenue Recognition

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

          (b) Software license and services

          Revenue is recognized in accordance with SOP 97-2 using the residual method. Revenue earned under software license agreements with end users are generally recognized as revenue upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, and collection is probable. Revenue earned under software license agreements for the quarter ended March 31, 2001 and 2000 was $338,825 and $0, respectively. Revenue from post-contract customer support is recognized ratably over the period the customer support services are provided, and software consulting services revenue is recognized as services are performed.

          (c) Patent licensing revenue

          Patent revenue is recognized when there is a signed agreement and evidence that the license has been earned. In the first quarter of 2001, the Company recognized $750,000 from licensing of certain of its technology to SAP (see note 5). There can be no assurance that revenue from patents or intellectual property will be generated on a quarter-to-quarter basis.

5.   Legal

          On March 30, 2001, Teknowledge Corporation, SAP America, Inc., and SAP Aktiengesellschaft agreed to a full settlement of all outstanding lawsuits. The subjects of the lawsuit were Teknowledge's U.S. Patent 4,591,983, entitled "Hierarchical Knowledge System" issued May 27, 1986, and U.S. Patent 4,783,752, entitled "Knowledge Based Processor for Application Programs Using Conventional Data Processing Capabilities" issued November 8, 1988.

          As part of the settlement  agreement,  SAP  transferred to Teknowledge
     $750,000 in cash. Teknowledge agreed not to commence any patent infringement suits against SAP relating to any of Teknowledge's patents, and both parties agreed to dismiss their current claims against each other

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

     Teknowledge ("the Company") is executing its strategy to grow the financial software and services business. The Company continues to invest in TekPortal(tm) software product development, testing, and sales. This investment has been paying off. For the three months ended March 31, 2001, the percentage of Teknowledge's revenues derived from the sale of financial products and services has nearly doubled over the comparable quarter to $1,646,250. As a result of commitments and anticipated growth in Internet-based financial services, the Company expects improved commercial revenues in 2001.

     Teknowledge's Financial Systems operating unit delivers TekPortal(tm) product and service solutions. TekPortal software gives financial services companies, such as Internet banks, the ability to provide customers with a single web site to manage their financial portfolio of bank, brokerage, credit card, and other accounts. TekPortal permits both information aggregation and transactions between accounts. The customer provides all of the account and transaction permissions. TekPortal is typically installed at the financial institution, and the financial institution provides its security and privacy policies. Teknowledge has several new Internet bank customers, and several value-added resellers for TekPortal, including NCR, Vexis, and Financial Fusion Inc.

     Teknowledge's core business is products and services for intelligent transactions. These transactions provide flexible, secure, and knowledge-based interactions with commercial and government customers. Teknowledge sells solution and development services to support software and services for the financial services industry. Training Systems, Knowledge Systems, Security Systems, and Distributed Systems are operating groups that provide essential core competencies supporting the common focus on intelligent transactions. Virtually all of Teknowledge's government and commercial projects involve processing application knowledge and distributing customer solutions over the Internet. Teknowledge integrates its own proprietary software and first party products into a total system solution for customers in industry or government.

     Teknowledge's Financial Systems team can deliver TekPortal combined with other first party software solutions to financial services institution web sites. The Teknowledge Security Systems team can provide PKI and Check Point FireWall-1(TM) security expertise to banks and other financial institutions. The Training Systems team provides web-based training technology and solutions. The Knowledge Systems team develops methods to represent an organization's specialized knowledge, and then serves that knowledge over the web. The Distributed Systems team provides advanced architectures and solutions for managing distributed objects securely. Teknowledge adds value by solving challenging business problems, and increasing its customer's quality, speed, and efficiency of operations.

     The exponential increase in information flowing through the World Wide Web has placed a premium on the ability to apply knowledge to enhance the value of information. This trend leverages Teknowledge's expertise in knowledge processing and artificial intelligence. Knowledge has become the key enabler to providing informed advice on web sites as well as providing individualized training. Teknowledge's Training Systems and Knowledge Systems units are collaborating on building a new knowledge-processing component that can be used by web servers and sales advice software such as Sales Associate(TM). This new component is being developed for speed and flexibility. Unlike stand-alone expert systems, Internet-based knowledge systems enable collaborative relationships between people and computers in capturing, refining, distributing, and applying knowledge to solve business application problems. Knowledge that was once held only by people can now be processed consistently by a computer and distributed via a web server to millions of customers 7 days a week, 24 hours a day. This type of "activated" knowledge can also be used by Teknowledge's customers to serve advice, assess situations rapidly in a crisis, defend web sites from attack, or ensure the distribution of messages to the right people at the right time.

     Teknowledge creates and intends to license its substantial intellectual property. The company envisioned this possibility as far back as 1984, and obtained its first software patent in 1986. In 2000, Teknowledge decided to make technology and patent licensing an on-going business activity, with the objective of bringing in multiple revenue streams. Teknowledge anticipates continuous licensing activity in this area, and has embarked on a program of contacting other companies for licenses. These licenses are generally priced below the cost of full scale patent litigation. One strategy is to make it possible to obtain revenue from intellectual property licensing without resorting to the courts. However, the court system is there to ensure that the Company can enforce its patents if necessary. Teknowledge currently has nine U.S. software patents. There can be no assurance that revenue from patents or intellectual property will be generated on a quarter-to-quarter basis.

     Teknowledge has been in business for over nineteen years. It has reported twenty-seven consecutive profitable quarters. Teknowledge provides a challenging and collaborative technical environment with many employee rewards. These rewards include advanced education and training, incentive stock options, performance bonuses, competitive salary, and an attractive benefits program. Teknowledge is headquartered in Palo Alto, California with offices in Fairfax, Orlando, Cleveland, Los Angeles and San Diego. The Company's stock is traded on the NASDAQ SmallCap Market under the symbol TEKC. Teknowledge was incorporated on July 8, 1981 under the laws of the State of Delaware.

Results of Operations

Revenues

     Revenue for the first quarter of 2001 was $5,247,407, an 90% increase over the comparable quarter in 2000 of $2,754,804. Revenues from contract R&D accounted for 55% of total revenues as compared to 71% in the comparable quarter of 2000. Revenues from the sale of Financial Systems products and services grew to $1,646,250 in 2001 or 31% of total revenues. Financial Systems revenues were 106% higher than the first quarter of 2000 of $799,457. As a result of a patent agreement with SAP America, the Company recorded $750,000 of patent licensing related revenue. Teknowledge intends to contact other companies in the sales configuration and automation industry regarding patent licensing opportunities and terms, and anticipates future revenues from these agreements.

     Financial Systems revenues include license sales for the TekPortal software, consulting services, and post contract customer support services. The increase in revenue between comparable periods is due to increased market acceptance of the TekPortal software and other Financial Systems services. Revenues from resellers account for 34% of Financial Systems revenues. The Company believes that the demand for account aggregation will grow in 2001. The demand for its contract R&D services will depend on competitive contract awards and sponsor priorities. 17% of total revenue was from a single contract R&D customer.

Costs and Expenses

     Cost of revenues was $3,819,238 for the three months ended March 31, 2001 compared to $1,993,249 in the comparable period in 2000. The bulk of the increase between periods in attributed to the growth in the demand for nongovernment products and services and the corresponding increase in the workforce to meet this demand. In addition, as the financial services are in their infancy, the Company incurred additional costs to fulfill project requirements. The Company also uses billable consultants and contractors to supplement its full-time employee workforce. During the first quarter of 2001, the Company spent $1,529,940 on these services compared to $682,620 in the comparable quarter of 2000. Subcontractor and consultant costs increased 124% between 2001 and 2000. Included in the cost of revenue is approximately $250,000 of costs related to the SAP settlement (see note 5). Subcontractor growth rates are dependent on future contracts and may not grow at the same rate in future periods. Cost of revenues as a percentage of total revenues for the three months ended March 31, 2001 was 73%, compared to 72% for of the comparable periods in 2000.

     General and administrative costs for the three months ended March 31, 2001 were $680,770, compared to $580,671 in the first quarter in 2000. The increased in general and administrative costs is consistent with the growth of the Company. The Company wrote off some delinquent accounts and increased its reserves since December 2000. However, due to the increase in revenues from the patent settlement general and administrative costs for the three months ended March 31, 2001 were 13% of total revenues, versus 21% for the first quarter of last year.

     Sales and marketing costs were $159,742 in 2001 as compared to $75,409 in 2000. The Company's sales and marketing efforts include applications engineering and technical support, direct sales efforts, as well as trade shows, demonstrations, and other traditional marketing activities. Costs between 2000 and 2001 grew considerably as the Company continues to expand its sales force. The Company added a new Vice President of sales in the first quarter of 2001. In 2000, the Company relied primarily on direct sales and Value Added Resellers to lay the foundation for expanding the Financial Systems business. In 2001, Teknowledge plans to increase its sales and marketing efforts substantially in both the domestic market and international community.

     Company sponsored research and development ("R&D") costs for the three months ended March 31, 2001 increased to $68,873 from $47,807 in the comparable period in 2000. These figures do not include the majority of the R&D conducted by Teknowledge under contract to government customers, nor do they include the aforementioned software development costs that were capitalized during the period. The Company expended $549,000 in the first quarter in the development of software for its TekPortal product (version 1.2) that was capitalized in anticipation of future revenue growth. The company expects to capitalize additional costs in the development of the TekPortal product. Internal R&D costs, excluding TekPortal development, were 1% of revenues for the three months ended March 31, 2001 and 4% of revenues in the comparable quarter in 2000. The majority of the Company's R&D expenditures are funded externally through government projects (and recorded as cost of revenues), which are expected to provide new technology and intellectual property. Teknowledge retains intellectual property rights on its contract R&D work.

     Interest income was $8,461 and $33,856 for the three months ended March 31, 2001 and 2000, respectively. Interest income reflects lower average cash balances during the period. The Company accumulated $49,552 of interest expense related to a bank loan during the quarter.

     Income before taxes for the three months ended March 31, 2001 and 2000 was $477,693 and $75,625, respectively, which represented a $402,068 increase over the comparable period in 2000. After deduction for legal expense incurred in the first quarter, the contribution of the SAP settlement to income before taxes was approximately $500,000. Income before taxes represented 9% and 4% of revenues, for the three months ended March 31, 2001 and 2000, respectively.

     The Company utilized essentially all tax losses generated subsequent to the date of the quasi-reorganization, which were reflected as a reduction to the effective tax rate and provision for income taxes, up to December 31, 1998. Commencing 1999, realization of tax benefits existing at the date of the quasi-reorganization is recorded as an adjustment to additional paid-in-capital. Accordingly, the Company increased its effective tax rate and provision for income taxes for the first quarter of 1999 and thereafter. However, even with the increase in its effective tax rate for book purposes, the Company will continue to realize full cash savings from its extensive tax loss benefits existing at the date of the quasi-reorganization. In short, the Company has been reporting increased tax expenses, but will not actually be required to pay the full amount of such taxes, and there will be only a minimal effect on the Company's cash reserves resulting from the reported increase in the effective tax rate. After adjusting for tax credits associated with the capitalization of its product development costs, the Company anticipates an effective tax rate of 25% for 2001.

     Net income for the three months ended March 31, 2001 and 2000 was $358,270, or $.06 diluted earnings per share, versus $45,375, or $.01 per diluted share, for the same period in 2000. The contribution of the SAP settlement to net income was approximately $375,000, or $.06 per diluted share. Net income represented 7% of revenues, for the three months ended March 31, 2001 and 2% for the comparable period in 2000. Because the Financial Systems unit is relatively new, it has not achieved its expected net margins in its second year of operations. Government contracts continue to produce steady income, but at a rate that is typically well below what one would expect from a successful commercial enterprise. This is because contracts negotiated with the government are restricted by government regulation from exceeding the fee limits established in the Federal Acquisition Regulations. The Company expects to achieve higher net margins on its commercial contracts as volume increases and operating efficiencies improve.

Bookings and Backlog

     At March 31, 2001, the expected order backlog was approximately $19.8 million, which consisted of (i) new orders for which work has not yet begun and
(ii) revenue remaining to be recognized on work in progress. 89% of the March 31, 2001 backlog is from government customers. Approximately 94% of the backlog consist of government-sponsored programs that are awarded, but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The portion of the overall backlog that is expected to be fulfilled for the remainder of the current fiscal year is approximately 29%.

Liquidity and Capital Resources

     As of March 31, 2001, the Company had $1,355,784 in cash and cash equivalents, an increase of $306,732 over December 31, 2000. The Company generated net cash of $994,755 from its operating activities and invested $549,000 in the development of TekPortal software. $46,013 was spent to purchase computer equipment and other improvements. The Company invested $41,210 in GlobalStake.com during the year and has met 98% of its $1.2M investment agreement since GlobalStake.com was spun out in November of 1999.

     To support the anticipated future growth, the Company may seek additional equity and debt financing. However, management believes that it has sufficient funds to support operations at least through March 31, 2002 based on its current cash position, available credit and equity sources, and cash flow from operations. In January 2001, the Company refinanced its debt with a financial institution. The assets of the Company collateralize borrowings under the arrangement. The outstanding balance bears a monthly finance fee of 1%. The Company also pays a monthly administrative fee of 0.5% of the amount financed at the end of the settlement period. Under the terms of the arrangement, the Company may borrow up to 80% of the eligible receivable base, up to a maximum of $2,000,000. As of March 31, 2001, the Company had borrowed $1,298,200 against the $2,000,000 bank line. The Company used the money to supplement its existing reserves and to fund the growth of its commercial operations in 2001. The Company made additional payments against the line in April 2001, bringing the debt down to approximately $600,000.

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

     Teknowledge plans to grow its business by investing in TekPortal and by expanding into additional products, services, and technology licensing. This may require significant additional investment and could strain technical, financial, and operational resources. New competitors can enter the market for TekPortal and other financial solutions. The Company's gross margins in new business areas may be lower than in existing business activities, and it may not be able to expand or maintain operations in a cost-effective or timely manner. If a number of customers do not receive new products or services favorably, it could hurt the Company's reputation and delay future expansion.

     During 2000, GlobalStake.com modified its strategy to focus on a business-to-business model for conducting commercial real estate mortgages. The Company has reviewed the revised business plan and cash flow projections of GlobalStake.com, and has determined that its investment has not been impaired. However, as GlobalStake.com is a business with limited cash and all the associated risks of a start-up business, its success is dependent on market demand for mortgage loans, fluctuations in interest rates, the ability to hire qualified brokers, the ability to secure mortgage financing sources and to negotiate a competitive arrangement. The Company periodically reviews the performance of GlobalStake.com in accordance with the business plan and SFAS121.

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

     In summary, the Company's operating results and stock price are affected by a wide variety of factors, including successful commercialization of the Company's products and services, intellectual property licenses, government intervention, competition, ability to staff, retain, and recruit key employees, financing and collections, and general economic and market conditions.

Forward-Looking Statements

     Forward-looking statements made in this section relate to the expected growth of the commercial business, realizability of backlog, competition for government and commercial contracts, the mix of revenues between government and commercial, development of commercial products and services, cash and financing requirements, and the anticipated growth of Financial Systems and GlobalStake.com. All forward-looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward-looking statements contained herein as a result of competition, agency funding limitations, other factors relating to government contracting, ability to attract and retain technical and management personnel, commercial opportunities, cash collections, and other factors set forth under "Risks and Uncertainties" above and the section entitled "Certain Factors Which May Affect Future Results of Operations and/or Stock Price" in the Company's Form 10-KSB.

                           PART II. OTHER INFORMATION

--------------------------------------------------------------------------------

Item 1. LEGAL PROCEEDINGS

     On March 30, 2001, Teknowledge Corporation, SAP America, Inc., and SAP Aktiengesellschaft agreed to a full settlement of all outstanding lawsuits. The subjects of the lawsuit were Teknowledge's U.S. Patent 4,591,983, entitled "Hierarchical Knowledge System" issued May 27, 1986, and U.S. Patent 4,783,752, entitled "Knowledge Based Processor for Application Programs Using Conventional Data Processing Capabilities" issued November 8, 1988.

     As part of the settlement agreement, SAP transferred to Teknowledge $750,000 in cash. Teknowledge agreed not to commence any patent infringement suits against SAP relating to any of Teknowledge's patents, and both parties agreed to dismiss their current claims against each other.

     It is Teknowledge's intention to increase its technology and intellectual property licensing investments and operations, although winning legal settlements is only one scenario for making this business activity pay off. It is the Company's hope that it can convince other companies to pay a reasonable patent or technology license fee, and avoid the expenses and distraction of going to court.

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

                                                TEKNOWLEDGE CORPORATION
                                                -----------------------
                                                     (Registrant)

/s/ Neil A. Jacobstein         Chairman and Chief               May 15, 2001
----------------------
Neil A. Jacobstein             Executive Officer

/s/ Dennis A. Bugbee           Chief Financial Officer,         May  15, 2001
--------------------
Dennis A. Bugbee               Vice President of Finance
                               (Principal Financial and
                               Accounting Officer)