Form 10QSB
period 2001-06-30
TEKNOWLEDGE CORP
filed 2001-08-14
CIK 716214

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

[  ]  TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934 [No Fee Required]

      For the transition period from            to
                                     -----------   -----------------

                         Commission File Number 0-14793

                             TEKNOWLEDGE CORPORATION
        (Exact name of small business issuer as specified in its charter)

              Delaware                                      94-2760916
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

Indicate the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

             Class                           Outstanding at August 09, 2001
    ----------------------------             ------------------------------
    Common Stock, $.01 par value                    5,695,668 Shares

                                TABLE OF CONTENTS



   Page No.

     PART I.  FINANCIAL INFORMATION
Item 1.    Financial Statements
           Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000      3

           Consolidated Statements of Income and Comprehensive Income
           for the three months and six months ended June 30, 2001 and 2000           4

           Consolidated Statements of Cash Flows for the six months ended
           June 30, 2001 and 2000                                                     5

           Notes to Unaudited Consolidated Financial Statements                       6

Item 2.    Management's Discussion and Analysis of

           Financial Condition and Results of Operations                              9

     PART II. OTHER INFORMATION

Item 1.    Legal Proceedings                                                          15

Item 6.    Exhibits and Reports on Form 8-K                                           15

Signatures                                                                            16


                          PART I. FINANCIAL INFORMATION

                             TEKNOWLEDGE CORPORATION
                           CONSOLIDATED BALANCE SHEET

                                     ASSETS

                                                                 (Unaudited)
                                                                  June 30,      December 31,
                                                                    2001           2000
                                                                ------------    -----------
Current assets:

  Cash and cash equivalents                                      $ 2,233,886    $ 1,049,052
                                                                 -----------    -----------
  Receivables:
   Billed, net of allowance of $197,194 and $515,000
       as of June 30, 2001 and December 31, 2000, respectively     3,974,999      3,508,070
   Unbilled                                                          985,559      1,252,648
                                                                 -----------    -----------
       Total receivables                                           4,960,558      4,760,718

  Deferred tax asset, current                                         85,535        268,000
  Deposits and prepaid expenses                                       64,659         38,373
                                                                 -----------    -----------
   Total current assets                                            7,344,638      6,116,143

Capitalized software development costs, net of accumulated
  amortization of $1,382,886 and $386,232 as of June 30, 2001
  and December 31, 2000, respectively                              3,055,180      2,291,661

Fixed assets, at cost
  Computer and other equipment                                     3,418,671      3,437,440
  Furniture and fixtures                                             122,834        121,577
  Leasehold improvements                                             838,398        838,398
                                                                 -----------    -----------
                                                                   4,379,903      4,397,415
  Less:  Accumulated depreciation                                 (3,964,991)    (3,911,255)
                                                                 -----------    -----------
                                                                     414,912        486,160
Investment in GlobalStake                                          1,207,070      1,134,307
Deferred tax asset, noncurrent                                       500,000        500,000
Other assets, noncurrent                                              24,541         24,541
                                                                 -----------    -----------

Total assets                                                 $    12,546,341    $10,552,812
                                                                 ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                (Unaudited)
                                                                  June 30,      December 31,
                                                                    2001           2000
                                                                ------------   -------------
Current liabilities:
  Accounts payable                                               $ 2,701,864    $ 2,098,095
  Line of credit, current                                          1,630,328      1,350,000
  Payroll and related liabilities                                  1,106,485        732,706
  Other accrued liabilities                                          525,406        278,716
                                                                 -----------    -----------
   Total current liabilities                                       5,964,083      4,459,517

Stockholders' equity:
  Preferred stock, $.01 par value, authorized 2,500,000 shares,
   Series A Convertible Preferred Stock, none issued                      --             --
  Common stock, $.01 par value, authorized 25,000,000 shares,
   5,691,835 and 5,690,835 shares issued and outstanding              56,918         56,908
   at June 30, 2001 and December 31, 2000, respectively
  Additional paid-in capital                                       1,774,638      1,772,048
  Retained earnings since January 1, 1993
   (following quasi-reorganization)                                4,750,702      4,264,339
                                                                 -----------    -----------

   Total stockholders' equity                                      6,582,258      6,093,295
                                                                 -----------    -----------

Total liabilities and stockholders' equity                       $12,546,341    $10,552,812
                                                                 ===========    ===========

 The accompanying notes are an integral part of this consolidated financial statement.


                             TEKNOWLEDGE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

                                               (Unaudited)                 (Unaudited)
                                      Three Months ended June 30,    Six Months ended June 30,
                                      ---------------------------    -------------------------
                                          2001         2000             2001         2000
                                          ----         ----             ----         ----
Revenues                             $  4,634,414  $  4,019,593   $   9,881,821  $  6,774,397
                                      -----------   -----------    ------------   -----------
Costs and expenses:
 Cost of revenues                       3,453,734     2,975,224       7,272,972     4,968,473
 General and administrative               865,140       651,122       1,545,910     1,231,793
 Sales and marketing                       99,667       167,647         259,409       243,056
 Research and development                  11,888       130,162          80,761       177,969
                                      -----------   -----------    ------------   -----------
  Total costs and expenses              4,430,429     3,924,155       9,159,052     6,621,291
                                      -----------   -----------    ------------   -----------
  Operating income                        203,985        95,438         722,769       153,106
Other income (expense), net              (15,428)         9,204        (56,519)        27,161
                                      -----------   -----------    ------------  ------------
Income before tax                         188,557       104,642         666,250       180,267
Provision for income tax                   60,464        41,857         179,887        72,107
                                      -----------   -----------    ------------  ------------

Net income and
 comprehensive income                $    128,093  $     62,785   $     486,363 $     108,160
                                      ===========   ===========    ============  ============

Net income and comprehensive
 income per share:

          - Basic                    $       0.02  $       0.01   $        0.09 $        0.02
                                      ===========   ===========    ============  ============
          - Diluted                  $       0.02  $       0.01   $        0.08 $        0.02
                                      ===========   ===========    ============  ============

Shares used in computing
 Net income and comprehensive
 income per share:

          - Basic                       5,690,879     5,444,399       5,690,857     5,376,351
                                      ===========   ===========    ============  ============
          - Diluted                     5,906,051     5,980,290       5,834,637     6,020,161
                                      ===========   ===========    ============  ============



 The accompanying notes are an integral part of these consolidated financial statements.


                             TEKNOWLEDGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        (Unaudited)
                                                                 Six Months ended June 30,
                                                                 -------------------------
                                                                     2001         2000
                                                                     -----        ----
Cash flows from operating activities:
Net income                                                     $   486,363  $    108,160
Adjustments to reconcile net income to net cash
provided by operating activities:

  Depreciation and amortization                                    550,935       227,977

  Deferred income taxes                                            182,465        65,126

  Provision for doubtful accounts                                  145,000            --

  Changes in assets and liabilities:

    Receivables                                                   (344,840)     (667,816)

    Deposits and prepaid expenses                                  (26,286)      (83,427)

    Accounts payable                                               603,769       777,549

    Payroll and related liabilities                                373,779       148,226

    Other accrued liabilities                                      246,690       (96,904)
                                                                ----------    ----------
Net cash provided by operating activities                        2,217,875       478,891
                                                                ----------    ----------

Cash flows from investing activities:

  Investment in GlobalStake                                        (72,763)     (852,698)

  Capitalization of software development costs                  (1,197,193)     (749,601)

  Purchase of fixed assets                                         (46,013)     (168,312)
                                                                ----------    ----------
Net cash used in investing activities                           (1,315,969)   (1,770,611)
                                                                ----------    ----------
Cash flows from financing activities:

  Net drawdown on line of credit                                   280,328       500,000

  Proceeds from issuance of common stock                             2,600       122,281
                                                                ----------    ----------
Net cash provided by financing activities                          282,928       622,281
                                                                ----------    ----------
Net increase (decrease) in cash and cash equivalents             1,184,834      (669,439)

Cash and cash equivalents at beginning of period                 1,049,052     1,951,393
                                                                ----------    ----------
Cash and cash equivalents at end of period                     $ 2,233,886  $  1,281,954
                                                                ==========    ==========

 The accompanying notes are an integral part of these consolidated financial statements.


                             TEKNOWLEDGE CORPORATION

              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

                                  June 30, 2001

1. Interim Statements

          The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2000. In the opinion of management, these interim statements include all adjustments, consisting of normal, recurring adjustments, which are necessary for a fair presentation of results for such periods. The results of operations for any interim period presented herein are not necessarily indicative of results that may be achieved for the entire fiscal year ended December 31, 2001.

2. Net Income Per Share

          Basic earnings per share is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted earnings per share are calculated by dividing net income by the weighted average shares of outstanding common stock and potentially dilutive securities during the period. Potentially dilutive securities consist of shares issuable upon the exercise of outstanding common stock options.

          Diluted income per share for the three- and six-month periods ended June 30, 2001 and 2000 excludes the effect of certain out-of-the-money stock options as their inclusion would be anti-dilutive. The number of options excluded for the three- and six-month periods ended June 30, 2001 and 2000 was 689,100 and 251,050, respectively.

          A summary of the earnings per share calculation for the three- and six-month periods ended June 30, 2001 and 2000 is as follows (in thousands, except per share amounts).


                                                    Three Months         Six Months
                                                   ended June 30,      ended June 30,
                                                   2001      2000      2001      2000
                                                   ----      ----      ----      ----
Basic earnings per share:
   Net income                                    $     128  $    63   $  486  $   108
                                                  --------   ------   ------   ------
   Weighted average common shares                    5,691    5,444    5,691    5,376
                                                  --------   ------   ------   ------
Basic earnings per share                         $    0.02  $  0.01   $ 0.09  $  0.02
                                                  ========   ======   ======   ======
Dilutive earnings per share:
    Net income                                   $     128  $    63   $  486  $   108
                                                  --------   ------   ------   ------
   Weighted average common shares                    5,691    5,444    5,691    5,376

   Weighted average shares equivalent: Options         215      536      144      644
                                                  --------   ------   ------   ------
Dilutive weighted average common shares              5,906    5,980    5,835    6,020
                                                  --------   ------   ------   ------
Dilutive earnings per share                      $    0.02  $  0.01   $ 0.08  $  0.02
                                                  ========   ======   ======   ======


3. Recent Accounting Pronouncements

          In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which requires companies to value derivative financial instruments, including those used for hedging foreign currency exposures, at current market value with the impact of any change in market value being charged against earnings in each period. In June 1999, the Financial Accounting Standards Board issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of SFAS No. 133" to defer the effective date of SFAS No. 133 until fiscal years beginning after June 15, 2000. To date, the Company has not entered into any derivative financial instrument contracts. Thus the Company anticipates that SFAS No. 133 will not have a material impact on its consolidated financial statements.

          In July 2001, the FASB issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Intangible Assets." SFAS 141 is effective for all business combinations completed after June 30, 2001. SFAS 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS 142. Major provisions of these Statements and their effective dates for the Company are as follows:

   o All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
   o Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability
   o Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
   o Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator
   o all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

   Management has reviewed the provisions of these Statements and has assessed that these Statements will not have a material impact on the Company's financial position or results of operations, as there are no such items on the consolidated balance sheet at June 30, 2001 and no pending acquisitions.

4.  Revenue Recognition

          The Company derives revenue from research and development contracts ("contract R&D") with the U.S. Government and from sales of software products and services for financial systems solutions to commercial customers.

          (a)      Contract Revenue

          The Company principally uses the percentage-of-completion method of accounting for contract revenues for both government and commercial projects. The percentage-of-completion method is based on total costs incurred to date compared with estimated total costs upon completion of contracts. The Company charges all losses on contracts to operations in the period when the loss is known. A certain portion of the fee charged to the government is retained and may be billed after the final indirect rates are approved by the government; however, they are subject to future review and approval by the Defense Contract Audit Agency. Revenue on the retained fee, therefore, is not recognized until billed to the government. The Company last received final overhead rate approval for costs incurred through December 31, 1997.

          (b) Software license and services

          Revenue is recognized in accordance with SOP 97-2 "Software Revenue Recognition" using the residual method. Revenue earned under software license agreements is generally recognized as revenue upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, and collection is probable. Revenue earned under software license agreements for the quarter ended June 30, 2001 and 2000 was $8,900 and $295,000, respectively. Revenue from post-contract customer support is recognized ratably over the period the customer support services are provided, and software consulting services revenue is recognized as services are performed.

          (c) Patent Licensing Revenue

          Patent revenue is recognized when there is a signed agreement and evidence that the license has been earned. In the first quarter of 2001, the Company recognized $750,000 from licensing of certain of its technology to SAP (see note 5). Teknowledge has made patents and technology licensing an on-going part of its business activities. The Company expects to generate recurring revenue from this activity; however, there can be no assurance that revenue from patents or intellectual property will be generated on a quarter-to-quarter basis.

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

     Teknowledge Corporation sells software product and service solutions, and is increasingly focused on the financial services industry. It also provides contract research and development services, primarily to the Defense Advanced Research Projects Agency. Teknowledge designs intelligent transactions that deliver flexible, secure, and knowledge-based interactions with customers. These transactions enable organizations to codify their knowledge, use it to interpret data, and provide value-added services to end-users.

     Teknowledge continues to execute its strategy to grow the financial software and services business. The Company continues to invest in TekPortal(TM) software product development, testing, and sales. For the three months ended June 30, 2001, Teknowledge's revenues derived from the sale of financial products and services has increased approximately 4% from the comparable quarter to $1,711,403. As a result of commitments and anticipated growth in
Internet-based Financial Systems, the Company expects improved commercial revenues, particularly from TekPortal licenses, in 2001.

     The Company has five business operating units within one reporting segment. The operating units are interdependent in terms of infrastructure, talent, technology, and management incentives, and therefore are treated as a single reporting segment. The fastest growing part of Teknowledge is the Financial Systems operating unit. This unit is focused on Teknowledge's TekPortal solution, which provides customer information aggregation for the financial services industry. This focus is strengthened by Teknowledge's knowledge processing capabilities, network security, web-based training, and distributed systems solutions. Teknowledge is a Value Added Reseller for components such as CheckPoint's Firewall-1(TM) security product and Financial Fusion solutions. In addition, Teknowledge is qualified as a Microsoft Certified Partner.

     Teknowledge has four other operating units in complementary technical application areas. Security Systems (Information Assurance) provides network security solutions that protect the information stored in computer networks and ensure that information is accessible by the right people at the right time. Training Systems encapsulates traditional courseware into reusable electronic media, develops intelligent tutoring systems, and develops software to distribute the resulting courseware solutions on the Internet. Distributed Systems is focused on improving the quality, control, and timeliness of services on the Internet. Knowledge Systems is developing solutions for processing knowledge and making inferences about customer-supplied data. Virtually all of Teknowledge's government and commercial projects involve processing application knowledge and distributing customer solutions over the Internet.

     Many of Teknowledge's customers need to provide knowledge-based transactions, supported by security, training, and distributed application performance solutions. Teknowledge supports its cutting-edge research and development capabilities by winning national competitions sponsored by the Defense Advanced Research Projects Agency, the National Institute of Standards and Technology (NIST), and Small Business Innovation Research (SBIR) Programs sponsored by other agencies. This provides Teknowledge with a very rich source of technology for its own focused product development, patents, and licensing.

     Teknowledge's Financial Systems operating unit delivers TekPortal product and service solutions. TekPortal software gives financial services companies, such as Internet banks, the ability to provide customers with a single web site to manage their financial portfolio of bank, brokerage, credit card, and other accounts. TekPortal permits both information aggregation and transactions between accounts. The customer provides all of the account and transaction permissions. TekPortal is typically installed at the financial institution, and the financial institution provides its security and privacy policies. Teknowledge has several new Internet bank customers, and several value-added resellers for TekPortal, including NCR, Vexis, and Financial Fusion Inc.

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

     Teknowledge creates and intends to license its substantial intellectual property. The Company envisioned this possibility as far back as 1984, and obtained its first software patent in 1986. In 2000, Teknowledge decided to make technology and patent licensing an on-going business activity, with the objective of bringing in multiple revenue streams. Teknowledge anticipates continuous licensing activity in this area, and has embarked on a program of contacting other companies for licenses. Teknowledge currently has nine U.S. software patents. Teknowledge has an unusually large and active patents and technology licensing program for a small company. It expects to generate on-going revenue from this activity. However there can be no assurance that revenue from patent or technology licensing will be generated on a quarter-to-quarter basis.

     Teknowledge has been in business for over twenty years. It has reported twenty-eight consecutive profitable quarters. Teknowledge provides a challenging and collaborative technical environment with many employee rewards. These rewards include advanced education and training, incentive stock options, performance bonuses, competitive salary, and an attractive benefits program. Teknowledge is headquartered in Palo Alto, California with offices in Fairfax, Orlando, Cleveland, Los Angeles and San Diego. The Company's stock is traded on the NASDAQ SmallCap Market under the symbol TEKC. Teknowledge was incorporated on July 8, 1981 under the laws of the State of Delaware.

Results of Operations

Revenues

     Revenue for the second quarter of 2001 was $4,634,414, a 15% increase over the comparable quarter in 2000 of $4,019,593. Revenues from contract R&D accounted for 63% of total revenues as compared to 59% in the comparable quarter of 2000. Revenues from the sale of Financial Systems products and services grew to $1,711,403 in 2001 or 37% of total revenues. Financial Systems revenues were 4% higher than the first quarter of 2001 and 3% higher than the comparable quarter in 2000. Revenue from contract R&D rose 23% over the comparable quarter in 2000 to $2,923,012. Generally, service revenues improved in all operational areas. Revenues from the sale of TekPortal licenses were below expectations because the expected new contracts were not authorized to begin work until the third quarter. As a consequence, license revenue in the third quarter of 2001 should be appreciably higher.

     Financial Systems revenues include license sales for the TekPortal software, consulting services, and post contract customer support services. The increase in revenue between comparable periods is due to increased market acceptance of the TekPortal software and other Financial Systems services. Revenues from resellers accounted for 47% of Financial Systems revenues for the three months ended June 30, 2001. The Company believes that the demand for account aggregation technology will grow in 2001. The demand for its contract R&D services will depend on competitive contract awards and sponsor priorities. Of total revenue, 19% was from a single contract R&D customer.

Costs and Expenses

     Cost of revenues was $3,453,734 for the three months ended June 30, 2001 compared to $2,975,224 in the comparable period in 2000. The bulk of the increase between the periods was attributed to the growth in the demand for commercial products and services and the corresponding increase in the workforce to meet this demand. In addition, while Financial Systems is in its infancy, the Company incurred additional costs to fulfill project requirements. The Company uses billable consultants and contractors to supplement its full-time employee workforce. During the second quarter of 2001, the Company spent $1,433,188 on these services compared to $1,475,248 in the comparable quarter of 2000. Subcontractor growth rates are dependent on future contracts and may not grow at the same rate in future periods. Cost of revenues as a percentage of total revenues for the three months ended June 30, 2001 was 75%, compared to 74% for the comparable period in 2000.

     General and administrative costs for the three months ended June 30, 2001 were $865,140, compared to $651,122 in the second quarter in 2000. The Company increased its reserve for bad debts by $145,000 over the comparable quarter in 2000. Administrative costs for the three months ended June 30, 2001 were 19% of total revenues, versus 16% for the second quarter of last year.

     Sales and marketing costs were $99,667 in 2001 as compared to $167,647 in 2000. The Company's sales and marketing efforts include applications engineering and technical support, direct sales efforts, as well as trade shows, demonstrations, and other traditional marketing activities. The decrease in overall costs is attributed to an increase in the availability of billable work assignments for senior personnel normally assigned to sales and marketing activities. The Company also decreased its bonus reserves during the quarter by $41,000. In 2000, the Company relied primarily on direct sales and Value Added Resellers to lay the foundation for expanding the Financial Systems business. In 2001, Teknowledge plans to increase its sales and marketing efforts substantially in both the domestic market and international community.

     Company sponsored research and development ("R&D") costs for the three months ended June 30, 2001 decreased to $11,888 from $130,162 in the comparable period in 2000. Some employees who normally work on in-house R&D were diverted to other billable projects. These figures do not include the majority of the R&D conducted by Teknowledge under contract to government customers, nor do they include software development costs that were capitalized during the period. The Company expended $648,193 in the second quarter in the development of software for its TekPortal product (version 2.0) that was capitalized. The Company expects to capitalize additional costs in the development of the TekPortal product consistent with the second quarter of 2001. Internal R&D costs, excluding TekPortal development, were less than 1% of revenues for the three months ended June 30, 2001 and 3% of revenues in the comparable quarter in 2000. The majority of the Company's R&D expenditures are funded externally through government projects (and recorded as cost of revenues), which are expected to provide new technology and intellectual property. Teknowledge retains intellectual property rights on its contract R&D work.

     Interest income was $11,339 and $20,093 for the three months ended June 30, 2001 and 2000, respectively. Interest income for 2001 reflects lower average cash balances during the period. The Company accumulated $26,893 of interest expense related to a bank loan during the quarter. Interest expenses declined by $22,659 as compared to the first quarter of 2001. Interest expense increased $16,004 over the comparable quarter in 2000.

     Income before taxes for the three months ended June 30, 2001 and 2000 was $188,557 and $104,642, respectively, which represented an $83,915 increase over the comparable period in 2000. Income before tax improved largely as a result of improved service margins. Income before taxes represented 4% and 3% of revenues, for the three months ended June 30, 2001 and 2000, respectively.

     The Company utilized essentially all tax losses generated subsequent to the date of the quasi-reorganization, which were reflected as a reduction to the effective tax rate and provision for income taxes, up to December 31, 1998. Commencing in 1999, realization of tax benefits existing at the date of the quasi-reorganization is recorded as an adjustment to additional paid-in-capital. Accordingly, the Company increased its effective tax rate and provision for income taxes for the first quarter of 1999 and thereafter. However, even with the increase in its effective tax rate for book purposes, the Company will continue to realize full cash savings from its extensive tax loss benefits existing at the date of the quasi-reorganization. In short, the Company has been reporting increased tax expenses, but will not actually be required to pay the full amount of such taxes, and there will be only a minimal effect on the Company's cash reserves resulting from the reported increase in the effective tax rate. After adjusting for tax credits associated with the capitalization of its product development costs, the Company anticipates an effective tax rate of 27% for 2001.

     Net income for the three months ended June 30, 2001 and 2000 was $128,092, or $.02 per diluted share, versus $62,785, or $.01 per diluted share, for the same period in 2000. Net income represented 3% of revenues, for the three months ended June 30, 2001 and 2% for the comparable period in 2000. The Company experienced improvement in the returns on commercial projects in the most recent quarter. Government contracts continue to produce steady income, but at a rate that is typically well below what one would expect from a successful commercial enterprise. This is because contracts negotiated with the government are restricted from exceeding the fee limits established in the Federal Acquisition Regulations. The Company expects to achieve higher net margins on its commercial contracts as volume increases and operating efficiencies improve.

Bookings and Backlog

     At June 30, 2001, the expected order backlog was approximately $14.9 million, which consisted of (i) new orders for which work has not yet begun and
(ii) revenue remaining to be recognized on work in progress. 0f the June 30, 2001 backlog, 96% is from government customers. Approximately 33% of the backlog consists of government-sponsored programs that are awarded, but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The portion of the overall backlog expected to be fulfilled for the remainder of the current fiscal year is approximately 30%.

Liquidity and Capital Resources

     As of June 30, 2001, the Company had $2,233,886 in cash and cash equivalents, an increase of $951,932 over the previous year. The Company generated net cash of $2,216,875 from its operating activities and invested $1,197,193 in the development of TekPortal software. $46,013 was spent to purchase computer equipment and other improvements. The Company invested $71,763 in GlobalStake.com during the year and has fulfilled its $1.2M investment obligation since GlobalStake.com was spun out in November of 1999.

     To support the anticipated future growth, the Company may seek additional equity and debt financing. However, management believes that it has sufficient funds to support operations at least through the end of the year based on its current cash position, available credit and equity sources, and cash flow from operations. In June 2001, the Company refinanced its debt and moved its credit line to a new financial institution. The assets of the Company collateralize borrowings under the arrangement. The outstanding balance bears a variable per annum rate of interest equal to the sum of 2.4% and the One-Month LIBOR rate. Under the terms of the arrangement, the Company may borrow up to 80% of the eligible receivable base, to a maximum of $3,000,000. For government receivables, the Company may borrow 50% of eligible receivables or $750,000, whichever is lower. At June 30, 2001 under these provisions, the Company's borrowing base was approximately $2,200,000. As of June 30, 2001, the Company had borrowed $1,630,328 against the calculated borrowing base. The Company typically uses the money to supplement its existing reserves and to fund the growth of its commercial operations.

Risks and Uncertainties

     Management believes that the market for TekPortal software is a significant new opportunity for Teknowledge and that its Financial Systems business will expand over time. The market for account aggregation software, however, is rapidly evolving, and populated by competitors who are continuously developing competing software products and services. As is typical for a new and rapidly evolving industry, demand and market acceptance for account aggregation products and services are subject to a high level of uncertainty. In spite of forecasted robust growth, many companies have merged or dropped out of the race. Further, aspects of the business (including security, privacy, reliability, cost, ease of use, and quality of services) are undergoing rapid evolution and review that may affect the use of information aggregation software in particular. In general, the Company is exposed to a higher risk of default and slower collections from new Financial Systems clients, compared to relatively reliable government customers. Teknowledge is addressing this difference by broadening its aggregation customer base and targeting larger financial institutions.

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

     During 2000, GlobalStake.com modified its strategy to focus on a business-to-business model for conducting commercial real estate mortgages. The Company has reviewed the revised business plan and cash flow projections of GlobalStake.com, and has determined that its investment has not been impaired. However, as GlobalStake.com is a business with limited cash and all the associated risks of a start-up business, its success is dependent on market demand for mortgage loans, fluctuations in interest rates, the ability to hire qualified brokers, the ability to secure mortgage-financing sources and to negotiate a competitive arrangement. The Company periodically reviews its investment in GlobalStake.com for impairment.

     The majority of Teknowledge's service revenue is derived from government-sponsored contract research and development projects, and the Company has historically been profitable in that business. However, dependence on R&D contracts can be risky because the contracts are subject to administrative, legislative, and political interruptions, which may jeopardize the flow of funds. There can be no assurance that the government will continue to seek services at the current level in the future. Another uncertainty is that the Company's revenues, costs, and earnings on government contracts are determined based on estimated overhead rates derived from forecasted annual costs. The Company's actual experience in headcount growth, billable efficiency, and costs may vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made on a cumulative basis whereby the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal government. As a result of these audits, the Company may be exposed to cost adjustments, which are applied on a retroactive basis to the government contracts completed in those years. These adjustments can have a negative or positive effect on the business. In order to diminish the possible exposure in prior years, the Company has established a $100,000 reserve for such contingencies.

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

     Another uncertainty in providing services is the Company's ability to attract and retain sufficient technical staff to meet the demands of new orders. The Company recognizes that the loss of one or more key management and technical personnel could adversely affect aspects of the Company's business. The Company relies on its executives and business unit managers for the acquisition and negotiation of new business, the management of services contracts and product development, and the management of on-going operations. A large proportion of the technical support base for operations is provided by outside consultants, and it is anticipated that this trend will continue in the future. The Company spent nearly $5,000,000 on mostly billable subcontractors in 2000. The use of outside consultants allows the Company to expand or constrict its operations quickly both inside and outside the United States. The Company believes that its future success depends on attracting and retaining highly skilled technical personnel and other employees.

     In summary, the Company's operating results and stock price are affected by a wide variety of factors, including successful commercialization of the Company's products and services, intellectual property licenses, government intervention, competition, ability to staff, retain, and recruit key employees, financing and collections, and general economic and market conditions.

Forward-Looking Statements

     Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") includes "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. All statements, other than statements of historical facts, included in this MD&A regarding the Company's financial position, business strategy and plans and objectives of management of the Company for future operations are forward-looking statements. These forward-looking statements rely on a number of assumptions concerning future events and are subject to a number of uncertainties and other factors, many of which are outside of the Company's control, that could cause actual results to materially differ from such statements. While the Company believes that the assumptions concerning future events are reasonable, it cautions that there are inherent difficulties in predicting important factors, especially the timing and magnitude of technological advances; the prospects for future acquisitions; the possibility that a current customer could be acquired or otherwise be affected by a future event that would diminish their information technology requirements; the competition in the information technology industry and the impact of such competition on pricing, revenues and margins; the degree to which business entities continue to outsource information technology and business processes; uncertainties surrounding budget reductions or changes in funding priorities of existing government programs and the cost of attracting and retaining highly skilled personnel.

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

Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     None

(b)  Reports on Form 8-K

     (1) Current Report on Form 8-K, dated July 26, 2001, related to the change in the Company's independent public accountants.

     (2) Current Report on Form 8-K, dated August 6, 2001, Exhibit 16, letter from Registrant's prior independent accountants

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


                                             TEKNOWLEDGE CORPORATION
                                             -----------------------
                                                  (Registrant)


/s/ Neil A. Jacobstein         Chairman and Chief              August 14, 2001
----------------------         Executive Officer
Neil A. Jacobstein



/s/ Dennis A. Bugbee           Chief Financial Officer,        August 14, 2001
----------------------         Vice President of Finance
Dennis A. Bugbee               (Principal Financial and
                                Accounting Officer)