Form 10QSB
period 2001-09-30
TEKNOWLEDGE CORP
filed 2001-11-14
CIK 716214

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]        QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
                EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001

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

               Class                           Outstanding at October 30, 2001
    Common Stock, $.01 par value                       5,695,668 Shares

                                TABLE OF CONTENTS



                                                                        Page No.
                                                                        --------

      PART I.   FINANCIAL INFORMATION

Item 1.    Financial Statements

           Consolidated Balance Sheets as of September 30, 2001 and
           December 31, 2000                                                   3

           Consolidated Statements of Income and Comprehensive
           Income for the three months and nine months ended
           September 30, 2001 and 2000                                         4

           Consolidated Statements of Cash Flows for the nine months
           ended September 30, 2001 and 2000                                   5

           Notes to Unaudited Consolidated Financial Statements                6

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                       9

      PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings                                                  16

Item 4.    Submission of Matters to a Vote of Security Holders                16

Item 6.    Exhibits and Reports on Form 8-K                                   17

Signatures                                                                    18

                          PART I. FINANCIAL INFORMATION

                             TEKNOWLEDGE CORPORATION
                           CONSOLIDATED BALANCE SHEETS

                                     ASSETS

                                                                            (Unaudited)
                                                                            September 30,     December 31,
                                                                                2001              2000
                                                                            ------------      ------------
Current assets:

  Cash and cash equivalents                                                 $  1,325,718      $  1,049,052
                                                                            ------------      ------------
  Receivables:
   Billed, net of allowance of $422,734 and $515,000
       as of September 30, 2001 and December 31, 2000, respectively            3,518,483         3,508,070
   Unbilled                                                                      835,041         1,252,648
                                                                            ------------      ------------
       Total receivables                                                       4,353,524         4,760,718

  Deferred tax asset, current                                                     29,919           268,000
  Deposits and prepaid expenses                                                   93,480            38,373
                                                                            ------------      ------------
   Total current assets                                                        5,802,641         6,116,143

Capitalized software development costs, net of accumulated
  amortization of $1,043,447 and $386,232 as of September 30, 2001
  and December 31, 2000, respectively                                          3,658,976         2,291,661

Fixed assets, at cost
  Computer and other equipment                                                 3,453,777         3,437,440
  Furniture and fixtures                                                         122,834           121,577
  Leasehold improvements                                                         838,398           838,398
                                                                            ------------      ------------
                                                                               4,415,009         4,397,415
  Less:  Accumulated depreciation                                             (4,019,277)       (3,911,255)
                                                                            ------------      ------------
                                                                                 395,732           486,160
Investment in GlobalStake                                                      1,206,175         1,134,307
Deferred tax asset, noncurrent                                                   500,000           500,000
Other assets, noncurrent                                                          24,541            24,541
                                                                            ------------      ------------

Total assets                                                                $ 11,588,065      $ 10,552,812
                                                                            ============      ============

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                                            (Unaudited)
                                                                            September 30,     December 31,
                                                                                2001              2000
                                                                            ------------      ------------
Current liabilities:
  Accounts payable                                                          $  2,035,118      $  2,098,095
  Line of credit, current                                                      1,715,906         1,350,000
  Payroll and related liabilities                                                742,057           732,706
  Other accrued liabilities                                                      354,739           278,716
                                                                            ------------      ------------
   Total current liabilities                                                   4,847,820         4,459,517

Stockholders' equity:
  Preferred stock, $.01 par value, authorized 2,500,000 shares,
   Series A Convertible Preferred Stock, none issued                                  --                --
  Common stock, $.01 par value, authorized 25,000,000 shares,
   5,695,668 and 5,690,835 shares issued and outstanding                          56,957            56,908
   at September 30, 2001 and December 31, 2000, respectively
  Additional paid-in capital                                                   1,782,215         1,772,048
  Retained earnings since January 1, 1993
   (following quasi-reorganization)                                            4,901,073         4,264,339
                                                                            ------------      ------------

   Total stockholders' equity                                                  6,740,245         6,093,295
                                                                            ------------      ------------

Total liabilities and stockholders' equity                                  $ 11,588,065      $ 10,552,812
                                                                            ============      ============

               The accompanying notes are an integral part of this
                       consolidated financial statement.

                             TEKNOWLEDGE CORPORATION
                        CONSOLIDATED STATEMENTS OF INCOME
                            AND COMPREHENSIVE INCOME

                                                                        (Unaudited)                            (Unaudited)
                                                              Three Months ended September 30,       Nine Months ended September 30,
                                                              --------------------------------       -------------------------------
                                                                   2001               2000               2001               2000
                                                                   ----               ----               ----               ----
Revenues                                                       $  4,044,091       $  4,195,696       $ 13,925,913       $ 10,970,093
                                                               ------------       ------------       ------------       ------------
Costs and expenses:
  Cost of revenues                                                2,656,898          2,963,611          9,929,870          8,037,140
  General and administrative                                        925,519            666,124          2,471,429          1,897,917
  Sales and marketing                                               209,172            215,871            468,581            353,871
  Research and development                                           44,080            140,981            124,841            318,950
                                                               ------------       ------------       ------------       ------------
   Total costs and expenses                                       3,835,669          3,986,587         12,994,721         10,607,878
                                                               ------------       ------------       ------------       ------------
   Operating income                                                 208,422            209,109            931,192            362,215
Other income (expense), net                                          (2,435)              (778)           (58,954)            26,383
                                                               ------------       ------------       ------------       ------------
Income before tax                                                   205,987            208,331            872,238            388,598
Provision for income tax                                             55,616             83,333            235,504            155,440
                                                               ------------       ------------       ------------       ------------

Net income and
  comprehensive income                                         $    150,371       $    124,998       $    636,734       $    233,158
                                                               ============       ============       ============       ============

Net income and comprehensive income per share:
              - Basic                                          $       0.03       $       0.02       $       0.11       $       0.04
                                                               ============       ============       ============       ============
              - Diluted                                        $       0.02       $       0.02       $       0.11       $       0.04
                                                               ============       ============       ============       ============

Shares used in computing
  Net income and comprehensive
  income per share:
              - Basic                                             5,695,364          5,496,256          5,692,375          5,376,351
                                                               ============       ============       ============       ============
              - Diluted                                           6,093,948          5,885,927          5,924,263          6,020,161
                                                               ============       ============       ============       ============

  Certain reclassifications have been made to conform to the 2001 presentation

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             TEKNOWLEDGE CORPORATION
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                       (Unaudited)
                                                             Nine Months ended September 30,
                                                             -------------------------------
                                                                 2001                2000
                                                                 ----                ----
Cash flows from operating activities:
Net income                                                  $   636,734         $   233,158
Adjustments to reconcile net income to net cash
provided by operating activities:
  Depreciation and amortization                                 828,761             353,409
  Deferred income taxes                                         238,081             141,840
  Provision for uncollectable accounts                          379,334             145,000
  Changes in assets and liabilities:
    Receivables                                                  27,860          (1,659,150)
    Deposits and prepaid expenses                               (55,107)            (65,913)
    Accounts payable                                            (62,977)            950,053
    Payroll and related liabilities                               9,351                 403
    Other accrued liabilities                                    76,023             (37,301)
                                                            -----------         -----------
Net cash provided by operating activities                     2,078,060              61,499
                                                            -----------         -----------

Cash flows from investing activities:
  Investment in GlobalStake                                     (71,868)           (882,069)
  Capitalization of software development costs               (2,024,530)         (1,386,797)
  Purchase of fixed assets                                      (81,118)           (273,890)
                                                            -----------         -----------
Net cash used in investing activities                        (2,177,516)         (2,542,756)
                                                            -----------         -----------

Cash flows from financing activities:
  Net drawdown on line of credit                                365,906           1,100,000
  Proceeds from issuance of common stock                         10,216             127,923
                                                            -----------         -----------
Net cash provided by financing activities                       376,122           1,227,923
                                                            -----------         -----------
Net increase (decrease) in cash and cash equivalents            276,666          (1,253,334)
Cash and cash equivalents at beginning of period              1,049,052           1,951,393
                                                            -----------         -----------
Cash and cash equivalents at end of period                  $ 1,325,718         $   698,059
                                                            ===========         ===========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                             TEKNOWLEDGE CORPORATION
              NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
                               September 30, 2001

1.   Interim Statements

          The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim statements should be read in conjunction with the financial statements and the notes thereto included in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2000. In the opinion of management, these interim statements include all adjustments, consisting of normal, recurring adjustments, which are necessary for a fair presentation of results for such periods. The results of operations for any interim period presented herein are not necessarily indicative of results that may be achieved for the entire fiscal year ending December 31, 2001.


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

          Diluted income per share for the three- and nine-month periods ended September 30, 2001 and 2000 excludes the effect of certain out-of-the-money stock options as their inclusion would be anti-dilutive. The number of options excluded for the three-month periods ended September 30, 2001 and 2000 was 267,725 and 336,714 respectively. The number of options excluded for the nine-month periods ended September 30, 2001 and 2000 was 711,276 and 352,973 respectively.

          A summary of the earnings per share calculation for the three- and nine-month periods ended September 30, 2001 and 2000 is as follows (in thousands, except per share amounts).

                                                          Three Months               Nine Months
                                                       ended September 30,       ended September 30,
                                                        2001         2000         2001         2000
                                                       ------       ------       ------       ------
Basic earnings per share:
   Net income                                          $  150       $  125       $  637       $  233
                                                       ------       ------       ------       ------
   Weighted average common shares                       5,695        5,496        5,692        5,376
                                                       ------       ------       ------       ------
Basic earnings per share                               $ 0.03       $ 0.02       $ 0.11       $ 0.04
                                                       ======       ======       ======       ======

Dilutive earnings per share:
    Net income                                         $  150       $  125       $  637       $  233
                                                       ------       ------       ------       ------
   Weighted average common shares                       5,695        5,496        5,692        5,376
   Weighted average shares equivalent: Options            399          390          232          644
                                                       ------       ------       ------       ------
Dilutive weighted average common shares                 6,094        5,886        5,924        6,020
                                                       ------       ------       ------       ------
Dilutive earnings per share                            $ 0.02       $ 0.02       $ 0.11       $ 0.04
                                                       ======       ======       ======       ======

3.   Recent Accounting Pronouncements

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

     o Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.

     o Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.

     o Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.

     o All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

     Management has reviewed the provisions of these Statements and has assessed that these Statements will not have a material impact on the Company's financial position or results of operations, as there are no such items on the consolidated balance sheet at September 30, 2001 and no pending acquisitions.


4.   Revenue Recognition

          The Company derives revenue from research and development contracts ("contract R&D") with the U.S. Government and from sales of software products and services for financial systems solutions to commercial customers.

          (a)  Contract Revenue

          The Company principally uses the percentage-of-completion method of accounting for contract revenues for both government and commercial projects. The percentage-of-completion method is based on total costs incurred to date compared with estimated total costs upon completion of contracts. The Company charges all losses on contracts to operations in the period the loss is known. A certain portion of the fee charged to the government is retained and may be billed after the final indirect rates are approved by the government; however, they are subject to future review and approval by the Defense Contract Audit Agency. Revenue on the retained fee, therefore, is not recognized until billed to the government. The Company last received final overhead rate approval for costs incurred through December 31, 1997.

          (b)  Software license and services

          Revenue is recognized in accordance with SOP 97-2 "Software Revenue Recognition" using the residual method. Revenue earned under software license agreements is generally recognized as revenue upon contract execution, provided all shipment obligations have been met, fees are fixed or determinable, and collection is probable. Revenue earned under software license agreements for the nine-months ended September 30, 2001 and 2000 was $916,581 and $371,545, respectively. Revenue from post-contract customer support is recognized ratably over the period the customer support services are provided, and software consulting services revenue is recognized as services are performed.

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

          It is Teknowledge's intention to increase its technology and intellectual property licensing investments and operations, although winning legal settlements is only one scenario for making this business activity pay off. It is the Company's hope that it can convince other companies to pay a reasonable patent or technology license fee, and avoid the expenses and distraction of litigation.

          The Company was a party to a collection action against fashionmall.com (NASDAQ: FASH) arising from fashionmall's failure to pay fees due pursuant to a software services agreement between the parties. The Company instituted an arbitration proceeding on March 28, 2000 for breach of contract. In response, fashionmall.com cross-claimed for breach of contract, fraudulent misrepresentation, negligent misrepresentation, negligent performance of services and breach of good faith and fair dealing. The Company considered these claims to be without merit. The Company does not expect to incur any loss as a result of this matter.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

          The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

     Teknowledge Corporation sells software product and service solutions. It is increasingly focused on account aggregation for the financial services industry, and anti-terror and defense applications for contract research and development services. The underlying security, training, and distributed knowledge systems technologies developed in contract R&D are often directly applicable to financial services. Teknowledge designs intelligent transactions that deliver flexible, secure, and knowledge- knowledge-based interactions with customers. These transactions enable organizations to codify their knowledge, use it to interpret data, and provide value-added services to end-users.

     Teknowledge is executing its strategy to grow the financial software and services business. The Company continues to invest heavily in TekPortal(TM) software product development, testing, and sales. For the nine-months ended September 30, 2001, Teknowledge's revenues derived from the sale of financial products and services have increased approximately 10% from the comparable period in 2000 to $4,745,898. As a result of commitments and anticipated growth in Internet-based Financial Systems, the Company expects improved commercial revenues, particularly from TekPortal licenses, in Q4 2001.

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

     Teknowledge has four other operating units in complementary technical application areas. Security Systems (Information Assurance) provides network security solutions that protect the information stored in computer networks and ensure that information is accessible by the right people at the right time. Training Systems encapsulates traditional courseware into reusable electronic media, develops intelligent tutoring systems, and develops software to distribute the resulting courseware solutions on the Internet. Distributed Systems is focused on improving the quality, control, and timeliness of services on the Internet. Knowledge Systems is developing solutions for processing knowledge and making inferences about customer-supplied data. Virtually all of Teknowledge's government and commercial projects involve processing application knowledge and distributing customer solutions over the Internet. Both commercial and government customers need these capabilities. The Company expects that the U.S response to the terrorist attacks on September 11th will eventually result in increased demand for these capabilities at the state and federal levels, although short-term funding contingencies may cause some delay in demand. The response may take longer than expected, and the eventual upswing in demand may exceed expectations. Teknowledge already has several teams focused on relevant defense and security applications, based on prior program funding.

     Many of Teknowledge's customers need to provide knowledge-based transactions, supported by security, training, and distributed application performance solutions. Teknowledge supports its cutting-edge research and development capabilities by winning national competitions sponsored by the Defense Advanced Research Projects Agency, the National Institute of Standards and Technology (NIST), and Small Business Innovation Research (SBIR) Programs sponsored by other agencies. This provides the government with next-generation capabilities, and Teknowledge with a very rich source of technology for its own focused product development, patents, and licensing.

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

     The exponential increase in information flowing through the World Wide Web has placed a premium on the ability to apply knowledge to enhance the value of information. This trend leverages Teknowledge's expertise in knowledge processing and artificial intelligence. Knowledge has become the key enabler to providing informed advice on web sites as well as providing individualized training. Teknowledge's Training Systems and Knowledge Systems units are collaborating on building and testing a knowledge-processing component that can be used by web servers and sales advice software such as Sales Associate(TM) and other applications. This new component is being developed for speed and flexibility. Unlike stand-alone expert systems, Internet-based knowledge systems enable collaborative relationships between people and computers in capturing, refining, distributing, and applying knowledge to solve business application problems. Knowledge that was once held only by people can now be processed consistently by a computer and distributed via a web server to millions of customers 7 days a week, 24 hours a day. This type of "activated" knowledge can also be used by Teknowledge's customers to serve advice, assess situations rapidly in a crisis, defend web sites from attack, or ensure the distribution of messages to the right people at the right time. These capabilities become increasingly valuable in times of crisis.

     Teknowledge creates and intends to license its substantial intellectual property. The Company envisioned this possibility as far back as 1984, and obtained its first software patent in 1986. In 2000, Teknowledge decided to make technology and patent licensing an on-going business activity, with the objective of bringing in multiple revenue streams. Teknowledge anticipates continuous licensing activity in this area, and has embarked on a program of contacting other companies for licenses. Teknowledge currently has nine U.S. software patents. Teknowledge has an unusually large and active patents and technology licensing program for a small company. We expect to generate on-going revenue from this activity. However there can be no assurance that revenue from patent or technology licensing will be generated on a quarter-to-quarter basis.

     Teknowledge has been in business for over twenty years. It has now reported twenty-nine consecutive profitable quarters. Teknowledge provides a challenging and collaborative technical environment with many employee rewards. These rewards include significant and interesting work, advanced education and training, incentive stock options, performance bonuses, competitive salary, and an attractive benefits program. Teknowledge is headquartered in Palo Alto, California with offices in Fairfax, Orlando, Cleveland, Los Angeles and San Diego. The Company's stock is traded on the NASDAQ SmallCap Market under the symbol TEKC. Teknowledge was incorporated on July 8, 1981 under the laws of the State of Delaware.


Results of Operations

Three-months ended September 30, 2001 and 2000

Revenues

     Revenue for the three-months ended September 30, 2001 was $4,044,091, a 4% decrease over the comparable period in 2000 of $4,195,696. Revenues from contract R&D was $2,656,716, and represented 66% of total revenue for the period. The growth in contract R&D revenue is attributable to a 16% increase in government service revenue, primarily from the Distributed Systems unit. Revenue from the sale of Financial Systems products and services decreased 27% from the comparable period in 2000 to $1,387,375.

This decrease is due to a transition from Internet-banking customers to TekPortal customers. Sales of TekPortal products increased 60% from the comparable period in 2000 to $594,949. During the quarter, Financial Systems cut back on its billable subcontractor's as some old contracts were winding down and other newer contracts had not started. Service revenues from financial customers are expected to improve in the fourth quarter of 2001.

     Financial Systems revenues include license sales for the TekPortal software, consulting services, and post contract customer support services. 43% of Financial Systems revenue was attributable to the licensing of the TekPortal product, an increase of 20% over the comparable period in 2000. Revenues from resellers accounted for 19% of Financial Systems revenues for the three-months ended September 30, 2001.

Costs and Expenses

     Cost of revenues for the three-months ended September 30, 2001 was $2,656,898, a 10% decrease over the comparable period in 2000 of $2,963,611. The Company uses billable consultants and contractors to supplement its full-time employee workforce. For the three-months ended September 30, 2001, Company spent $1,056,150 on these services, compared to $1,647,510 in the comparable period of 2000. The decrease in cost of revenues is due primarily to a reduction in the use of subcontractors for revenue-producing services offset by an increase in direct labor and direct labor related costs. Development efforts completed in 2000 resulted in a $164,653 increase in amortization expense over the comparable period in 2000. Cost of revenues as a percentage of total revenues for the three-months ended September 30, 2001 was 66%, compared to 71% for the comparable period in 2000.

     General and administrative costs for the three-months ended September 30, 2001 were $925,519 compared to $666,124 for the comparable period in 2000. For the three-month period of 2001, the Company experienced an increase in expenditures for outside professional services and improved its allowance for uncollectable accounts by $225,000 over the comparable period. Administrative costs for the three-months ended September 30, 2001 were 23% of total revenues, versus 16% for the comparable period last year.

     Company sponsored research and development ("R&D") costs for the three-months ended September 30, 2001 decreased to $44,080 from $140,981 in the comparable period in 2000. Some employees who normally work on in-house R&D were diverted to other billable projects.

     The Company expended and capitalized $827,336 during the three-months ended September 30, 2001 in the development of software for its TekPortal product (version 2.0). The Company expects to continue to capitalize additional costs in the development of the TekPortal product. Internal R&D costs, excluding TekPortal development, were 1% of revenues for the three-months ended September 30, 2001 and 3% of revenues in the comparable period in 2000.


Nine-months ended September 30, 2001 and 2000

Revenues

     Revenue for the nine-months ended September 30, 2001 was $13,925,913, a 27% increase over the comparable period in 2000 of $10,970,093. Revenues from contract R&D grew 27% from the comparable period in 2000 to $8,430,015, which was 61% of total revenue. Revenues from the sale of Financial Systems products and services grew to $4,745,898 in 2001 or 34% of total revenues. 19% of Financial Systems revenue was attributable to the licensing of its TekPortal product or 7% of total revenues. Revenue from enforcement of intellectual property rights was $750,000 or 5% of total revenues.

     Financial Systems revenues include license sales for the TekPortal software, consulting services, and post contract customer support services. The increase in revenue between comparable periods is due to increased market acceptance of the TekPortal software and other Financial Systems services. Revenues from resellers accounted for 36% of Financial Systems revenues for the nine-months ended September 30, 2001. The Company believes that the demand for account aggregation technology will continue to grow for the remainder of 2001. The demand for our contract R&D services will depend on competitive contract awards and sponsor priorities. It appears that the demand for anti-terrorism applications will increase substantially in the wake of the September 11th attacks. However, there may be a short fall in R&D in the near term as immediate war operations take priority, and the new anti-terror R&D programs ramp up. Of total revenue, 30% was from a single contract R&D customer - Department of the Navy

Costs and Expenses

     Cost of revenues was $9,929,870 for the nine-months ended September 30, 2001 compared to $8,037,140 in the comparable period in 2000. The increase in costs between periods was attributable to an increase in labor and labor related costs for revenue-producing services in the contract R&D and Financial Systems operating lines. The Company invested over $2,200,000 in the development of computer software in 2000. As a result, amortization charges in 2001 increased $502,000 over the comparable period in 2000. The Company expects amortization expenses to continue to grow in the future as development efforts are completed and version 2.0 of TekPortal software is released for sale. The Company uses billable consultants and contractors to supplement its full-time employee workforce. For the nine-months ended September 30, 2001, the Company spent $4,012,560 on these services compared to $3,812,488 in the comparable period of 2000. Subcontractor growth rates are dependent on future contracts and may not grow at the same rate in future periods. Cost of revenues as a percentage of total revenues for the nine-months ended September 30, 2001 was 71%, compared to 73% for the comparable period in 2000.

     General and administrative costs for the nine-months ended September 30, 2001 were $2,471,429 compared to $1,897,917 for the comparable period in 2000. For the nine months of 2001, the Company experienced an increase in expenditures for outside professional services and augmented its allowance for uncollectable accounts by $379,334 over the comparable period. Administrative costs for the nine-months ended September 30, 2001 were 18% of total revenues, versus 17% for the comparable period last year.

     Sales and marketing costs were $468,581 for the nine-months ended September 30, 2001 as compared to $353,871 in 2000. The Company's sales and marketing efforts include applications engineering and technical support, direct sales efforts, as well as trade shows, demonstrations, and other traditional marketing activities. In 2000, the Company relied primarily on direct sales and Value Added Resellers to lay the foundation for expanding the Financial Systems business. The increase in the expense from the previous period is the result of additional sales and marketing personnel to increase the sales and marketing efforts not only in the domestic market, but internationally as well. Company sponsored research and development ("R&D") costs for the nine-months ended September 30, 2001 decreased to $124,841 from $318,950 in the comparable period in 2000. Some employees who normally work on in-house R&D were diverted to other billable projects. These figures do not include the majority of the R&D conducted by Teknowledge under contract to government customers, nor do they include software development costs that were capitalized during the period. Excluding overhead and other direct costs, R&D conducted by the Company under contract to government customers was $1,926,582.

     The Company expended and capitalized $2,024,530 during the nine-months ended September 30, 2001 in the development of software for its TekPortal product (version 2.0). The Company expects to continue to capitalize additional costs in the development of the TekPortal product. Internal R&D costs, excluding TekPortal development, were less than 1% of revenues for the nine-months ended September 30, 2001 and 3% of revenues in the comparable period in 2000. The majority of the Company's long-term R&D expenditures are funded externally through government projects (and recorded as cost of revenues), which are expected to provide new technology and intellectual property. Teknowledge retains intellectual property rights on its contract R&D work.

     Interest income was $28,475 and $53,445 for the nine-months ended September 30, 2001 and 2000, respectively. Interest income for 2001 reflects lower average cash balances during the period. The Company accumulated $87,924 of interest expense related to a bank loan during the nine-month period in 2001. Interest expense increased $60,818 over the comparable period in 2000.

     Income before taxes for the nine-months ended September 30, 2001 and 2000 was $872,238 and $388,598, respectively, which represented a $483,640 increase over the comparable period in 2000. Income before tax improved largely as a result of improved service revenue and income from the enforcement of intellectual property rights. Income before taxes represented 6% and 4% of revenues, for the nine-months ended September 30, 2001 and 2000, respectively.

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

     Net income for the nine-months ended September 30, 2001 and 2000 was $636,734, or $0.11 per diluted share, versus $233,158, or $.04 per diluted share, for the same period in 2000. Net income represented 5% of revenues, for the nine-months ended September 30, 2001 and 2% for the comparable period in 2000. Government contracts continue to produce steady income, but at a rate that is typically well below what one would expect from a successful commercial enterprise. This is because contracts negotiated with the government are restricted from exceeding the fee limits established in the Federal Acquisition Regulations. The Company expects to achieve higher net margins on its commercial contracts as volume increases and operating efficiencies improve.


Bookings and Backlog

     At September 30, 2001, the expected order backlog was approximately $12.6 million, which consisted of (i) new orders for which work has not yet begun and
(ii) revenue remaining to be recognized on work in progress. Of the September 30, 2001 backlog, 90% is from government customers, while 10% is from Financial Systems customers. Although Financial Systems has contributed 34% of revenue during the current fiscal year, the percentage contribution to backlog is lower than from government customers as Financial Systems contracts are typically less than six months in duration. Approximately 45% of the backlog consists of government-sponsored programs that are awarded, but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. Approximately 23% of the backlog is expected to be fulfilled during the remainder of the fiscal year.


Liquidity and Capital Resources

     As of September 30, 2001, the Company had $1,325,718 in cash and cash equivalents, an increase of $276,666 over the previous year. The Company generated net cash of $2,078,060 from its operating activities and invested $2,024,530 in the development of TekPortal software. $81,118 was spent to purchase computer equipment and other improvements. The Company invested $71,868 in GlobalStake.com during the year and has fulfilled its $1.2M investment obligation since GlobalStake.com was spun out in November of 1999.

     To support the anticipated future growth, the Company may seek additional equity and debt financing (e.g. private placement, strategic customer or public offering). However, management believes that it has sufficient funds to support operations for twelve months based on its current cash position, available credit and equity sources and cash flow from operations. In June 2001, the Company refinanced its debt and moved its credit line to a new financial institution. The assets of the Company collateralize borrowings under the arrangement. The outstanding balance bears a variable per annum rate of interest equal to the sum of 2.4% and the One-Month LIBOR rate. Under the terms of the arrangement, the Company may borrow up to 80% of the eligible receivable base, to a maximum of $3,000,000. For government receivables, the Company may borrow 50% of eligible receivables or $750,000; whichever is lower. As of October 11, 2001, the Company had approximately $400,000 of unused borrowing capacity. The Company typically uses the money to supplement its existing reserves and to fund the growth of its commercial operations.


Risks and Uncertainties

     Management believes that the market for TekPortal software is a significant new opportunity for Teknowledge and that its Financial Systems business will expand over time. The market for account aggregation software, however, is rapidly evolving, and populated by competitors who are continuously developing competing software products and services. As is typical for a new and rapidly evolving application area, demand and market acceptance for account aggregation products and services are subject to a high level of uncertainty. Further, aspects of the business (including security, privacy, reliability, cost, ease of use, and quality of services) are undergoing rapid evolution and review that may affect the use of information aggregation software in particular. In the past, the Company was exposed to a higher risk of default and slower collections from small Financial Systems clients, compared to relatively reliable large banks and government customers. Teknowledge is addressing this difference by broadening its aggregation customer base and targeting larger financial institutions.

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

     During 2000, GlobalStake.com modified its strategy to focus on a business-to-business model for conducting commercial real estate mortgages. It has closed several commercial real estate mortgage deals, is generating revenue, and is executing its new plan. The Company has reviewed the revised business plan and cash flow projections of GlobalStake.com, and has determined that its investment has not been impaired. However, as GlobalStake.com is a business with limited cash and all the associated risks of a start-up business, its success is dependent on market demand for mortgage loans, fluctuations in interest rates, the ability to hire qualified brokers, the ability to secure mortgage-financing sources and to negotiate a competitive arrangement. Many of these factors improve in downturns, particularly with falling interest rates. The Company periodically reviews its investment in GlobalStake.com for impairment.

     The majority of Teknowledge's service revenue is derived from government-sponsored contract research and development projects, and the Company has historically been profitable in that business. However, dependence on R&D contracts can be risky because the contracts are subject to administrative, political, and military interruptions, which may jeopardize the future flow of funds. The September 11th attacks may have both positive and negative effects on contract R&D funding, depending on the timing of specific needs. There can be no assurance that the government will continue to seek services at the current level in the future. Another uncertainty is that the Company's revenues, costs, and earnings on government contracts are determined based on estimated overhead rates derived from forecasted annual costs. The Company's actual experience in headcount growth, billable efficiency, and costs may vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made on a cumulative basis whereby the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal government. As a result of these audits, the Company may be exposed to cost adjustments, which are applied on a retroactive basis to the government contracts completed in those years. These adjustments can have a negative or positive effect on the business. In order to diminish the possible exposure in prior years, the Company has established a $145,000 reserve for such contingencies.

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

     Another uncertainty in providing services is the Company's ability to attract and retain sufficient technical staff to meet the demands of new orders. The dot.com meltdown and the recession have improved the availability of high quality technical personnel; however, the Company recognizes that the loss of one or more key management and technical personnel could adversely affect aspects of the Company's business. The Company relies on its executives and business unit managers for the acquisition and negotiation of new business, the management of services contracts and product development, and the management of on-going operations. A large proportion of the technical support base for operations is provided by outside consultants, and it is anticipated that this trend will continue in the future. The Company has spent over $4,000,000 on mostly billable subcontractors through September 30, 2001. The use of outside consultants allows the Company to expand or constrict its operations quickly both inside and outside the United States. The Company believes that its future success depends on attracting and retaining highly skilled technical personnel and other employees.

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

     The Company was a party to a collection action against fashionmall.com (NASDAQ: FASH) arising from fashionmall's failure to pay fees due pursuant to a software services agreement between the parties. The Company instituted an arbitration proceeding on March 28, 2000 for breach of contract. In response, fashionmall.com has cross-claimed for breach of contract, fraudulent misrepresentation, negligent misrepresentation, negligent performance of services and breach of good faith and fair dealing. The Company considered these claims to be without merit. The Company does not expect to incur any losses as a result of this matter.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The Annual Meeting of stockholders was held on August 24, 2001.

     A proposal to elect two Class I Directors to serve for a three-year term was approved by stockholders. The proposal received the following votes:

                                             For                 Withheld
                                             ---                 --------
     Dr. Larry E. Druffel                 4,828,902              174,400
     James C. Workman                     4,827,407              175,895

     The following directors continue:

          Benedict O'Mahoney
          Neil A. Jacobstein
          Robert T. Marsh

     Proposal no. 2 to ratify the selection of Grant Thornton LLP as independent accountants for the fiscal year ending December 31, 2001 was approved by the stockholders. This proposal received the following votes:

                           For          Against         Abstain
                           ---          -------         -------
                        4,825,281       154,209         23,812

Item 6.         EXHIBITS AND REPORTS ON FORM 8-K

(a)  Exhibits:

     None

(b)  Reports on Form 8-K

     (1) Current Report on Form 8-K, dated July 26, 2001, related to the change in the Company's independent certified public accountants.

     (2) Current Report on Form 8-K, dated August 6, 2001, Exhibit 16, letter from Registrant's prior independent certified public accountants

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


                                             TEKNOWLEDGE CORPORATION
                                             -----------------------
                                                 (Registrant)



/s/ Neil A. Jacobstein           Chairman and Chief
----------------------           Executive Officer             November 14, 2001
Neil A. Jacobstein



/s/ Dennis A. Bugbee             Chief Financial Officer,      November 14, 2001
--------------------             Vice President of Finance
Dennis A. Bugbee                 (Principal Financial and
                                  Accounting Officer)