Form 10KSB
period 2001-12-31
TEKNOWLEDGE CORP
filed 2002-04-16
CIK 716214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to____________

Commission File Number: 0-14793

TEKNOWLEDGE CORPORATION

(Name of small business isuuer as specified in its charter)

Delaware	94-2760916
(State of Incorporation)	(I.R.S. Employer Identification No.)

1810 Embarcadero Road, Palo Alto, California 94303

(Address of principal executive offices)(Zip Code)

Issuer’s telephone number: (650) 424-0500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value
Series A Preferred Stock Purchase Rights

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12  months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]      No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     [X]

State issuer’s revenues for its most recent fiscal year: $17,263,958

The aggregate market value of Common Stock, $.01 par value per share, held by non-affiliates of the registrant was $10,696,020 on March 22, 2002 (based on the average bid and ask price per share of Common Stock on that date as reported by the Nasdaq SmallCap Market). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 22, 2002, there were 5,715,715 shares of Common Stock, $.01 par value per share, of the registrant outstanding.

Documents Incorporated by Reference
Proxy Statement for the 2001 Annual Meeting of Stockholders           Part III

Teknowledge®, TekPortal™ and Sales Associate™ are trademarks of Teknowledge Corporation. All other brand names, product names, trademarks and registered trademarks are the property of their respective holders.

PART I

Item 1.  Description of Business

              Teknowledge Corporation provides advanced software and services to transform business data into value. Teknowledge is a leading provider of financial account aggregation software worldwide and a prime contractor for R&D in Internet security, Web-based training, distributed systems and knowledge processing. Founded in 1981, Teknowledge holds an extensive intellectual property portfolio, including nine software patents.

              The Company operates five business units within two reporting segments, commercial and government. The commercial segment includes Financial Systems, patent and technology licensing, and the commercial business applications of Security Systems. The government segment includes the government–sponsored operations of the following business units: Security Systems, Training Systems, Distributed Systems and Knowledge Systems.

              The fastest growing part of Teknowledge is the Financial Systems operating unit. This unit is focused on Teknowledge’s TekPortal solution, which provides customer information aggregation for the financial services industry. This focus is strengthened by Teknowledge’s knowledge processing capabilities, network security, web–based training, and distributed systems solutions. Teknowledge is a Value Added Reseller (“VAR”) for components such as CheckPoint’s Firewall–1™ security product, as well as application solutions from Financial Fusion and Fincentric. In addition, Teknowledge is qualified as a Microsoft Certified Partner.

              Teknowledge has four other operating units in complementary technical application areas. Security Systems provides network security solutions that protect the information stored in computer networks and ensure that information is accessible by the right people at the right time. Training Systems encapsulates traditional courseware into reusable electronic media, develops intelligent tutoring systems, and is developing software to distribute the resulting courseware solutions on the Internet. Distributed Systems is focused on improving the quality, timeliness, and selective access to information services. Knowledge Systems is developing solutions for processing knowledge and making inferences about customer–supplied data. All of the Company’s contract research and development services have been performed in these operating units, although each has done some work related to the Company’s commercial operations.

              Many of Teknowledge’s customers need to provide or utilize knowledge–based transactions, supported by security, training, and distributed application performance solutions. Teknowledge supports its cutting–edge research and development capabilities by winning national competitions sponsored by the Defense Advanced Research Projects Agency (“DARPA”), and the Small Business Innovation Research (SBIR) Programs sponsored by other agencies. The contracts awarded by these agencies provide Teknowledge with a very rich source of technology for its own focused product development, patents, and licensing. Teknowledge has a large intellectual property program for a company its size, with nine fundamental U.S. software patents available for license.

              Teknowledge’s direct revenue mix from operations for the year ending December 31, 2001, was approximately 42% commercial and 58% government. In 2000, 36% was from commercial and 64% was from government. Almost all of the commercial revenues, in 2000 and 88% in 2001 were from the sale of Financial Systems products and services. In 2001, 12% of commercial revenue came from patent and security operations. The proportion of revenue attributed to the commercial segment is expected to increase as investment and capabilities in Financial Systems grow over the coming years. Teknowledge is increasing its internal focus and investments on commercial software products and services, particularly in financial account aggregation and related markets.

              Since the terrorist attacks on the World Trade Center and the Pentagon on September 11, 2001, security has been a primary national priority. Teknowledge has deep computer security experience, and almost two decades of service to the Department of Defense. The Company intends to propose and deliver on new requests for defense and intelligence capabilities. Management believes that this work will serve the country, help grow the revenues of the Security Systems unit, and provide significant new computer security software and data mining technology that can be utilized commercially, particularly in the financial arena.

              Teknowledge was incorporated on July 8, 1981 under the laws of the State of Delaware. The Company’s principal executive and technical offices are located at 1810 Embarcadero Road, Palo Alto, California 94303. In addition, Teknowledge has technical operations offices located in: Fairfax, Virginia; Marina Del Rey and San Diego, California; and Cleveland, Ohio. The availability of distributed talent pools, real estate price differentials, and improved communications infrastructure make utilizing multiple locations a viable solution for the Company. Teknowledge’s business is currently concentrated in the United States, although it has signed a number of resellers recently to provide TekPortal solutions internationally.

Overview

              Teknowledge started more than 20 years ago as a software technology company with the vision of codifying and distributing knowledge via computers. Today, Teknowledge is becoming a financial products and services supplier with significant contract research and development (“R&D”) capability. Teknowledge is shifting its focus from contract research and development to delivering application solutions for financial services customers. The first few financial services to be converted to the World Wide Web were just static information sources, using technologies with few barriers to entry. In spite of the recent market slowdown, the next generation of financial services applications will place an increasing competitive premium on an organization’s ability to process and apply its customer information securely and effectively. Account aggregation products like TekPortal provide extensive information about the financial transactions of customers. Teknowledge has the technical foundation for strong competitive advantages in helping both financial institutions and their customers utilize this information and process it securely.

              Knowledge systems are software programs that enable combinations of people and computers to capture, refine, distribute, and apply knowledge to solve business application problems. Teknowledge develops systems that integrate conventional software with advanced knowledge processing methods in high-value application solutions. These solutions are developed with software products and services that support integration, processing, and systematic utilization of an organization’s key knowledge assets. Increasingly, an organization’s knowledge assets are encoded in knowledge processing applications and distributed to customers via the Internet to make solutions available globally, seven days a week, 24 hours a day. When the knowledge in this information chain is specialized for financial applications and combined with specific customer information, it can provide significant value.

              Each of Teknowledge’s operating units utilizes internally developed and third-party software components in its application solutions. Utilizing third-party components in an application solution allows for faster and more robust solutions. It also allows Teknowledge to focus on developing TekPortal in the context of a robust application solution. For example, TekPortal can be sold with specialized interfaces, databases from companies such as Oracle or Microsoft, and a security firewall from CheckPoint. This strategy allows Teknowledge to provide innovative components in the context of delivering basic value to the customer with leading commercial products. The Company delivers to the customer a faster and more robust solution, and Teknowledge typically receives a VAR license fee on each third-party commercial product delivered.

              Some of the Company’s current and future business focus is on developing software to make it possible to delegate knowledge-intensive tasks to computer software “associate systems.” These associate systems may integrate several special-purpose software agents to accomplish routine tasks. They may also accelerate knowledge gathering, refinement, dissemination, and utilization over computer networks. Teknowledge’s strategic plans include specializing associate systems software that amplifies human productivity with the ability to apply financial knowledge effectively. Teknowledge has built six prototype associate systems. One of these prototypes, called Sales Associate™, has been commercialized. Some of Sales Associate’s capabilities have been specialized, simplified, and incorporated into TekPortal’s TekMarketer features. Other capabilities may become value-added modules in the future.

Operating Units

              Teknowledge has distributed operations, with its headquarters located in Palo Alto, California and has offices in: Marina Del Rey and San Diego, California; Fairfax, Virginia; and Cleveland, Ohio. The Company operates five business units within two reporting segments, commercial and government. The commercial segment includes Financial Systems, patent and technology licensing, and the commercial business applications of Security Systems. The government segment includes the government–sponsored operations of the following business units: Security Systems, Training Systems, Distributed Systems, and Knowledge Systems. The operating units are interdependent in terms of infrastructure, talent, technology, and management incentives.

Financial Systems. The Financial Systems unit focuses on solutions for the financial services industry. This unit produces TekPortal™, the No. 1 selling on–premise account aggregation software worldwide. TekPortal provides a secure data warehouse of consolidated customer information acquired from multiple financial institutions. TekPortal enables financial institutions like retail banks, brokerage firms, and fund managers to collate and analyze information about their online consumers on an opt–in basis. Teknowledge also provides value added software and services leveraging the aggregated data, including transfers, bill presentment, and other capabilities. TekPortal is an enterprise application platform that leverages Teknowledge’s deep R&D, and helps drive innovations in areas including web based security, and data mining.

              TekPortal has approximately 40 financial institution customers. TekPortal enables institutions to provide a consolidated view of their customers’ financial portfolio seamlessly integrated into their own website. TekPortal acts as an authorized agent of the customer to access and consolidate account balance and transaction information from various institutions including banks, credit unions, brokerages, credit card companies, billing companies, and frequent travel reward sites. TekPortal also offers funds transfer services between multiple institutions, sweep capabilities to automatically move funds, and proactive notification services to alert customers when specific events occur on an account in their portfolio. The financial industry is currently undergoing a transformation under the Gramm–Leach–Bliley Act. This legislation permits banks to offer a more complete set of banking, brokerage, and insurance services. Teknowledge believes that financial institution customers will be attracted by the convenience of one–stop shopping for managing their financial portfolio, and acquiring new products and services. Some of Teknowledge’s customers provide TekPortal account aggregation as an application service provider (“ASP”) solution. TekPortal is positioned well to provide financial institutions with an on–premise or ASP capability to retain customers at their website, and then use that opportunity to sell new products and services.

              TekPortal provides an account aggregation solution that places the power of portfolio management into the hands of financial institution customers. The product seamlessly integrates into existing Internet banking applications and enables banks to offer their customers a consolidated and personalized view of their financial portfolio. Banks can use TekPortal’s on–site data warehouse to effectively mine their customers’ financial portfolio information and offer their own competitive products or services.

              TekPortal was designed with security and privacy in mind. The financial institution owns and manages the on–premise solution. All data and operations reside within the institution’s data center, giving the financial institution control of all security privacy procedures and policies that are not set by users. This can increase customer confidence that their financial information is protected appropriately.

              TekPortal enables banks and other financial institutions to offer customers the capability to:

•	Aggregate accounts to collect account balance and transaction history information
•	Set alert notifications of triggered events on aggregated accounts
•	Enable “third-party views” to grant others the right to co-manage an individual’s financial portfolio
•	Categorize assets and liabilities, track net worth, and view portfolio reports.

              Teknowledge’s Financial Systems business unit provides assessments of customer’s needs for TekPortal and additional software solutions. This may provide pull-through opportunities for selling Teknowledge’s security, training, distributed systems, or knowledge systems solutions.

              The Sales Associate is a powerful technology that is designed to provide unassisted sales on a website. It incorporates rules of selling and utilizes specific product knowledge to emulate the best practices of the most productive sales person in a firm. It goes beyond the typical browsing interaction on the World Wide Web by engaging the customer in an interactive dialog about products. The Sales Associate creates a unique profile of every customer and tailors the sales presentation to each prospect. It remembers a customer’s profile and preferences, and applies all available information towards the next sale. The Sales Associate incorporates both generic and domain–specific “rules of selling” to guide the sales process. It matches a customer profile with the products in a product knowledge base. It can deliver up–to–the–minute information on product features and availability, as well as news of special discounts and other promotions. This knowledge–based technology is designed for delivery with other commercial components such as web servers, databases, tutors and other website components. The Company has incorporated parts of Sales Associate into TekMarketer and has continued to evolve its capabilities by incorporating software from contracts that demand fast knowledge servers. Potential customers have been daunted by the need to specialize its domain knowledge. In response, Teknowledge has continued to specialize a new version of the Sales Associate’s software for TekPortal and the financial services industry. The working configurations of this system will depend on specific customer needs over time. However, there are uncertainties and risks associated with the introduction of any complex software module (see Part II, Item 6).

              Security Systems. The need for information security on computer networks has created tremendous demand in both government and industry. Keeping Internet sites and transactions secure from hackers and thieves is critical to effective military and financial institution operations. Security systems go beyond simply protecting information. It is relatively easy to protect information if it does not need to be accessible. However, both military and financial information needs to be accessible by people globally, seven days a week, 24 hours a day. This requirement shifts the focus from information protection to assured information access to the appropriate customers. Techniques for accomplishing systems security, such as authentication, encryption, and firewall protection are constantly evolving. Teknowledge is the prime contractor on a number of DARPA-sponsored projects focused on advanced techniques of Internet or cyber security, including an associate system for website intrusion detection and response. There are many third-party commercial opportunities in this arena. Some commercial products, such as CheckPoint’s firewall for website security, have emerged as commercial market leaders. Teknowledge’s Security Systems unit is certified as a VAR to deliver CheckPoint’s Firewall-1™ product, which provides an opportunity for product license and services sales for commercial security systems applications.

              Training Systems. The Internet and the World Wide Web have created an opportunity to distribute formerly isolated computer–aided instruction that ran on desktop systems. Not only have the techniques of computer–aided instruction improved dramatically in recent years, but also the means to distribute them have undergone a veritable revolution. Now it is possible to provide distance learning via an interactive course delivered through a standard World Wide Web browser. There are major opportunities to deliver in–house corporate training over intranets, K–12 education over the Internet, and just–in–time adult training on the job or in the home. Teknowledge has been involved in education and training since 1981, and in 1998 it created a business unit devoted entirely to this growing opportunity. Teknowledge served as the Cluster Leader for the US’s largest multi–institution project on Intelligent Tutors and Associates between 1995 and 1998. The DARPA Computer Assisted Education and Training Initiative sponsored Teknowledge’s prototype work on associate systems. Teknowledge has played an important role in the government–sponsored Advanced Distance Learning Initiative, which is advancing distance learning technology to provide cost effective and industrial strength courseware over the Internet. Teknowledge is developing a Courseware Factory™ for converting podium–based traditional courses for delivery over the World Wide Web. This work has been sponsored by the National Institute of Standards and Technology (“NIST”), and has already provided several key technology results. During 2000, Teknowledge won several Small Business Innovation Research grants to provide advanced computer–based tutoring systems over the web. The work performed with these grants led to expanded “Phase II” grants during 2001, for example “Dialog Agent for Distance Learning.”

              Distributed Systems. Chief Technology Officer and Distributed Systems Program Manager Dr. Robert Balzer and his team from the Information Sciences Institute at the University of Southern California are doing a variety of advanced contract R&D projects, which are mostly DARPA–sponsored. These projects involve software wrappers for uniform access to heterogeneous software, associate systems to provide distributed and personalized briefings, and a system for instrumenting and controlling software components. The technology resulting from these projects has promising applications in commercial security, search engines, extensions to popular desktop software, and personalized financial briefings.

              Operations that are widely distributed require extensive object–oriented systems infrastructure and the ability to extract reliable performance from distributed resources. Currently, the World Wide Web provides little of this systems infrastructure, but instead relies on the distribution of linked web pages or multimedia documents. In the future, complex webs of objects and knowledge will have to be distributed systematically, updated dynamically, and monitored for rogue behavior (e.g. viruses or worms). This requires the ability to provide reliable monitoring of software behavior, and the security of operations. Distribution of knowledge by intelligent “push” and “pull” techniques has already become a critical technology for providing personalized briefings and reports. Teknowledge’s Distributed Systems business unit focuses on providing new systems infrastructure to address these needs. It was a prime contractor on the recently completed DARPA–sponsored QUITE project, where the objective was to integrate innovative solutions to the problem of optimizing the quality of service of distributed resources on a network.

              Knowledge Systems. Decision–makers have noticed that using satellite and World Wide Web information systems is like “standing in front of an information fire hose.” It is hard to take a sip without getting more information than is useful or necessary. Teknowledge’s Knowledge Systems business unit focuses on providing knowledge–based tools, applications, and ontology (knowledge structures) that allow computers to aid humans in interpreting the fire hose of data. Teknowledge is advancing techniques for creating large knowledge systems that can apply knowledge about how to utilize the information in a database or an incoming stream of information. These knowledge systems are much larger and more useful now than they have ever been before. A threshold has been reached where the power gained from applying knowledge–based technology is much greater than in the past. Teknowledge’s Knowledge Systems unit is leading DARPA sponsored effort to create a Standard Upper Ontology. This method of defining concepts formally and systematically is an important step in developing computer software that understands the meaning or semantics of the tasks it performs, rather than just processing numbers or words blindly, without reference to their meaning. Specialized techniques for creating and applying knowledge have matured. The potential payoff from combining elements from this research into useful systems is considerable. For example, complex problem solving requires the ability to access and synthesize data from multiple sources quickly and effectively. The objective is to develop a dynamic assessment of an evolving opportunity, problem, or competitive position. This infrastructure could eventually serve as a basis for pragmatic problem solving and sophisticated analysis of the information in financial applications such as TekPortal. Teknowledge is a prime contractor on a number of government–sponsored programs and is participating in some long–term commercial developments, including a new and faster knowledge server for a version of Sales Associate, which can be specialized for TekPortal and financial applications.

Sales and Marketing

              Teknowledge’s employees, including the operating unit managers, full time sales professionals, and the CEO, market and sell Teknowledge’s services and software. Each operating unit offers consulting services to help prospective customers define their problems and projects. Prospective customers may fund consulting assignments to evaluate current corporate capabilities and recommend next steps, including application work. However, government proposal work conducted in response to a Broad Area Announcement or Request for Proposal is typically not funded.

              In 2001, Teknowledge expanded its commercial sales and marketing efforts both domestically and internationally with the addition of sales and marketing staff. This may provide increased license and services revenues, and broaden market acceptance of TekPortal by increasing access to an expanded base of commercial customers. NCR and Financial Fusion are VARs for TekPortal. Fincentric (formerly ProLogic) has an agreement with Teknowledge to OEM (private label) TekPortal. Macquarie Bank in Australia and New Zealand, AccountOne in Japan, Matrix, Ltd. in Israel, Turkey, Cypress, Germany, France and Switzerland, and Edge IPK in Ireland and the United Kingdom, joined the team of companies selling TekPortal aggregation services. In addition, Teknowledge is actively seeking additional companies to serve as VAR‘s for TekPortal, and where possible pull through the Company’s other application solutions.

Backlog

              At December 31, 2001, the expected order backlog was approximately $11.8 million, which consisted of (i) new orders for which work has not yet begun and (ii) revenue remaining to be recognized on work in progress. Most of the commercial backlog is for short installation and on-demand customization projects, so there is little opportunity for long-term backlog development. 95% of the December 31, 2001 backlog is from government customers. Approximately 48% of the backlog consists of government-sponsored programs that are awarded but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. Approximately 25% of the overall backlog will likely be fulfilled in the current fiscal year.

              Teknowledge has seen a significant increase in government sponsored contract R&D opportunities since the September 11th attacks on World Trade Center and the Pentagon. It will take several months before some of these opportunities can be transformed into working contracts. The Company has been working for years in software technology areas related to countering terrorism. Many of Teknowledge’s current DARPA, Army, Navy, Air Force, Marines, and other R&D contracts are directly relevant to counter–terrorism and the Company’s relationships with the relevant funding agencies are well established. The September 11th attacks have increased the perceived urgency for accelerating technology solutions relevant to safeguarding national security. Management expects several of these opportunities to result in funded contracts with a Federal fiscal year start in November or December of 2003. New and advanced R&D programs are just now being defined by the relevant agencies, and many of those programs may result in funded projects later in 2003 or 2004. Management believes that Teknowledge is well positioned to receive additional funds for pursuing network security and data mining solutions. The Security Systems and Distributed Systems business units have working software solution prototypes for information intrusion and advanced email security. The Knowledge Systems and Training Systems units have prototypes for mining, processing, and serving knowledge. These prototypes may provide significant competitive advantages in obtaining new contracts over the next few years. They may also result in new commercial technology licenses after rigorous user tests by government customers.

Research and Development

              Most of Teknowledge’s R&D (except in the Financial Systems business unit and specific Security Systems and Knowledge Systems contracts) were funded R&D contracts sponsored by the government. Much of this development work is focused on fundamental software systems functionality, equally useful for military or commercial applications. The Department of Defense generally funds these capabilities if it cannot find what it needs in the commercial software market. The requirement for innovation is fundamental. Generally, the Company retains the exclusive commercial development rights to its government sponsored software development. Teknowledge also sponsors its own software development, mostly in the form of capitalized TekPortal product development.

              In 2001, Teknowledge continued to grow its TekPortal product and services business, and increased its investment in TekPortal considerably. The Company capitalized $2,602,442 and $2,213,665 of computer software development costs in the years ended December 31, 2001 and 2000, respectively. In addition, the Company’s R&D expense was $490,101 and $557,850.

Government Contract Administration

              In 2001, approximately 58% of Teknowledge’s revenues were from cost-type government-sponsored contract research and development. Since these R&D contracts are typically made on a multi-year basis, 95% of Teknowledge’s December 31, 2001 backlog was for contract R&D sponsored by the government. Teknowledge may enter into cooperative “matching” agreements with NIST or other government agencies in which some R&D costs are reimbursed. The Company’s success in winning contract R&D business depends on effective competitive bidding for contracts. The Company applies for contract R&D in the form of a proposal by responding to Requests for Proposals and Broad Agency Announcements issued by the United States Federal Government, by prime contractors under contract to the U.S. Government, or in some cases by commercial companies. Proposals include discussion of the technical approach to be taken to satisfy the sponsor’s or the prime contractor’s requirements and a detailed presentation of costs expected to be incurred. The proposal is reviewed and evaluated by technical and administrative personnel employed by the government or the prime contractor. Typically, these contracts are bid competitively, and the contract is awarded to the company which would best satisfy the government’s or the prime contractor’s requirements. If the procurement method is “negotiated award,” the government or the prime contractor enters into negotiations to determine a price for the contract; upon successful conclusion of negotiations, a contract is awarded. Government contracts are subject to agency funding limitations, congressional appropriation, and the priorities of the current administration in Washington, D.C.

              Most cost-type government contracts performed by the Company have a regulated fixed-fee limit, which limits the Company from improving profit margins on these type of contracts beyond what is permitted in the government regulations. In addition, Federal Acquisition Regulations exclude from reimbursement some “unallowable” expenses that the Company considers a regular part of the business. Almost all of the Company’s contracts contain termination clauses that permit contract termination upon the Company’s default or at the contracting party’s discretion. During 1998, DARPA terminated several of its own projects due to a change in its program priorities. Such cancellations may occur again in the future; however, Teknowledge conducts contract R&D in several technically relevant areas, and this diversity helps protect against some of the effects of changes in sponsor priorities. The Company intends to build its substantial multi-year backlog further with additional proposals for new contract R&D projects, since this work provides a strong pipeline of software and technical innovation that can be applied commercially.

              The majority of Teknowledge’s service revenue is derived from government-sponsored contract research and development projects, and the Company has historically been profitable in that business. However, dependence on R&D contracts can be risky because the contracts are subject to administrative, legislative, and political interruptions, which may jeopardize the flow of funds. There can be no assurance that the government will continue to seek services at the current level in the future. Another uncertainty is that the Company’s revenues, costs, and earnings on government contracts are determined based on estimated overhead rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs inevitably vary somewhat from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments of a few percentages points may translate to several hundred thousand dollars in rate adjustments or reserves. Rate adjustments are made on a cumulative basis at least annually, but the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal Government. As a result of these audits, the Company may be exposed to cost adjustments, which are applied on a retroactive basis to the government contracts completed in those years. These adjustments can have a positive or negative effect on the business. In order to address the possible exposure from prior year rate adjustments, the Company has established a rate adjustment reserve for such contingencies, and the amount of the rate adjustment reserve is reviewed and adjusted at least annually.

              The indirect costs and expenses accumulated in the performance of government contracts are allocated to the customer in the form of overhead (indirect) rates. These rates, which are periodically reviewed by government auditors, fluctuate based on the relationship between overhead costs and direct costs incurred in the performance of the contracts during the year. Excluded from these rates, and not subject to reimbursement, are small amounts of unallowable costs, such as entertainment and advertising. In addition, the government has established compensation reimbursement limits for executives, which reduces the amount of compensation and related expenses (such as bonuses and stock options) that can be passed on to the government through the overhead rates. Teknowledge typically receives about 7%–8% fees on new government contracts. New contracts that have been transferred to Teknowledge from another institution, such as those that were transferred from USC in 2000, may provide for technology rights, but no fees. The overall limitation on potential government contract fees, coupled with a potential increase in the expenses not eligible for reimbursement, restrict the Company’s ability to improve profit margins on government contracts in the future. The Company’s government–sponsored R&D is most valuable as a technology incubator, development laboratory, and test bed. The best software from this work becomes a candidate for software product commercialization. This helps the government amortize the considerable cost of maintenance, and it improves Teknowledge’s ability to compete in the commercial marketplace.

Competition

              A number of companies provide consulting services and software that compete with aspects of Teknowledge’s business. Many of these companies are substantially larger and have greater financial resources than Teknowledge. Teknowledge’s primary competitive advantages are its experienced management team, its specialized financial systems consulting and engineering teams, its deeply technical R&D talent base, its expertise in key application areas, its patent portfolio and other software-based intellectual property, and its unusually strong and externally funded R&D program in several key areas relevant to TekPortal and the financial services industry.

              Teknowledge’s TekPortal is positioned as the leading on-premise aggregation software worldwide. Its main competition is from Yodlee, which has historically focused on providing off-premise, centralized data center solutions. Yodlee is the largest provider of application service provider or ASP-based account aggregation. In contrast, TekPortal provides an on-premise software license solution that allows the financial institution, as the trusted provider, to warehouse and manage access to the customer’s financial portfolio information. The financial institution is well positioned to use the aggregated balance and transaction information, with the customer’s permission, to more effectively sell relevant products and services directly to its customers. In addition, the TekPortal on-premise solution allows the financial institution to set and enforce procedures to protect the privacy of the customer’s financial information. As the demand for account aggregation applications grows, the key differentiators will be new modules that help financial institutions realize the value in their account aggregation database. Other factors will include the cost to operate the service, and the ability to provide additional on-site consulting and application services. Other on-premise suppliers include uMonitor and Adhesion Technologies, which have historically attempted to gain market share by providing their software at prices that may not be sustainable in the long run. Teknowledge intends to continue to charge reasonable prices for TekPortal, and capture that portion of the market that appreciates high quality software and services, as well as longevity in software suppliers. We also compete with businesses delivering software platforms designed to enable financial institutions to offer internet-based financial services, including Corrillian, S1, Digital Insight, and Online Resources and Communications.

              Knowledge processing systems are provided by Logica Carnegie Group, Inference Corp., Mindbox, Inc. CycCorp, Intellicorp, Inc., and others. Trilogy Development Group, Calico, Selectica, Brightware, Baan, SAP, Oracle, PCorder.com, and others provide sales and configuration systems. Distributed systems and security services are provided by Trusted Information Systems, SRI, Secure Computing, Lockheed-Martin, Boeing, Genuity, ISX, and SAIC, among others. Internet-based distance education and training technologies include Click2Learn, IBM, and KnowledgeNet, with new competitors still emerging in the commercial marketplace. Potential competitors could also be collaborators, such as Macromedia (learning components sold to IBM) and Click2Learn (formerly Asymetrix Learning Systems).

Proprietary Rights

              Teknowledge maintains an active intellectual property program and currently holds nine key U.S. software patents. The application software developed by Teknowledge includes TekPortal for financial information consolidation, Sales Associate for conducting automated sales on the Internet, knowledge-based expert systems, pattern detection and data fusion tools, and systems to manage and protect webs of networked information. One software patent, the Automatic Retrieval of Changed Files by a Network Software Agent, allows users to register interest in a particular data item on a specific web page and get notification when that item changes. As use of any product name becomes consistent and established, the Company intends to apply for formal registration of the product name as a trademark in the United States and relevant foreign jurisdictions.

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

              There can be no assurance that Teknowledge’s protective measures will be adequate to protect its proprietary rights, that others have not or will not independently develop or acquire equivalent or superior technology, or that the Company will not be required to obtain royalty-bearing licenses to use other intellectual property in order to utilize the inventions embodied in its patents. There also can be no assurance that any patents will be issued pursuant to the Company’s current or future patent applications or that patents issued pursuant to such applications or any patents the Company currently owns will not be invalidated, circumvented or challenged. Thus far, Teknowledge has not been notified that it may be infringing any patents or proprietary rights owned by third parties. There can be no assurance that the Company would be able to enter into an acceptable license under such third-party patents, or that it could redesign or modify its products and processes to avoid infringement of such patents or proprietary rights, or that the Company could otherwise avoid infringement of such patent or proprietary rights. In the event the Company is unable to take such action, its business, financial condition and results of operations could be materially and adversely affected. In some cases, litigation may be necessary to protect the Company’s proprietary rights (see Part 1, Item 3: Legal Proceedings).

              It is Teknowledge’s intention to increase its technology and intellectual property licensing investments and operations. The Company is aware of third parties it believes infringe on its intellectual property rights. Teknowledge is currently trying to negotiate licensing arrangements with these third parties. However, if the Company is unable to negotiate a licensing arrangement, the Company may consider legal action.

Employees

              Teknowledge had a total of 67 full-time employees at December 31, 2001, of which 50 were technical, 13 were accounting and administrative, and 4 were sales and marketing. All the employees were employed in the continental United States. The majority of employees are technical. They perform direct billable work on contracts, or develop, support, and sell software products. In addition to full-time employees, Teknowledge employs an increasing number of independent contractors to work on specific projects. A large percentage of Teknowledge employees have deep expertise in technical disciplines. The future success of the Company will depend, in part, on the Company’s ability to retain, attract, and motivate highly qualified technical, sales, and management personnel. This has become a particular challenge as demand for top quality software professionals continues to exceed supply, even in a bear market. Teknowledge provides competitive salaries and bonuses, an active Incentive Stock Option program, a superior benefits program, and a stimulating work environment. The Company has never had a work stoppage, and it is not a party to any collective bargaining agreement with any of its employees.

Executive Officers

              Neil A. Jacobstein, 47, is Chairman of the Board, Chief Executive Officer, and President of Teknowledge. He has over 20 years of software development experience, and has served as President and Chief Operating Officer and a director of the Company since January 1993. He was elected to the position of Chairman and CEO on November 22, 1999. After joining Teknowledge in 1984, Mr. Jacobstein served in various positions, including: Senior Knowledge Engineer, Manager of the Research and Advanced Development Group, Vice President and General Manager of Research and Advanced Systems Development, and Vice President and General Manager of the Knowledge Systems Division. Mr. Jacobstein initiated Teknowledge’s eCommerce unit (now Financial Systems) in 1996. In 1998, he was appointed to the Technology Advisory Board of the U.S. Army’s Simulation, Training, and Instrumentation Command (STRICOM). Prior to joining Teknowledge, Mr. Jacobstein was a Graduate Research Intern and consultant at Xerox PARC, and a Research Associate at CBNS. Since 1992, he has served as the Chairman of the Board of Directors of the Institute for Molecular Manufacturing, a nonprofit organization. He serves as a Director of GlobalStake.com. In 1999, Mr. Jacobstein was selected as a Henry Crown Fellow in the Aspen Institute’s executive leadership program.

              Dennis A. Bugbee, 55, is Vice President of Finance, Chief Financial Officer, and Secretary of the Company. Mr. Bugbee joined the Company in 1990 as the Division Controller for the Knowledge Systems Division in Palo Alto, California. He was promoted to Director of Finance March 1, 1993 and shortly thereafter to the positions of Treasurer and Corporate Secretary. Prior to joining the Company, Mr. Bugbee held the position of Accounting Manager with TRW’s Space and Defense Sector. He has over 25 years experience in finance and accounting.

              Benedict O’Mahoney, 42, is Vice President, Administration and Legal Affairs of the Company. Mr. O’Mahoney was elected a Director of Teknowledge in December 1999. Mr. O’Mahoney joined the Company in 1996 as Corporate Counsel. Prior to joining Teknowledge, Mr. O’Mahoney practiced intellectual property law from 1991 to 1996, and served as General Counsel for Slatt Mortgage Company from 1988 to 1991. He served with the Federal Reserve Bank of San Francisco from 1985 to 1988. Mr. O’Mahoney also serves on the Board of Directors of the Virtual Reality Education Foundation, a nonprofit organization.

Item 2.  Description of Property

              The Company’s executive offices are located at 1810 Embarcadero Road, Palo Alto, California, under a lease expiring in April 2002. The Company will extend its current lease on a short–term basis, while it considers other options, including an option to extend its current lease for an additional three years at a significantly reduced rate. The Company has also signed renewable leases for office space in Fairfax, Virginia; Marina Del Rey, California; Cleveland, Ohio; and San Diego, California. These properties vary in size from 960 to 13,000 square feet, are in good condition and are generally described as research and development facilities.

Item 3.   Legal Proceedings

              On March 30, 2001, Teknowledge Corporation, SAP America, Inc., and SAP Aktiengesellschaft agreed to a full settlement of all outstanding lawsuits. The subjects of the lawsuit were Teknowledge’s U.S. Patent 4,591,983, entitled "Hierarchical Knowledge System" issued May 27, 1986, and U.S. Patent 4,783,752, entitled “Knowledge Based Processor for Application Programs Using Conventional Data Processing Capabilities” issued November 8, 1988. As part of the settlement agreement, SAP paid Teknowledge $750,000 for use of the Company’s intellectual property referenced above. Teknowledge agreed not to commence any patent infringement suits against SAP relating to any of Teknowledge’s patents, and both parties agreed to dismiss their current claims against each other.

              The Company was a party to a collection action against fashionmall.com (NASDAQ: FASH) arising from fashionmall.com’s failure to pay fees due pursuant to a software services agreement between the parties unrelated to account aggregation. Teknowledge instituted an arbitration proceeding against fashionmall.com on March 28, 2000 for breach of contract. In response, fashionmall.com cross–claimed for breach of contract, fraudulent misrepresentation, negligent misrepresentation, negligent performance of services and breach of good faith and fair dealing. The Company considered this response a series of baseless cross–claims on a collection matter. On November 5, 2001, the Company and fashionmall.com agreed to a full settlement of all outstanding claims. As part of the settlement, fashionmall.com transferred to the Company $165,000 in cash and both parties agreed to dismiss their claims against each other.

Item 4.   Submission of Matters to a Vote of Security Holders

              No matters were submitted to a vote of security holders during the fourth quarter of 2001.

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters

              The Common Stock of Teknowledge has been trading under the symbol TEKC on the Nasdaq SmallCap Market since March 5, 1999. Before this date it was traded under the same symbol on the “Bulletin Board”, an over-the-counter (“OTC”) listing service provided by the National Quotation Bureau. On March 22, 2002 the closing price of the stock was $2.66 a share.

              The following table sets forth the range of high and low closing price information for the Common Stock on the Nasdaq SmallCap Market for the quarterly periods indicated. The three-year average closing stock price was $4.57. The Company historically has not paid cash dividends and does not anticipate paying cash dividends in the near future.

2001	High	Low
First quarter, ended March 31, 2001	$2.88	$1.63
Second quarter, ended June 30, 2001	5.48	1.82
Third quarter, ended September 30, 2001	6.72	3.23
Fourth quarter, ended December 31, 2001	4.30	3.33

2000	High	Low
First quarter, ended March 31, 2000	$13.50	$3.50
Second quarter, ended June 30, 2000	11.13	5.25
Third quarter, ended September 30, 2000	5.75	3.63
Fourth quarter, ended December 31, 2000	3.94	1.69

                                 As of December 31, 2001 there were 1,547 holders of record of Common Stock of the Company.

Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview of Significant Matters

              The Company operates as an interdependent matrix of technical personnel, management, engineering services, technology, and other resources that are shared in the course of business across five operating units in two reporting segments, commercial and government. The commercial segment includes the Financial Systems operating unit as well as other commercial operations, including patent and technology licensing, and the commercial business applications of Security Systems. The government segment includes the government–sponsored operations of the following business units: Security Systems, Training Systems, Distributed Systems and Knowledge Systems. The revenue mix is approximately 42% from the commercial segment and 58% from the government segment. In 2000, 36% was from commercial and 64% from government. Revenue for the year ended December 31, 2001 was $17,263,958 and net income was $703,720 or 4.1% of revenues. During 2001, the Company experienced a 20% growth in revenue compared to 2000.

              The Company believes that substantial investment in the development of the TekPortal product in 2001 and 2000 have increased the marketability and appeal of its account aggregation solution with larger financial institutions. These institutions appear committed to offering account aggregation to their customers. Teknowledge continues to develop additional software to enhance the features and performance of TekPortal, which should appeal to institutions who desire a larger suite of services for their financial customers. Revenue from the Financial Systems operating unit is likely to exceed contract R&D revenues at some point in coming years. Revenue from license fees for TekPortal software grew 64% from nearly $1,050,000 in 2000 to approximately $1,720,000 in 2001.

              The proportion of revenues attributed to Financial Systems is expected to continue to grow as a percentage of revenues; however, Teknowledge expects to be an active competitor for contract R&D. The Company’s current backlog of $11,800,000 is primarily for government–sponsored contract R&D. This is to be expected, since most of the TekPortal license related work is performed on short–term service contracts, often with recurring revenue from maintenance, and in some cases branding and user fees. The contract R&D related backlog is associated with services provided over several years. As long as the government continues to offer R&D contracts in areas that favor Teknowledge’s expertise and strategic technical directions (such as security, distributed systems, web–based training, and knowledge systems), the Company will actively pursue these opportunities. This contract R&D work may lead to new patents, software solutions, services expertise, or a foundation for innovative financial products.

              During 2001, a substantial amount of working capital from operations was used to support the development of the TekPortal product. Approximately $2,600,000 of working capital was utilized for TekPortal development purposes. To fund this investment, the Company used cash from operations and utilized its line of credit for approximately $190,000. To support future growth and increase working capital, the Company may seek additional equity and debt financing. However, management believes that it has sufficient cash available to support operations, at least through December 31, 2002, based on its current cash position, available credit and financing sources, and cash flows from operations. The Company believes it is impossible to predict significant future events that will materially affect the cash position of the Company, and a negative or positive event could happen at any time. Examples of negative events are: an unusual or rapid decline in business prospects and operations, a large legal award, assessment, or penalty payable by the Company, or the withdrawal of a credit facility or financing arrangement. The realization of any of these risks could have a material adverse effect on the Company’s liquidity and cash reserves.

              Teknowledge had been involved in an arbitration matter with a customer since late 1999. This matter was successfully resolved through negotiation in November 2001. The Company was also involved in litigation with SAP America, Inc., regarding two of the Company’s patents. In March 2001, Teknowledge and SAP finalized a settlement agreement and termination of the lawsuit. As part of the settlement agreement, SAP paid Teknowledge $750,000 for use of the Company’s intellectual property referenced above.

Forward Looking Statements

              Forward–looking statements made in this report relate to the demand for aggregation software, technical employees and counter–terrorism applications, as well as expected revenue growth, ability to realize backlog, competition for new R&D contracts, development of financial products and services, realization of deferred income tax assets, collections on customer receivables, and realization of the Company’s investment in GlobalStake.com. All forward–looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward–looking statements contained herein as a result of competition, general market conditions, agency funding limitations, other factors relating to government contracting, ability to attract and retain technical and management personnel, commercial opportunities, financing, and other factors described in “Certain Factors That May Affect Future Results of Operations and/or Stock Price.”

Certain Factors That May Affect Future Results of Operations and/or Stock Price

              Management believes that the market for TekPortal software continues to be a significant opportunity for Teknowledge and that its Financial Systems business will expand over time. The market for account aggregation software, however, continues to evolve rapidly and is populated by substantial competitors who are continuously developing competing software products and services. As is typical for a new and rapidly evolving industry, demand and market acceptance for account aggregation products and services are subject to a high level of uncertainty. As a result, many competitors have merged or dropped out of the market. Further, aspects of the business (including security, privacy, reliability, cost, ease of use, and quality of services) are undergoing rapid changes and review that may affect the use of information aggregation software in particular. The Company is exposed to a higher risk of default and slower collections from small Financial Systems clients, compared to relatively reliable government customers. Teknowledge is addressing this difference by broadening its aggregation customer base and targeting larger financial institutions.

              The demand for account aggregation software will depend upon broad acceptance of new methods of conducting business and exchanging information over the Internet. It appears that banks in particular are moving quickly to install account aggregation software. TekPortal is already in use at a number of bank sites. However, the continuing demand for specific products developed by the Company cannot be determined, nor can the viability of these products be determined at this time. As the market continues to change, there can be no assurance that the Company will be able to recruit or retain the technical staff to develop and bring to market products that will gain market acceptance or generate significant revenue or profits. If TekPortal or Teknowledge’s other products and services markets actually develop more slowly than expected, become saturated with competitors, or if the Company’s products do not achieve market acceptance, the Company’s business, financial condition, and results of operations may be materially and adversely affected.

              Teknowledge plans to grow its business by investing in TekPortal and by expanding into additional product or service offerings. This may require significant additional investment and could strain technical, financial, and operational resources. New competitors can enter the market for TekPortal and other financial solutions. The Company’s gross margins in new business areas may be lower than in existing business activities, and it may not be able to expand or maintain operations in a cost-effective or timely manner. If a number of customers do not receive new products or services favorably, it could hurt the Company’s reputation and delay future expansion.

              Within the financial services industry, Teknowledge believes many companies are consolidating, creating larger competitors with greater resources and a broader range of products. The Company also competes with businesses delivering financial services through Internet portals, banks marketing their own Internet-based financial services, and non-bank financial service providers, such as brokerages and insurance companies, seeking to expand the breadth of their Internet product and services offerings. In addition, the Company’s customers may develop competing products. For example, a bank or brokerage may choose to develop its own software platform for Internet-based financial services. Several of the vendors offering data processing services to financial institutions also offer Internet banking solutions that may compete with the Company’s solutions. Many of the Company’s competitors and potential competitors may have significant advantages over the Company, including more extensive name recognition and marketing power, preferred vendor status with the Company’s existing and potential customers and significantly greater financial, technical, marketing and other resources, giving them the ability to offer free products or services to gain market share or to respond more quickly to new or changing opportunities, technologies and customer requirements. The Company’s competitors may also bundle their products in a manner that may discourage users from purchasing the Company’s products. Existing and potential competitors may establish cooperative relationships with each other or with third parties, or adopt unsustainable or aggressive pricing policies to gain market share.

              Teknowledge has a quality assurance program to test its complex software products, but its software could still contain undetected errors or defects that may be discovered at any point in the life of the product. The Company has in the past discovered and corrected software errors in its products. After implementation, errors may be found from time to time in the Company’s new or enhanced products or services, or products or services it resells for strategic partners. These errors could cause the Company to lose revenues or cause a delay in market acceptance of its solutions or could result in liability for damages or injury to its reputation. The Company’s products are often used in transaction processing systems that include other vendors’ products, and, as a result, its products must integrate successfully with these existing systems.System errors, whether caused by the Company’s products or those of another vendor, could adversely affect the market acceptance of its products, and any necessary modifications could cause the Company to incur significant expenses. Since the Company’s products are used to deliver services that are integral to its customers’ businesses, errors, defects or other performance problems could result in financial or other damages to its customers. Product liability litigation arising from these errors, defects or problems, even if it were unsuccessful, would be time consuming and costly to defend. Existing or future laws or unfavorable judicial decisions could negate any limitation of liability provisions that are included in the Company’s license agreements.

              Numerous federal agencies have recently adopted rules and regulations protecting consumer privacy and establishing guidelines for financial institutions to follow in selecting technology vendors for solutions such as TekPortal. The Company believes its business does not currently subject it to any of these rules or regulations that would adversely affect its business. However, these rules and regulations are new and may be interpreted to apply to the Company’s business in a manner that could make the its business more onerous or costly. As the Internet continues to evolve, the Company expects federal, state and foreign governments to adopt more laws and regulations covering issues such as user privacy, taxation of goods and services provided over the Internet, pricing, content and quality of products and services. If enacted, these laws and regulations could limit the market for Internet–based financial services.

              Teknowledge’s customers in the Financial Systems unit are in the rapidly consolidating financial services industry, which is subject to economic changes that could reduce demand for the Company’s products and service. Changes in economic conditions and unforeseen events, like recession, inflation or acts of terrorism could occur and reduce consumers use of bank services. Any event of this kind, or implementation for any reason by banks of cost reduction measures, could result in significant decreases in demand for our products and services. Mergers and acquisitions are pervasive in today’s banking industry. Teknowledge’s existing customers may be acquired by or merged into other financial institutions, which already have their own financial Internet software solution or which decide to terminate their relationships with the Company for other reasons. As a result, the Company’s revenue from licensing of aggregation software could decline if an existing customer is merged into or acquired by another company.

              Teknowledge’s solutions must integrate with complex data processing systems at the Company’s customers’ facilities. The Company generally recognizes revenue on a percentage completion basis, so its revenue is often dependent on its ability to complete implementations within the time periods that it establish for its projects. Teknowledge relies on a combination of internal implementation teams and outsourced implementation teams for its implementations. If these teams encounter significant delays in implementing the Company’s solutions for a customer or fail to implement the solutions effectively or at all at a customer’s facility, the Company may not be able to recognize any revenue from the contract or be required to recognize a loss from the contract, if revised project cost estimates exceed revenue from the contract. In addition, Teknowledge may incur monetary damages or penalties if we are not successful in completing projects on schedule.

              Despite the Company’s security measures, the core of its network infrastructure could be vulnerable to unforeseen computer problems. Network or Internet security problems could harm the Company’s reputation and business. Although the Company believes it has taken steps to mitigate much of the risk, it may in the future experience interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees or others. Unknown security risks may result in liability to the Company and also may deter financial organizations from licensing its software and services. Although the Company intends to continue to implement and establish security measures, there can be no assurance that measures it has implemented will not be circumvented in the future, which could have a material adverse effect on its business, financial condition or results of operations. The occurrence of any of these problems could reduce product demand from potential customers and cause existing customers to terminate their license or data center contracts with the Company. These problems could also require the Company to spend significant capital to remedy any failure and could subject it to costly litigation with clients or their end users.

              The Company’s success depends upon its proprietary technology and information. The Company relies on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect its proprietary technology and information. It is difficult to police unauthorized use of software. The steps the Company has taken to protect its services and products may not prevent misappropriation of its technology. Any misappropriation of the Company’s proprietary technology or information could reduce any competitive advantages it may have or result in costly litigation. The Company now also has a significant international presence. The laws of some foreign countries may not protect the Company’s proprietary technology as well as the laws of the United States. The Company’s ability to protect its proprietary technology abroad may not be adequate.

              In November 1999, Teknowledge agreed to provide $1,200,000 in “spin–off” seed money (valued consistently with other investors) for a web–based real estate company, GlobalStake.com (“GS”). During 2001, GS modified its strategy to focus on a business–to–business model for conducting commercial real estate mortgage transactions. GS closed several deals and reported positive net income in the third and fourth quarters of 2001. However, as GS is a business with limited cash and all the associated risks of a start–up business, its success is dependent on many factors; such as, the market demand for mortgage loans, the availability of multiple mortgage financing sources, periodic fluctuations in interest rates, the ability to hire and train qualified brokers, intervening political and sociological events, and the capability to negotiate competitive arrangements with its customers. The Company reviews the status of its investment in GS annually, in the absence of adverse conditions, from documents supplied by GS and discussions with GS management. In evaluating its investment, Teknowledge reviews historical and forecast information regarding cash flows, operating expenses, the pipeline of new business, and available credit facilities before making its final determination whether the Company’s investment in GS is impaired. As of December 31, 2001, the Company determined that its investment in GS is not impaired.

              The majority of Teknowledge’s service revenue is derived from government-sponsored contract research and development projects, and the Company has historically been profitable in that business. However, dependence on R&D contracts can be risky because the contracts are subject to administrative, legislative, and political interruptions, which may jeopardize the flow of funds. There can be no assurance that the government will continue to seek services at the current level in the future. Another uncertainty is that the Company’s revenues, costs, and earnings on government contracts are determined based on estimated overhead rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs may vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made on a cumulative basis whereby the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal Government. As a result of these audits the Company may be exposed to cost adjustments, which are applied on a retroactive basis to the government contracts completed in those years. These adjustments can have a negative or positive effect on the business. In order to address the possible exposure from prior years, the Company has established a rate adjustment reserve for such contingencies, and the amount of the rate adjustment reserve is reviewed and adjusted at least annually.

              The typical cost-type government contract performed by the Company has a regulated fixed-fee, which limits the Company from improving profit margins on these contracts. In addition, Federal Acquisition Regulations exclude from reimbursement some “unallowable” expenses, which the Company considers a regular part of the business, such as advertising expense. In addition, almost all the Company’s contracts contain termination clauses, which permit contract termination if the Company defaults or at the contracting party’s discretion.

              Another uncertainty in providing services is the Company’s ability to attract and retain sufficient technical staff to meet the demands of new orders. The Company recognizes that the loss of one or more key management and technical personnel could adversely affect aspects of the Company’s business. The Company relies on its executives and business unit managers for the acquisition and negotiation of new business, the management of services contracts and product development, and the management of ongoing operations. The Company is currently seeking new employees to fill technical openings in its operations. A large proportion of the technical support base for operations is provided by outside consultants, and it is anticipated that this trend will continue in the future. The Company spent approximately $4,900,000 on mostly billable subcontractors in 2001. The use of outside consultants allows the Company to expand or constrict its operations quickly both inside and outside the U.S. The Company believes that its future success depends on attracting and retaining highly skilled technical personnel and other employees.

              The Company’s operating results and stock price are affected by a wide variety of factors, including successful commercialization of the Company’s products, government intervention, competition, ability to staff, retain, and recruit key employees, financing and collections, investments, and general economic and market conditions.

Critical Accounting Policies and Estimates

              Teknowledge’s significant accounting policies are also described in Note 2 to the consolidated financial statements. However, certain accounting policies are particularly important to the portrayal of the financial position and results of operations and require the application of significant judgment by its management team; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on the Company’s historical experience, terms of existing contracts, observance of trends in the industry, information provided by its customers, and information available from other outside sources, as appropriate. Teknowledge’s significant accounting policies include:

•	Revenue recognition and allowance for doubtful accounts;
•	Investments in GlobalStake.com;
•	Accounting for income taxes; and
•	Software development costs

Revenue Recognition and Allowance for Doubtful Accounts

              Revenue on software license and services is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, there is a reasonable assurance of collection on the resulting receivable and vendor specific objective evidence exists to allocate the total fee among all delivered and undelivered elements in the arrangement. Teknowledge obtains written purchase authorizations from customers for a specific product at a fixed price and considers delivery to have occurred at the time of shipment. The software is delivered to the customer electronically or on a CD-Rom. Revenue is typically recognized on shipment for product software; however, if the software is subject to customer acceptance or contract terms that do not satisfy all of the above mentioned criteria, revenue is recognized upon customer acceptance or when all revenue recognition criteria have been met. Revenue from software consulting services is generally recognized on a time and materials basis; however, depending on the terms of the contract, the service element may be recognized on a milestone achievement or a percentage-of-completion basis. Revenue recognized under the percentage-of-completion basis requires the use of project cost estimates. Project cost estimates are revised periodically and changes affecting the amount of revenue recognized are recorded when they become known. Revenue from research and development contracts is generally recognized over applicable contractual periods as specified by each contract and as costs related to the contracts are incurred. Teknowledge provides an allowance for doubtful accounts based on historical payment experience for its nongovernment customers, age of unpaid amounts, review of significant past due accounts and current economic trends. Estimates of uncollectible amounts are revised each period and changes are recorded when they become known. The Company generally does not provide an allowance for government customers.

Investment in GlobalStake.com

              In November 1999, Teknowledge agreed to provide $1,200,000 in seed money (valued consistently with other investors) for a new web-based company, GlobalStake.com, which was spun off from Teknowledge Corporation. GlobalStake.com began by offering full service, discounted consumer real estate transactions on the Internet, but in December 2000 modified its strategy to focus on a business-to-business model for conducting commercial real estate mortgages. Teknowledge has reviewed the cash flow projections, existing customer pipeline, outside investment opportunities, and available credit sources of GlobalStake.com, and has determined that its investment is not impaired. However, as GlobalStake.com is a business with limited cash and all the associated risks of a start-up business, its success is dependent on market demand for mortgage loans, fluctuations in interest rates, the ability to hire qualified brokers, and the ability to secure mortgage financing sources and to negotiate a competitive arrangement. The Company intends to periodically review its investment in GlobalStake.com for impairment. Should the Company determine that all or part of its investment in Globalstake.com is impaired, an adjustment to its investment would be charged to income in the period such determination is made.

Accounting for Income Taxes

              Teknowledge records a valuation allowance to reduce its deferred tax assets to the amount that it believes is more likely than not to be realized. Teknowledge considers expected future taxable income and reversing taxable temporary differences in assessing the need for the valuation allowance. In the event Teknowledge were to determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to the deferred tax assets would be charged to income in the period such determination was made. Likewise, should Teknowledge determine that it would be able to realize additional deferred tax assets in the future in excess of its net recorded amount, an adjustment to the deferred tax assets would increase income in the period such determination was made.

Software Development Costs

              The Company evaluates the expected future revenues from software products before capitalizing software development costs. Only those projects that are considered potentially profitable after including the costs to develop the software are pursued beyond the planning stage. The Company capitalizes software development costs only from the point of technological feasibility. All costs incurred prior to determination of technological feasibility are expensed. Teknowledge solicits feedback from its customers to help identify potential enhancements that add value to key products such as TekPortal. The Company in turn evaluates these potential enhancements to determine which, if any, will be incorporated into the next version. The software development process proceeds from module to module until the product manager determines that an adequate number of functionalities have accumulated to earn release status. A typical version may encompass up to a dozen functional modules, most of which could be used separately, but which are not practical to market individually because of cost and market constraints. The Company may add high-value, low-risk development modules to address particular customer needs, but only after assessing technical risk and program design issues. These optional features are considered low-risk development enhancements to the original functionality.

              During 2001, Teknowledge completed work on V2.0 of TekPortal. Many of the functionalities added to V2.0 were extensions of work performed in earlier versions 1.0 and 1.1 in 2000. The earlier versions have been fully operational at a number of Internet bank sites since 2000. The software developed in V2.0 extended the capabilities of TekPortal to include large bank service bureaus and the smaller banks that they service. Capitalized costs include direct and indirect labor costs and applicable overhead, but exclude general and administrative costs. As of December 31, 2001, the amount of capitalized software development costs was approximately $4,000,000. The Company’s policy is to amortize capitalized software development costs by the greater of (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the estimated economic life of the product, which is estimated at three years. Capitalized costs are reviewed and evaluated periodically to determine the recoverability of capitalized software development costs. Should the Company determine that all or part of its capitalized software development costs are not recoverable, an adjustment to the capitalized software costs would be charged to income in the period such determination is made.

Results of Operations

              Revenues in 2001 were $17,263,958 as compared to $14,376,024 in 2000. Revenues in 2001 increased 20% over the previous year as a result of increased demand for both its government and commercial products and services. Commercial operations contributed 42% of total revenues in 2001, 37% from Financial Systems and 5% from intellectual property rights and commercial security contracts. In 2000, substantially all of the commercial revenue was from Financial Systems, which was 36% of total revenue. Revenues from government-sponsored contract R&D accounted for 58% of total revenues in 2001 as compared to 64% in 2000.

              Financial Systems revenues include license sales for the TekPortal software, consulting services, and post-contract customer support services. Financial Systems revenue totaled $6,319,477 and $5,160,874 for 2001 and 2000, respectively. Revenue from license fees for TekPortal software was $1,714,325; a 64% increase from 2000. TekPortal software and the Financial Systems solutions continued to gain market acceptance during 2001. The Company released version 2.0 of TekPortal in late December 2001. Revenues from resellers accounted for 34% of Financial Systems revenues. The Company believes that the demand for account aggregation software will continue to grow in 2002.

              Revenues from government–sponsored contract R&D were $10,081,291 in 2001, compared to $9,209,831 in 2000. Government–sponsored contract R&D revenues include mainly cost–type contract research and development. The future demand for government–sponsored contract R&D services will depend on competitive contract awards and sponsor priorities. The Company anticipates the government’s demand for counter–terrorism applications will increase in the wake of the events on September 11th, although in the near–term there may be a short fall in the solicitation of domestic R&D proposals as funds may be diverted to hostile overseas operations. In 2001, 53% of total revenues were from two contract R&D customers sponsored by the Department of the Air Force and the Department of the Navy, compared to 57% in 2000.

              The Company typically recognizes revenue from its contracts as services are provided as determined on a contract-by-contract basis. This accounting method may result in timing differences between the amount of revenue recognized on an accrual basis and the amount billed, which is subject to separate determination based on an analysis of contract deliverables and milestones. The difference between the revenue recognized on this basis and the amount billed to the customer is recorded in accounts receivable as unbilled receivables or as deferred revenue. At December 31, 2001, approximately 58% of unbilled receivables were for commercial contracts, and 42% were for government-sponsored R&D contracts.

              Cost of revenue was $12,307,559 in 2001 compared to $9,788,202 in 2000. Cost of revenues as a percentage of total revenues for 2001 was 72%, compared to 68% in 2000. The increase in costs between periods was attributable to an increase in labor and labor related costs for revenue-producing services in both the commercial and government operating lines. The Company invested over $2,200,000 in the development of computer software in 2000. As a result, amortization charges in 2001 increased by $604,000 over the comparable period in 2000. The Company expects amortization expenses to continue to grow in 2002 as a result of the release of version 2.0 of TekPortal software. The Company uses billable consultants and contractors to supplement its full-time employee workforce. During 2001, the Company spent approximately $4,900,000 on these services compared to $4,800,000 in 2000. Subcontractor growth rates are dependent on future contracts and may not grow at the same rate in future periods.

              General and administrative costs were $2,970,549 and $3,039,488 in 2001 and 2000, respectively. Administrative costs for 2001 were 17% of total revenues, versus 21% in 2000. Government contracts provide recovery of much of the Company’s general and administrative costs through approved indirect overhead rates billed to the government on a monthly basis. During 2001, the Company experienced an increase in expenditures for outside professional fees for accounting and legal services. Due to improved customer collections, the reserve for uncollectable accounts was reduced by approximately $402,000.

              Sales and marketing costs were $767,226 in 2001 as compared to $474,780 in 2000. The Company’s sales and marketing efforts include applications engineering and technical support, direct sales efforts, as well as trade shows, demonstrations, and other traditional marketing activities. In 2000, the Company relied primarily on direct sales and Value Added Resellers to lay the foundation for expanding the Financial Systems business. During 2001 the Company increased its staff to sell financial products to the banking industry, expanding the Company’s sales efforts both domestically and internationally.

              Company sponsored R&D costs in 2001 decreased to $490,101 from $557,850 in the comparable period in 2000 primarily as a result of the diversion of some employees who normally work on in-house R&D to other billable projects. These figures do not include the majority of the R&D conducted by Teknowledge under contract to government customers, nor do they include software development costs that were capitalized during the period. Excluding overhead and other direct costs, R&D conducted by the Company under contract to government customers was $4,681,530.

              The Company spent $2,602,442 for the development of its TekPortal product during 2001 and this amount was capitalized (version 2.0 was released for sale in December 2001). The Company expects to continue to capitalize additional costs in the development of the TekPortal product in 2002; however, probably at a lower level than in 2001. The majority of the Company’s long-term R&D expenditures are funded externally through government projects (and recorded as cost of revenues), which are expected to provide new technology and intellectual property. Teknowledge retains intellectual property rights on its contract R&D work.

              Interest income was $34,302 in 2001 versus $64,770 in 2000. Due to its considerable investment in software development in 2001, the Company experienced lower average cash balances throughout 2001. In addition, interest expense, related to additional borrowings increased from $56,501 in 2000 to $109,176 in 2001.

              The effective tax rate was 0% and 25% in 2001 and 2000, respectively. The principal reason for the 0% tax rate in 2001 was due to the benefit associated with additional research and development tax credits as a result of the increased investment in TekPortal and a reduction in the valuation allowance (see Notes 2 and 6 of “Notes to Consolidated Financial Statements”).

              The Company considered a $900,000 reclassification within the equity section of the balance sheet from retained earnings to paid–in capital related to tax benefits recognized in 1997. After further consultation with its prior and current accountants, the Company concluded that the original transaction was appropriately recorded and no reclassification is necessary.

              In 2001, Teknowledge’s net income was $703,720, or $0.12 diluted earnings per share. This compares to $392,017, or $0.07 diluted earnings per share for 2000. Net income represented 4% of revenues for 2001 and 3% for the comparable period in 2000. Government contracts continue to produce steady income, but at a rate typically below a successful commercial enterprise. This is due to contracts negotiated with the government are restricted from exceeding the fee limits established in the Federal Acquisition Regulations. The Company expects to achieve higher net margins on its commercial contracts as volume increases and operating efficiencies improve.

Liquidity and Capital Resources

              As of December 31, 2001, the Company had $1,570,783 in cash and cash equivalents, an increase of $521,731 over the previous year. The Company generated net cash of $3,121,450 from its operating activities compared to $1,089,962 in 2000. The Company also generated net cash of $202,828 from financing activities compared to $1,511,616 in 2000. Financing activities include $190,137 and $1,350,000 of net borrowings during 2001 and 2000, respectively. The Company invested $2,602,442 for developing the TekPortal software and $128,119 for purchases of computer equipment and other improvements. The Company invested $71,986 in GlobalStake.com during the year and has met 100% of its $1.2M investment agreement since GlobalStake.com was established in November of 1999.

              To support the future growth, the Company may seek additional equity or debt financing. However, management believes that it has sufficient funds to support operations at least through December 31, 2002 based on its current cash position, available credit and equity sources, and cash flows from operations. The Company has borrowed a total of $1,540,000 against a $3,000,000 bank line. The Company used the money to supplement its existing reserves and to fund the growth of its commercial operations. The Company believes it is impossible to predict significant future events that will materially affect the cash position of the Company, and a negative or positive event could happen at any time. Examples of negative events are: an unusual or rapid decline in business prospects and operations; a large legal award, assessment, or penalty payable by the Company, or the withdrawal of a credit facility or financing arrangement. The realization of any of these risks could have a material adverse effect on the Company’s liquidity and cash reserves.

              In June 2001, the Company transferred its credit line to a financial institution that offered lower interest rates, a larger credit line, and a broader choice of financial instruments. The assets of the Company collateralize borrowings under the arrangement. The outstanding balance bears a variable per annum rate of interest equal to the sum of 2.4% and the One-Month LIBOR rate. Under the terms of the arrangement, the Company may borrow up to 80% of the eligible receivable base, to a maximum of $3,000,000. Eligible receivable base is defined as 80% of commercial receivables outstanding for 90 days or less plus the lower of 50% of government receivables outstanding for 90 days or less or $750,000. The Company typically uses the money to supplement its existing cash reserves and to fund the growth of its commercial operations.

              At December 31, 2001, the Company had borrowed $1,540,137 against a borrowing base of $1,874,279. During January 2002, the Company paid down the line by $650,000. The Company requested a waiver of two financial covenants from the financial institution at December 31, 2001. These covenants were “tangible net worth” and “total debt to tangible net worth,” which were out of compliance. The financial institution granted the waiver through December 2002.

Related Party Transactions

              In November 1999, Teknowledge agreed to provide $1,200,000 in seed money (valued consistently with other investors) for a new web-based company, GlobalStake.com, which was spun off from Teknowledge Corporation. The Company’s investment in GlobalStake.com’s Series A preferred stock represents a 19.9% ownership interest. GlobalStake.com began by offering full service, discounted consumer real estate transactions on the Internet, but in December 2000 it modified its strategy to focus on a business-to-business model for conducting commercial real estate mortgages. Teknowledge has reviewed the cash flow projections, existing customer pipeline, outside investment opportunities, and available credit sources of GlobalStake.com, and has determined that its investment is not impaired. However, as GlobalStake.com is a business with limited cash and all the associated risks of a start-up business, its success is dependent on market demand for mortgage loans, fluctuations in interest rates, the ability to hire qualified brokers, and the ability to secure mortgage financing sources and to negotiate a competitive arrangement. The Company intends to periodically review of its investment in GlobalStake.com for impairment.

              To date Teknowledge has provided: (1) approximately $1,206,000 in cumulative seed cash and services; (2) the proprietary information and technology developed in support of the GlobalStake.com business plan; and (3) licenses to practice Teknowledge’s patent portfolio. As of December 31, 2001 the Company has fulfilled its investment obligation with GlobalStake.com and has no future obligation or intent to fund GlobalStake.com's future financial needs.

              The Company’s CEO represents Teknowledge in one out of six seats on the Board of Directors of GlobalStake.com. He owns approximately 7% of the common shares on a diluted basis at December 31, 2001. These are nonvoting shares.

Recently Issued Accounting Pronouncements

              In July 2001, the FASB issued SFAS No. 141, “Business Combinations,” and SFAS No. 142, “Goodwill and Intangible Assets.” SFAS No. 141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for the Company are as follows:

•	All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
•	Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
•	Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
•	Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
•	All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

              Management has reviewed the provisions of these Statements and has assessed that these Statements will not have a material impact on the Company’s financial position or results of operations.

              In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”). SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 in 2002 will not have a significant adverse effect on its financial condition or results of operation.

              In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long–Lived Assets, “ (“SFAS No. 144”). SFAS No. 144, which replaces SFAS No. 121, “Accounting for the Impairment of Long–Lived Assets and for Long–Lived Assets to be Disposed Of,” requires long–lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. SFAS No. 144 also broadens disposal transaction reporting related to discontinued operations. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company believes the adoption of SFAS No. 144 in 2002 will not have a significant adverse effect on its financial condition or results of operation.

Item 7.   Financial Statements

              The response to this item is incorporated by reference in a separate section of this report. See Exhibits and Reports on Form 8-K, Item 13(a)(1) and (2).

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

              On July 26, 2001, the Audit Committee of the Company’s Board of Directors approved a change in the Company’s independent accountants for the fiscal year ended 2001, from Arthur Andersen LLP to Grant Thornton LLP. The report of Arthur Andersen for the fiscal years ended December 31, 2000 and 1999 contained no adverse opinions, disclaimer of opinion or qualification or modification as to uncertainty, audit scope or accounting principles. During the fiscal years ended December 31, 2000 and 1999 and the interim period from January 1, 2001 through July 26, 2001, there were no disagreements between the Company and Arthur Andersen LLP on any accounting principles or practices, financial statement disclosure or auditing scope or procedure, which, if not resolved to the satisfaction of Arthur Andersen LLP would have caused them to make reference to the subject matter of the disagreement in connection with their report. No event described in paragraph (a) (1) (v) of Item 304 of Regulation S-K has occurred within the Company’s fiscal years ending December 31, 2000 and 1999, or the period from January 1, 2001 through July 26, 2001.

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 15(a) of the Exchange Act

              The information required by Item 9 regarding directors of the Company is incorporated herein by reference to the sections entitled “Election of Directors” included in the definitive proxy statement for the Company’s 2002 Annual Meeting of Stockholders (the “2002 Annual Meeting Proxy Statement”). Information regarding executive officers is included in Part I under the heading “Executive Officers.”

Item 10.   Executive Compensation

              The information required by Item 10 is incorporated herein by reference to the section entitled “Executive Compensation and Other Matters” and “Proposal 1: Election of Directors - Directors Compensation” included in the 2002 Annual Meeting Proxy Statement.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

              The information required by Item 11 is incorporated herein by reference to the section entitled “Security Ownership” included in the 2002 Annual Meeting Proxy Statement.

Item 12.   Certain Relationships and Related Transactions

              The information required by Item 12 is incorporated herein by reference to the section entitled “Certain Relationships and Other Transactions” included in the 2002 Annual Meeting Proxy Statement.

Item 13.   Exhibits and Reports on Form 8-K

(a)(1) and (2):  Financial Statements

              Reference is made to the Index to Financial Statements preceding the consolidated financial statements included in response to Part II, Item 7 of this annual report for a list of all financial statements filed.

(a)(3):   Exhibits

              Set forth below is a list of all exhibits filed herewith or incorporated by reference as part of this Annual Report on Form 10-KSB.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Teknowledge Corporation (4);

3.2	Amended and Restated Bylaws of Teknowledge Corporation (4)

3.3	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock (2)

4.1	Rights Agreement dated January 29, 1996 between the Company and Registrar and Transfer Company as Rights Agent (2)

10.1	Stock Option Agreement between the Company and Neil Jacobstein, dated November 29, 1993 (5)

10.2	Stock Option Agreement between the Company and Neil Jacobstein, dated April 1, 1994 (5)

10.3	Change of Control Agreement, dated November 21, 1994, between Teknowledge Corporation and Frederick Hayes-Roth and Neil Jacobstein (1)

10.4	Stock Option Agreement between the Company and Neil Jacobstein, dated March 30, 1995 (5)

10.5	Teknowledge Corporation 1998 Stock Option Plan (3)

10.6	Contract Agreement with GlobalStake.com, dated November 22, 1999 (6)

23.1	Consent of Arthur Andersen LLP, independent public accountants

23.2	Consent of Grant Thornton LLP, independent public accountants

References

(1)	Filed as an Exhibit to the Company’s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1994.

(2)	Filed as an Exhibit to the Company’s Current Report on Form 8-K dated February 12, 1996, related to the adoption of a 12(g) Shareholder Rights Agreement dated January 29, 1996.

(3)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 1998.

(4)	Filed as an Exhibit to the Company’s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1998.

(5)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended June 30, 1999.

(6)	Filed as an Exhibit to the Company’s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1999.

(b)         Reports on Form 8-K

              None

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

              For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant’s Registration Statements on Form S-8 Nos. 33-27291, 33-77874, 33-78984, 33-82720, 333-00261, 333-67623 and 333-44334.

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

Teknowledge Corporation

Date: April 11, 2002	By: /s/ Neil A. Jacobstein
Neil A. Jacobstein
Chairman of the
Board of Directors

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Neil A. Jacobstein	Chairman of the Board of Directors	April 11, 2002
Neil A. Jacobstein	and Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis A. Bugbee	Vice President Finance,	April 11, 2002
Dennis A. Bugbee	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Benedict O’Mahoney	Director, Vice President,	April 11, 2002
Benedict O’Mahoney	Administration and Legal Affairs

/s/ Lawrence Druffel	Director	April 11, 2002
Lawrence Druffel

/s/ Ivan Lustig	Director	April 11, 2002
Ivan Lustig

/s/ General Robert T. Marsh	Director	April 11, 2002
General Robert T. Marsh (Ret.)

/s/ James C. Workman	Director	April 11, 2002
James C. Workman

ANNUAL REPORT ON FORM 10-KSB

ITEM 7, ITEM 13(a)(1) and (2), and (c)

LIST OF FINANCIAL STATEMENTS

CERTAIN EXHIBITS

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001
AND FOR EACH OF THE TWO YEARS ENDED DECEMBER 31, 2001

TEKNOWLEDGE CORPORATION

PALO ALTO, CALIFORNIA

TEKNOWLEDGE CORPORATION

FORM 10-KSB - ITEM 13(a)(1) and (2)

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of Teknowledge Corporation are included in Item 7:

Page

Reports of Independent Public Accountants	27–28

Consolidated Balance Sheet - December 31, 2001	29

Consolidated Statements of Operations and Comprehensive Income –
Years ended December 31, 2001 and 2000	30

Consolidated Statements of Stockholders’ Equity – Two years ended December 31, 2001	31

Consolidated Statements of Cash Flows – Years ended December 31, 2001 and 2000	32

Notes to Consolidated Financial Statements	33 – 44

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders of Teknowledge Corporation:

We have audited the accompanying consolidated balance sheet of Teknowledge Corporation (a Delaware Corporation) and subsidiary as of December 31, 2001, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teknowledge Corporation and its subsidiary as of December 31, 2001, and the consolidated results of their operations and their consolidated cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

/s/Grant Thornton LLP
Grant Thornton LLP

San Jose, California
March 19, 2002

Report of Independent Public Accountants

To Teknowledge Corporation:

We have audited the accompanying consolidated statement of operations and comprehensive income, stockholders’ equity and cash flows of Teknowledge Corporation (A Delaware corporation) and subsidiary for the year then ended December 31, 2000. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Teknowledge Corporation and subsidiary for the year ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/Arthur Andersen LLP
Arthur Andersen LLP

San Jose, California
March 29, 2001

TEKNOWLEDGE CORPORATION
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2001

ASSETS

Current assets:
Cash and cash equivalents	$ 1,570,783
Receivables:
Billed, net of allowance of $113,215	3,029,170
Unbilled	576,709

Total receivables	3,605,879
Deferred income taxes	396,365
Deposits and prepaid expenses	247,809
Total current assets	5,820,836

Capitalized software development costs, net of accumulated amortization of $1,271,662	4,008,673

Fixed assets, at cost
Computer and other equipment	3,500,926
Furniture and fixtures	122,834
Leasehold improvements	819,904

4,443,664
Less: Accumulated depreciation and amortization	(4,055,859)

387,805
Investment in Globalstake	1,206,293
Deferred income taxes	371,635

Total assets	$ 11,795,242

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 2,171,312
Line of Credit	1,540,137
Payroll and related liabilities	730,472
Other accrued liabilities	543,643

Total current liabilities	4,985,536

Commitments and contingencies	–

Stockholders’ equity
Preferred stock, $.01 par value, authorized 2,500,000 shares
Series A Convertible Preferred Stock, none issued	–
Common stock, $.01 par value, authorized 25,000,000 shares,
5,697,168 shares issued and outstanding	56,972
Additional paid-in capital	1,784,675
Retained earnings since January 1, 1993
(following quasi-reorganization)	4,968,059

Total stockholders’ equity	6,809,706

Total liabilities and stockholders’ equity	$ 11,795,242

The accompanying notes are an integral part of this consolidated financial statement.

TEKNOWLEDGE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

Years Ended December 31,	2001	2000

Revenues	$ 17,263,958	$ 14,376,024
Cost of revenue	12,307,559	9,788,202

Gross profit	4,956,399	4,587,822
Operating expenses:
General and administrative	2,970,549	3,039,488
Sales and marketing	767,226	474,780
Research and development	490,101	557,850

Total operating expenses	4,227,876	4,072,118

Operating income	728,523	515,704
Other income (expense), net	(24,803)	8,313

Income before provision for income taxes	703,720	524,017
Provision for income taxes	–	132,000

Net income and comprehensive income	$ 703,720	$ 392,017

Net income per share:
Basic	$ 0.12	$ 0.07

Diluted	$ 0.12	$ 0.07

Shares used in computing net income per share:
Basic	5,693,256	5,477,651

Diluted	5,931,716	5,958,303

The accompanying notes are an integral part of this consolidated financial statement.

TEKNOWLEDGE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
TWO YEARS ENDED DECEMBER 31, 2001

	Common Stock		Additional
	Shares	Par	Paid-in	Retained	Treasury
	Issued	Value	Capital	Earnings	Stock	Total

Balance, January 1, 2000	5,302,540	$ 53,025	$1,795,402	$3,872,322	$ (181,097)	$5,539,652

Exercise of stock options	388,295	3,883	(23,354)	–	181,097	161,626

Net income	–	–	–	392,017	–	392,017

Balance, December 31, 2000	5,690,835	56,908	1,772,048	4,264,339	–	6,093,295

Exercise of stock options	6,333	64	12,627	–	–	12,691

Net income	–	–	–	703,720	–	703,720

Balance, December 31, 2001	5,697,168	$ 56,972	$1,784,675	$4,968,059	$ –	$6,809,706

The accompanying notes are an integral part of this consolidated financial statement.

TEKNOWLEDGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

Years Ended December 31,	2001	2000

Cash flows from operating activities:
Net income	$ 703,720	$ 392,017
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and Amortization	1,111,904	540,145
Provision (benefit) for doubtful accounts	(401,785)	505,000
Changes in assets and liabilities:
Receivables	1,556,624	(2,002,576)
Deposits and prepaid expenses	(209,436)	37,319
Other assets	24,541	4,855
Deferred income taxes	–	132,000
Accounts payable	73,217	1,350,691
Accrued liabilities	262,665	130,511

Net cash provided by operating activities	3,121,450	1,089,962

Cash flow from investing activities
Investment in GlobalStake	(71,986)	(922,541)
Capitalization of software development costs	(2,602,442)	(2,213,665)
Purchase of fixed assets	(128,119)	(367,723)

Net cash used by investing activities	(2,802,547)	(3,503,929)

Cash flow from financing activities
Proceeds from the issuance of common stock	12,691	161,626
Net borrowings from line of credit	190,137	1,350,000

Net cash provided by financing activities	202,828	1,511,626

Net increase (decrease) in cash and cash equivalents	521,731	(902,341)
Cash and cash equivalents at the beginning of period	1,049,052	1,951,393

Cash and cash equivalents at the end of period	$ 1,570,783	$ 1,049,052

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$ –	$ 38,786

Cash for interest expense	$ 108,053	$ 56,501

The accompanying notes are an integral part of this consolidated financial statement.

TEKNOWLEDGE CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2001

1.           History and Business

              Teknowledge Corporation (the “Company”) was incorporated on July 8, 1981 under the laws of the State of Delaware and is the surviving corporation of the merger of American Cimflex Corporation and Teknowledge Inc., which was consummated in 1989. In December 1992, the Board of Directors approved a quasi-reorganization, which had the effect of eliminating the accumulated deficit at December 31, 1992 of approximately $58 million by reducing paid-in-capital.

              The Company sells software product and service solutions, and is increasingly focused on the financial service industry. It also provides contract research and development services, primarily to the U.S. Government. Teknowledge designs intelligent transactions that deliver flexible, secure, and knowledge-based interactions with customers. These transactions enable organizations to codify their knowledge, use it to interpret data, and provide value-added services to end-users.

              As the Company migrates its business from primarily government sponsored contracts to a commercial customer base, the Company is subject to risks inherent to companies at a similar stage of development. These include successful introduction and market acceptance of the software products and related services; sufficient resources to develop enhancements to the existing products and introduction of follow-on products; competition from larger companies; the ability to retain and attract employees, and sufficient working capital and cash flows to support the growth of the business. The Company’s software products and solutions are targeted to the account aggregation market where customers are mainly financial institutions.

2.           Summary of Significant Accounting Policies

              Use of Estimates in the Preparation of Financial Statements

              The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

              Principles of Consolidation

              The consolidated financial statements include the accounts of Teknowledge Corporation and its wholly owned subsidiary, Teknowledge Federal Systems, Inc. All significant intercompany transactions and balances have been eliminated.

              Cash and Cash Equivalents

              The Company considers all highly liquid investments, with original maturity dates of less than 90 days, as cash equivalents. As of December 31, 2001, the Company’s funds were invested almost entirely in money market instruments at various institutions.

              Accounts Receivable and Unbilled Receivables

              Accounts receivable and unbilled receivables as of December 31, 2001 consists of the following:

Commercial customers:
Billed receivables	$ 2,060,338
Unbilled receivables	273,603

2,333,941

U.S. Government:
Billed receivables	1,082,047
Unbilled receivables	303,116

1,385,153

3,719,094
Allowance for doubtful accounts	(113,215)

Total receivables, net	$ 3,605,879

              Concentration of Credit and Customer Risk

              In 2001 and 2000, approximately 58% and 64% of the Company’s total revenues, respectively, were recorded in connection with U.S. Government contracts, principally of the cost-plus-fixed-fee type. In 2001, 54% of total revenues were from two government departments: 27% from the Department of the Air Force and 27% from the Department of the Navy. In 2000, 25% and 33% of total revenues were from the Department of the Air Force and the Department of the Navy, respectively.

              The Company performs periodic credit evaluations of its commercial customers and generally does not require collateral. The Company has not experienced a credit loss from a government customer nor does it anticipate such losses. During 2001 one reseller, Financial Fusion, accounted for 31% of Financial Systems revenues. In 2000, Financial Fusion accounted for 29%, while NCR accounted for 11%.

              Capitalized Software Development Costs

              Teknowledge capitalizes software development costs starting from the point that technological feasibility is determined and continuing until general availability of the product. During 2001 and 2000, software development costs of $2,602,442 and $2,213,665 were capitalized respectively. Amortization costs were $885,430 in 2001 and $281,747 in 2000. The Company’s policy is to amortize capitalized software development costs by the greater of (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, or (b) the straight-line method over the estimated economic life of the product, which is estimated at three years.

              Fixed Assets

              Equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Maintenance and repairs are charged to expense as incurred. Leasehold improvements are amortized over the shorter of the useful life or the remaining lease term. Depreciation costs were $226,474 in 2001 and $258,398 in 2000.

              Investment in GlobalStake.com

              At December 31, 2001 the Company owned 19.9% of GlobalStake.com and accounts for the investment under the cost method (see Note 12).

              Long-lived Assets

              The company reviews, on a periodic basis, the carrying amount of long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. For all fiscal years presented, the Company determined that no material impairment loss had occurred.

              Treasury Stock

              The Company uses the cost method of accounting for treasury stock. Under the cost method the Company records the total cost of the treasury stock as a reduction to its shareholders’ equity. Additionally, stock held in treasury is not considered outstanding for the purposes of computing earnings per share.

              On December 16, 1998, the Company adopted a program to repurchase up to 300,000 shares of the Company’s common stock in the open or private markets during the twelve-month period ending December 15, 1999 at prevailing prices. Repurchases were made periodically at management’s discretion using the Company’s own cash reserves. Shares repurchased may be reissued to employees pursuant to the Company’s stock option plans, or for other corporate purposes. During the year ended December 31, 1999, the company repurchased 70,270 shares for $291,494, out of which 25,200 shares were reissued in 1999 and 45,070 shares in 2000 for $110,396 and $39,275, respectively. All reissuances were pursuant to the Company’s Stock Option Plan. There were no shares held in treasury as of December 31, 2001 and 2000.

              Revenue Recognition

              The Company derives revenue from research and development contracts (Contract R&D) with the U.S. Government and from sales of software products and services for financial systems, patent and technology licensing and commercial business applications of government Security Systems to commercial customers.

              (a)  Contract Revenue

              The Company principally uses the percentage-of-completion method of accounting for contract revenues for both government and commercial projects. The percentage-of-completion method is based on total costs incurred to date compared with estimated total costs upon completion of contracts. The Company charges all losses on contracts to operations in the period when the loss is known. For contracts that do not meet the criteria for the percentage-of-completion method, the Company recognizes contract revenue on a milestone achievement basis. 15% of the fee, which is approximately one percent of the total contract award, is retained and may be billed after the final indirect rates are submitted to the government. The final indirect rates are not submitted to the government until they have been reviewed and approved by the Defense Contract Audit Agency. Revenue on the retained fee is not recognized until billed to the government. As of December 31, 2001, the Company calculated that it had approximately $293,000 of retained fees on its completed contracts to be recognized in future periods. The Company has not received final overhead rate approval from government agencies for costs incurred the fiscal years 1998 through 2001. Accordingly, the Company has recorded a rate adjustment reserve related to potential audit agency adjustments to the Company’s indirect overhead rates.

              (b)  Software License and Services

              Revenue is recognized in accordance with SOP 97-2 and accordingly the Company recognizes software license revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, collection of the resulting receivable is probable and vender specific objective evidence (“VSOE”) exists to allocate the total fee among all delivered and undelivered elements in the arrangement. The Company delivers the software to customers electronically or on a CD-Rom and assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. The Company also assesses collectibility based on the customer’s past payment history and its current credit-worthiness. The Company defines VSOE fair value as the price charged when the same element is sold separately and if not sold separately the price to be charged upon introduction as established by Management having the relevant authority. Revenue earned under software license agreements for 2001 and 2000 was $1,714,325 and $1,046,145, respectively. Revenue from post-contract customer support and maintenance contracts is recognized ratably over the period the customer support services are provided, and software consulting services revenue is recognized as services are performed on a time and material basis.

              Earnings Per Share

              Basic earnings per share is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average shares of outstanding common stock and potentially dilutive securities outstanding during the period. Potentially dilutive securities included in the diluted calculation consist of shares issuable upon the exercise of outstanding common stock options.

              A summary of the earnings per share calculation for the years ended December 31, 2001 and 2000 is as follows (in thousands, except per share amounts):

	2001	2000
Basic earnings per share:
Net income	$ 704	$ 392

Weighted average common shares	5,693	5,478

Basic earnings per share	$ 0.12	$ 0.07

Diluted earnings per share:
Net income	$ 704	$ 392

Weighted average common shares	5,693	5,478
Options	239	480

Diluted weighted average common shares	5,932	5,958

Diluted earnings per share	$ 0.12	$ 0.07

              A total of 644,037 options in 2001 and 336,500 options in 2000 were excluded from the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

              Accounting for Stock-Based Compensation

              The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, “Accounting for Stock-Based Compensation.” The Company continues to apply Accounting Principles Board (APB) Opinion No. 25 and related interpretations in accounting for the options granted to employees and directors. The Company’s option grants provide that option exercise prices will not be less than fair market value per share on the date the option is granted.

              Financial Instuments

              Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables. The amounts reported for cash, receivables, accounts payable, line of credit and accrued liabilities approximate the fair value due to their short maturities. The fair value of the Company’s investment in GlobalStake.com cannot be readily determined, because of a lack of a ready market.

              Recently Issued Accounting Pronouncements

              In July 2001, the FASB issued SFAS No.141, “Business Combinations,” and SFAS No.142, “Goodwill and Intangible Assets.” SFAS No.141 is effective for all business combinations completed after June 30, 2001. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001; however, certain provisions of this Statement apply to goodwill and other intangible assets acquired between July 1, 2001 and the effective date of SFAS No. 142. Major provisions of these Statements and their effective dates for the Company are as follows:

•	All business combinations initiated after June 30, 2001 must use the purchase method of accounting. The pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001.
•	Intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability.
•	Goodwill, as well as intangible assets with indefinite lives, acquired after June 30, 2001, will not be amortized. Effective January 1, 2002, all previously recognized goodwill and intangible assets with indefinite lives will no longer be subject to amortization.
•	Effective January 1, 2002, goodwill and intangible assets with indefinite lives will be tested for impairment annually and whenever there is an impairment indicator.
•	All acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting.

              Management has reviewed the provisions of these Statements and has assessed that these Statements will not have a material impact on the Company’s financial position or results of operations.

              In August 2001, the FASB issued Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations,” (“SFAS No. 143”). SFAS No. 143 addresses accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. This Statement requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. The liability is accreted to its present value each period while the cost is depreciated over its useful life. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. The Company believes the adoption of SFAS No. 143 in 2002 will not have a significant adverse effect on its financial condition or results of operation.

              In October 2001, the FASB issued Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets, “ (“SFAS No.144”). SFAS No.144, which replaces SFAS No, 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of,” requires long-lived assets to be measured at the lower of carrying amount or fair value less the cost to sell. SFAS No. 144 also broadens disposal transaction reporting related to discontinued operations. SFAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company believes the adoption of SFAS No. 144 in 2002 will not have a significant adverse effect on its financial condition or results of operation.

3.           Other Accrued Liabilities

              Other accrued liabilities as of December 31, 2001 consist of the following:

Provision for indirect rate adjustments and unallowable costs	$ 350,000
Deferred Revenue	81,197
Accrued professional fees	73,429
Other	38,989

$ 543,615

4.           Lease Commitments

              The Company leases facilities and equipment under operating leases. As of December 31, 2001, the Company had facility leases in the following locations:

Location	Expires

Marina Del Rey, California	December 31, 2002
Palo Alto, California	April 4, 2002
Cleveland, Ohio	October 31, 2005
Fairfax, Virginia	June 30, 2002

              The remaining obligations under these leases, net of expected sub-lease income, are as follows:

Year Ending
December 31,

2002	$ 200,000
2003	38,000
2004	39,000
2005	33,000

$ 311,000

              Rent expense for the years ended December 31, 2001 and 2000 totaled approximately, $834,000 and $699,000, respectively, net of sublease income.

5.           Line of Credit

              All of the assets of the Company collateralize borrowings under the line of credit. The outstanding balance bears a variable per annum rate of interest equal to the sum of the One-Month LIBOR rate (1.87% at December 31, 2001) plus 2.4%. Under the terms of the arrangement, the Company may borrow up to 80% of the eligible receivable base, to a maximum of $3,000,000. Eligible receivable base is defined as 80% of commercial receivables outstanding for 90 days or less plus the lower of 50% of government receivables outstanding for 90 days or less or $750,000. The line of credit expires on June 30, 2002. As of December 31, 2001, the available commitment was $1,874,279 and the outstanding balance was $1,540,137. The line of credit agreement contains certain financial covenants determined on a quarterly basis.

6.            Income Taxes

              The Company accounts for income taxes using an asset and liability approach for computing deferred income taxes based on enacted tax laws and rates applicable to the period in which the differences between the tax basis and financial reporting basis of assets and liabilities reverse.

              The provision for income taxes differs from the statutory U.S. Federal income tax rate due to the following:

	2001	2001

Provision at U.S. statutory rate	34.0%	34.0%
State income tax, net of federal tax effect	5.2	5.2
Net operating losses not allowed at the state level	6.9	1.6
Other	0.8	(0.6)
Change in valuation allowance	(20.9)	7.0
Benefit of tax credit carryforwards	(26.0)	(22.1)

Effective tax rate	0.0%	25.1%

              The components of the net deferred income tax asset as of December 31, 2001 are as follows:

Net operating loss carryforwards	$20,206,738
Tax credit carryforwards	1,353,841
Cumulative temporary differences	(1,035,601)

20,524,978
Valuation allowance	(19,756,978)

Net deferred tax asset	$ 768,000

              The valuation allowance increased from $23,627,517 as of December 31, 1999 to $23,859,912 as of December 31, 2000 and decreased to $19,756,978 as of December 31, 2001. The Company believes sufficient uncertainty exists regarding the realizability of its net deferred income tax assets because the net operating loss and tax credit carryforwards may expire before they can be utilized and accordingly, a valuation allowance has been established. The realization of the net deferred income tax asset is also dependent on generating sufficient taxable income in future years. Although realization is not assured, management believes it is more likely than not that the recorded net deferred income tax asset will be realized. The amount of the deferred tax asset considered realizable, however, could be reduced in the near term if estimates of future taxable income are reduced.

              At December 31, 2001, the Company had net operating loss carryforwards of approximately $57 million available to offset future Federal taxable income. These loss carryforwards expire through the year 2021 as follows:

2002	$ 5,000,000
2003	10,000,000
2004	9,000,000
2005	11,000,000
2006	7,000,000
Remainder	15,000,000

$ 57,000,000

              In 2001, $6 million of net operating losses expired. The availability and timing of the amount of prior losses to be used to offset taxable income in future years may be limited due to various tax law provisions, including any change in ownership interest of the Company resulting from significant stock transactions.

7.           401(k) Plan

              The Company has a 401(k) plan and participants in the plan may make a contribution as a percentage of their gross wages subject to the applicable government limits. The Company matches 5% of contributions on eligible wages.

The Company matching contribution vests at 20% per year over a five-year period. The Company contributed approximately $261,000 and $210,000 to the plan during 2001 and 2000, respectively.

8.           Stockholders' Equity

              Preferred Stock

              On January 29, 1996, the Company’s Board of Directors approved a Rights Agreement. The adoption of the Rights Agreement is intended as a means to guard against takeover tactics designed to gain control of the Company without paying all stockholders full and fair value.

              Under the Rights Agreement, stockholders will receive five Rights to purchase one one-hundredth of a share of Series A Preferred Stock for each outstanding share of the Company’s Common Stock of record held at the close of business on February 12, 1996.

              The Rights, which will initially trade with the Common Stock, become exercisable to purchase one one-hundredth of a share of Series A Preferred Stock, at $2.00 per Right, when a third party acquires 15 percent or more of Common Stock or announces a tender offer which could result in such person owning 15 percent or more of Common Stock. Each one one-hundredth of a share of Series A Preferred Stock has terms designed to make it substantially the economic equivalent of one share of Common Stock. Prior to a third party acquiring 15 percent, the Rights can be redeemed for $.001 each by action of the Board. Under certain circumstances, if a third party acquires 15 percent or more of Common Stock, the Rights permit the holders to purchase Teknowledge Common Stock having a market value of twice the exercise price of the Rights, in lieu of the Preferred Stock. In addition, in the event of certain business combinations, the Rights permit purchase of the Common Stock of an acquirer at a 50 percent discount. In either case, Rights held by the acquirer will become null and void.

              Stock-Based Compensation Plans

              The Company has two stock option plans accounted for under APB Opinion 25. The stock option plan for employees is called the Teknowledge Corporation 1998 Stock Option Plan (the “1998 Plan”) and the stock option plan for Directors called the Teknowledge Plan for Non-Employee Directors (the “Directors’ Plan”).

              The aggregate number of shares issued under the 1998 Plan may not exceed 2,345,101 shares of Common Stock and 250,833 shares were available for future grant as of December 31, 2001. The Board of Directors has granted options to employees that are either incentive stock options (“ISO”) or non-statutory stock options (“NSO”). For ISO, the exercise price of the common stock options may not be less than the fair market value on the date of grant. For NSO, the exercise price of the common stock may not be less than 85% of the fair market value of the common stock on the date of grant. Options that have been granted normally vest in quarterly increments starting the second year of a four-year term and expire ten years after the grant date.

              The aggregate number of shares issued under the Directors’ Plan may not exceed 100,000 shares of Common Stock and 20,000 shares were available for future grant as of December 31, 2001. Under this plan, non-employee directors are entitled to receive annual option grants to purchase 3,000 shares of Common Stock on their initial election to the Board and thereafter on the anniversary date of their election to the Board. Options, which are granted at fair market value, are exercisable one year after the grant date and expire ten years from the grant date.

              As of December 31, 2001, the following number of shares of Common Stock have been reserved for future issuance under both Plans:

Teknowledge Corporation 1998 Stock Option Plan	1,445,728
Stock Option Plan for Non-Employee Directors	87,000

1,532,728

              A summary of the status of the Company’s stock option plans as of December 31, 2001 and 2000 is presented below:

	2001		2000
		Weighted		Weighted
		Average		Average
	Options	Ex Price	Options	Ex Price

Oustanding at beg. of year	1,223,291	$ 3.53	1,104,012	$ 2.10
Granted	97,000	2.56	640,500	3.88
Exercised	(6,333)	2.00	(433,365)	0.37
Forfeited	(52,063)	4.35	(87,866)	3.66

Outstanding at end of year	1,261,895	$ 3.44	1,223,291	$ 3.53

Exercisable at end of year	592,672	$ 3.36	299,307	$ 3.10
Weighted average fair value
per option granted	$ 2.12		$ 3.60

              The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
		Wtd Avg
Range of		Contractual	Wtd Avg		Wtd Avg
Ex Prices		Life	Ex Price		Ex Price
($’s)	Options	(Years)	($’s)	Options	($’s)

0.05 – 1.00	7,003	2.6	0.47	7,003	0.47
1.01 – 2.00	92,000	7.2	1.71	35,500	1.65
2.01 – 3.00	460,855	7.9	2.14	235,347	2.15
3.01 – 4.00	252,100	7.8	3.73	125,954	3.70
4.01 – 5.00	408,500	8.3	4.75	166,402	4.68
5.01 – 11.25	41,437	7.9	7.50	22,466	5.06

0.05 – 11.25	1,261,895	7.9	3.44	592,672	3.36

              Had compensation cost for these plans been determined consistent with SFAS No. 123, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts.

		2001	2000

Net income	As reported	$703,720	$392,017
	Pro forma	$165,356	$(149,695)

Diluted EPS	As reported	$0.12	$0.07
	Pro forma	$0.02	$(0.03)

              The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2001 and 2000, respectively: risk-free interest rates of 4.7% and 6.2%; expected lives of 5.5 years for both periods; expected volatility of 75% for both periods; and expected dividend yield of 0% for both periods.

9.           Other Income (Expense)

              The composition of other income and expense is as follows:

	2001	2001

Interest income	$ 34,302	$ 64,770
Interest expense	(109,176)	(56,501)
Other	50,071	44

	$ (24,803)	$ 8,313

10.           Commitments and Contingencies

              Customer Dispute

              Teknowledge is currently involved in a dispute with a customer over a manufacturing-related license fee paid prior to 1996. The customer has sent the matter to collection. Teknowledge disputes the customer’s interpretation, and believes it is not consistent with its contract. Litigation is possible, but not anticipated at this time. The Company has accrued $50,000 as of December 31, 2001 related to this customer dispute. The amount represents a settlement offered by the Company to the customer, which has yet to be accepted by the customer.

              Legal Proceedings

              On March 30, 2001, Teknowledge Corporation, SAP America, Inc., and SAP Aktiengesellschaft agreed to a full settlement of all outstanding lawsuits. The subjects of the lawsuit were Teknowledge’s U.S. Patent 4,591,983, entitled “Hierarchical Knowledge System” issued May 27, 1986, and U.S. Patent 4,783,752, entitled “Knowledge Based Processor for Application Programs Using Conventional Data Processing Capabilities” issued November 8, 1988. As part of the settlement agreement, SAP paid Teknowledge $750,000 for use of the Company’s intellectual property referenced above. Teknowledge agreed not to commence any patent infringement suits against SAP relating to any of Teknowledge’s patents, and both parties agreed to dismiss their current claims against each other.

              The Company was a party to a collection action against fashionmall.com (NASDAQ: FASH) arising from fashionmall’s failure to pay fees due pursuant to a software services agreement between the parties. The Company instituted an arbitration proceeding on March 28, 2000 for breach of contract. In response, fashionmall.com cross-claimed for breach of contract, fraudulent misrepresentation, negligent misrepresentation, negligent performance of services and breach of good faith and fair dealing. On November 5, 2001, the Company and fashionmall.com agreed to a full settlement of all outstanding claims. As part of the settlement, fashionmall.com transferred to the Company $165,000 in cash and both parties agreed to dismiss their claims against each other.

11.           Related Party Transactions

              In November 1999, Teknowledge agreed to provide $1,200,000 in seed money (valued consistently with other investors) for a new web-based company, GlobalStake.com, which was spun off from Teknowledge Corporation. GlobalStake.com began by offering full service, discounted consumer real estate transactions on the Internet, but in December 2000 it modified its strategy to focus on a business-to-business model for conducting commercial real estate mortgages. Teknowledge has reviewed the cash flow projections, existing customer pipeline, outside investment opportunities, and available credit sources of GlobalStake.com, and has determined that its investment is not impaired. However, as GlobalStake.com is a business with limited cash and all the associated risks of a start-up business, its success is dependent on market demand for mortgage loans, fluctuations in interest rates, the ability to hire qualified brokers, and the ability to secure mortgage financing sources and to negotiate a competitive arrangement. The Company intends to periodically review its investment in GlobalStake.com for impairment.

              To date Teknowledge has provided: (1) approximately $1,206,000 (including approximately $72,000 during 2001- see details below and $923,000 in 2000) in cumulative seed cash and services; (2) the proprietary information and technology developed in support of the GlobalStake.com business plan; and (3) licenses to practice Teknowledge’s patent portfolio. As of December 31, 2001 the Company has fulfilled its investment obligation with GlobalStake.com and has no future obligation.

              The Company’s CEO represents Teknowledge in one out of six seats on the Board of Directors of GlobalStake.com. He owns approximately 7% of the common shares on a diluted basis at December 31, 2001. These are nonvoting shares.

              The Company’s investment in GlobalStake.com during 2001 of approximately $72,000 was in the form of funding GlobalStake.com's payroll and operating expenses. The Company’s investment in GlobalStake.com during 2000 of approximately $923,000 was in the form of funding GlobalStake.com’s payroll and operating expenses ($572,000) as well as consulting services rendered by the Company at normal billing rates ($351,000).

12.           Segment Reporting

              During 1998, the Company adopted SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” SFAS No. 131 requires a new basis of determining reportable business segments, i.e., the management approach. This approach requires that information used by management to assess performance and manage a company’s resources be the source for segment information disclosure. SFAS 131 also establishes standards for related disclosures about products and services, geographic areas and major customers.

              The Company provides software products and consulting services for government and commercial applications through five interdependent operating units. The chief decision maker, the Company’s CEO, views the operating units as an interdependent matrix of technical personnel, management and engineering services, technology and other resources that are shared in the course of business. Discrete financial information is not available for each operating unit, other than revenue and cost of revenue information. Moreover, the Company does not account for or report to the CEO its assets or capital expenditures by operating unit. Operating costs and expenses are managed by functional areas. Decisions about resource allocation are based on utilization rates of the employees. Performance assessment for managers in any operating unit is based primarily on technical performance and overall profitability of the Company. Prior to 2001, the CEO viewed the five operating units as operating within one reportable segment based on the information used to assess performance and allocate resources. During 2001, due to the expansion of the Company’s commercial operations as well as other information used in assessing performance and allocating resources, the five operating units were viewed as operating within two reportable segments, government and commercial. The commercial segment includes Financial Systems, patent and technology licensing, and the commercial business applications of Security Systems. The government segment includes the government–sponsored operations of the following business units: Security Systems, Training Systems, Distributed Systems and Knowledge Systems.

              Financial information about segments (in thousands):

	Commercial	Government	Total
Year ended December 31, 2001:

Revenues	$ 7,183	$ 10,081	$ 17,264
Cost of revenue	5,368	6,939	12,307

Gross profit	$ 1,815	$ 3,142	$ 4,957

Year ended December 31, 2000:

Revenues	$ 5,166	$ 9,210	$ 14,376
Cost of revenue	3,648	6,140	9,788

Gross profit	$ 1,518	$ 3,070	$ 4,588

              Revenue for customers in the United States of America represented approximately 97% and 100% in 2001 and 2000, respectively.

13.           Unaudited Quarterly Financial Data

Quarterly Results Summary
(In thousands, except per share date)
	First	Second	Third	Fourth	Total
Year ended December 31, 2001:

Revenues	$ 5,247	$ 4,634	$ 4,044	$ 3,339	$ 17,264
Gross profit	1,428	1,180	1,387	961	4,956
Net income	358	128	150	68	704
Diluted net income per share	0.06	0.02	0.02	0.02	0.12

Year ended December 31, 2000:

Revenues	$ 2,754	$ 4,020	$ 4,195	$ 3,407	$ 14,376
Gross profit	761	1,045	1,232	1,550	4,588
Net income	45	63	125	159	392
Diluted net income per share	0.01	0.01	0.02	0.03	0.07