Form 10KSB/A
period 2001-12-31
TEKNOWLEDGE CORP
filed 2002-05-01
CIK 716214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A

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

On March 22, 2002, there were 5,715,751 shares of Common Stock, $.01 par value per share, of the registrant outstanding.

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

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 15(a) of the Exchange Act

              The Board of Directors currently consists of six members: Neil A. Jacobstein, Dr. Larry E. Druffel, Ivan Lustig, General Robert T. Marsh (Ret.), Benedict O’Mahoney, and James C. Workman.

              Neil A. Jacobstein. Mr. Jacobstein, 47, has served as Chairman of the Board, Chief Executive Officer and President of Teknowledge since November 22, 1999. He served as President and Chief Operating Officer and a Director of the Company from January 1993 to November 22, 1999. After joining Teknowledge in 1984, Mr. Jacobstein was promoted over a nine–year period to: Senior Knowledge Engineer, Manager of the Research and Advanced Development Group, Vice President and General Manager of Research and Advanced Systems Development, and Vice President and General Manager of the Knowledge Systems Division. Mr. Jacobstein initiated Teknowledge’s eCommerce business unit in 1996. In 1998, he was appointed to the Technology Advisory Board of the U.S. Army’s Simulation, Training, and Instrumentation Command (STRICOM). Prior to joining Teknowledge, Mr. Jacobstein was a Graduate Research Intern and consultant at Xerox PARC, and a Research Associate at CBNS. Since 1992, he has served as the Chairman of the Board of Directors of the Institute for Molecular Manufacturing, a non–profit organization. Since November 1999, he has served as a Director of GlobalStake.com. In 1999, Mr. Jacobstein was elected a Henry Crown Fellow in the Aspen Institute’s executive leadership program.

              Benedict O’Mahoney. Mr. O’Mahoney, 42, is Vice President, Administration and Legal Affairs of the Company. Mr. O’Mahoney was elected to the Board in November 1999. Mr. O’Mahoney joined the Company in 1996 as Corporate Counsel. From 1991 to 1996, Mr. O’Mahoney practiced intellectual property law and he served as General Counsel for Slatt Mortgage Company from 1988 to 1995. Mr. O’Mahoney serves on the Board of Directors of the Virtual Reality Education Foundation, a non–profit organization.

              General Robert T. Marsh. General Marsh (retired four star Air Force general), 77, was elected a director of American Cimflex Corporation (a predecessor to the Company) in 1987. He served as Chairman of the Board of Thiokol Corporation until his retirement in 1991. On April 20, 2001, General Marsh retired as Executive Director of the Air Force Aid Society, a non–profit charitable organization serving the Air Force community, a position he had held since 1995. In 1997 he served as Chairman of the President’s Commission on Critical Infrastructure Protection. General Marsh joined the Board of SI International in December 1998 and continues to serve on the Board. He serves as Chairman of the Board of Verint Technology Inc. and he is a trustee emeritus of MITRE Corporation. General Marsh is Chairman of the Company’s Finance and Audit Committee.

              Ivan Lustig. Mr. Lustig, 43, was elected to the Board in March 2001. Mr. Lustig has served as Managing Director and Head of Media Investment Banking of ABN AMRO Inc. since 1999. Prior to that he spent eleven years at Schroder & Co., the last four years as Managing Director and Head of US Media and Communications Investment Banking. Before joining Schroder & Co., he was Vice President at L.F. Rothschild & Co., Inc. Mr. Lustig is a Trustee of the American Museum of the Moving Image and a member of the Socrates Society of the Aspen Institute. Mr. Lustig holds a Bachelor of Science, Master of Engineering, and Master of Business Administration degrees from Cornell University.

              Dr. Larry E. Druffel. Dr. Druffel, 61, was appointed to the Board of Directors in April 1997. Since 1996, he has served as President and a Director of the South Carolina Research Authority (SCRA), a public non–profit organization. He holds a Doctorate Degree in Computer Science from Vanderbilt University and a Master’s Degree in Computer Science from the University of London, and was a Director of the Software Engineering Institute at Carnegie–Mellon University from 1986 to 1996. He also served on the Board of Rational Software Corp. from 1986 to 1993. He is Chairman of the

Board of the Advanced Technology Institute, and a member of the Board of the South Carolina Technology Alliance, both private non–profit corporations. He is a Director of Knowledge Sentry, a Greenville South Carolina company, since 2000. He has served as a member of the Board of Directors, Environmental Enterprise Group, since 2001.

              James C. Workman. Mr. Workman, 59, has served on the Board since October 20, 1992. He was appointed Chairman of the Board, Chief Executive Officer and President of the Company on an interim basis effective October 20, 1992. With the appointment of Dr. Hayes–Roth and Mr. Jacobstein to executive positions in 1993, Mr. Workman resigned from his interim executive officer position but retained a seat on the Board. Mr. Workman is active in several community organizations in Wisconsin. He is a member of the Executive Council and Board of Trustees of the Diocese of Fond Du Lac. His primary employment is as a self–employed attorney/consultant. Mr. Workman is Chairman of the Company’s Human Resources Committee.

Item 10.   Executive Compensation

              The following table sets forth the cash compensation paid to the Chief Executive Officer and the two most highly compensated executive officers of the Company whose annual salary and bonus exceeded $100,000 for all services to the Company in the years ended December 31, 2001, 2000, and 1999.

SUMMARY COMPENSATION TABLE

Annual Compensation

Name and Principal Position	Year	Salary $(1)	Bonus $(2)
Neil Jacobstein, Chair, Pres, CEO
Neil Jacobstein, Chair, Pres, CEO
Neil Jacobstein, Pres, COO

Benedict O’Mahoney, VP Adm & Legal
Benedict O’Mahoney, VP Adm & Legal
Benedict O’Mahoney, VP Adm & Legal

Dennis Bugbee, VP and CFO
Dennis Bugbee, VP and CFO
Dennis Bugbee, Director of Finance
	2001 2000 1999 2001 2000 1999 2001 2000 1999	202,999 205,040 162,770 131,971 126,800 107,086 141,894 134,162 116,383	151,605 114,000 64,891 30,750 25,087 36,710 10,125 16,061 12,843

(1)	Includes 401(k) deferred compensation and 5% Company matching provision.
(2)	The bonuses set forth in this column are generally paid after the conclusion of the annual audit following the year to which they relate. Mr. Jacobstein earned a bonus of $120,892 for 2000 that was paid in 2001 by action of the Board of Directors, the remainder is accrued bonus for 2001.

AGGREGATE OPTION EXERCISES IN LAST FISCAL YEAR AND FISCAL
YEAR-END OPTION VALUE

              The following table provides the specified information concerning exercises of options to purchase the Company’s Common Stock in the fiscal year ended December 31, 2001, and unexercised options held as of December 31, 2001, by the persons named in the summary compensation table above.

Name	Shares Acquired on Exercise (#)	Value Realized(1)	Number of Securities Underlying Unexercised Options at FYE (Exercisable/ Unexercisable) (#)	Value of Unexercised In–the–Money Options at FYE (Exercisable/ Unexercisable) ($)(2)
Neil Jacobstein, Chair, Pres, CEO	–	–	–/–	–/–
Benedict O’Mahoney, VP Adm & Legal	–	–	36,833/35,167	38,066/36,125
Dennis Bugbee, VP and CFO	–	–	33,333/31,667	38,066/36,125

(1)	The value realized upon exercise is the difference between the exercise price and the closing bid price at the close of business on the date the stock is exercised.
(2)	The value of unexercised in–the–money options is determined by multiplying the number of shares under the option by the difference between the December 31, 2001 closing price of $3.75 and the grant price.

Directors’ Compensation

              Each non–employee member of the Board of Directors receives cash compensation totaling $10,000, which is paid in quarterly increments of $2,500. In addition to their regular compensation, directors are entitled to be reimbursed for related travel, lodging, and other expenses in attending board and committee meetings.

Employment Contracts and Termination of Employment and Change of Control Arrangements

              Neil Jacobstein, Chairman of the Board, Chief Executive Officer, and President, has an employment agreement with the Company that provides for a 2002 base salary of $234,000. Mr. Jacobstein voluntarily froze his base salary increase in 2001 and has not received stock options since 1994. Mr. Jacobstein’s employment agreement includes an incentive compensation plan that provides for additional compensation when certain target objectives are achieved in six strategic categories that have been determined and assessed by the Board of Directors to a maximum of 120% of his annual base salary. Mr. Jacobstein has a severance package that entitles him to severance benefits equal to his most recent twelve–month salary and bonus. In the event of a change of control, defined as any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation, Mr. Jacobstein will be entitled to severance benefits to include: (i) full accrued salary and vacation pay, (ii) accrued incentive compensation awarded or determined to be awarded by the Board of Directors, (iii) insurance coverage, (iv) retirement benefits and (v) a lump sum severance payment equal to two times the total cash compensation.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

              The following table sets forth certain information concerning the beneficial ownership of Common Stock as of April 15, 2002 by persons known to the Company to own beneficially more than 5% of the Common Stock, by each of the directors of the Company, by each of the executive officers named in the Summary Compensation Table, and by all directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner(1)	Common Stock Owned Beneficially(2)	Percentage of Class(3)
Mark J. Hanna
3800 S. Ocean Dr.
Hollywood, FL 33019

Dennis A. Bugbee(4)

Larry E. Druffel(4)

Fredrick Hayes–Roth
1810 Embarcadero Road
Palo Alto, CA 94303

Neil A. Jacobstein(4)

Ivan L. Lustig(4)

Robert T. Marsh(4)

Benedict O’Mahoney(4)

James C. Workman(4)

All Directors and Executive Officers of the
Company as a Group (7 Persons)	385,000(5) 86,181(6) 20,000(7) 542,552(8) 700,857(8) 3,000(10) 22,000(11) 43,499(12) 22,000(13) 897,537(14)	6.7% 1.5% * 9.5% 12.3% * * * * 15.3%

*	Less than 1%
(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.
(2)	All share numbers have been adjusted to give effect to a one–for–five reverse stock split on December 22, 1998. Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options.
(3)	Calculated on the basis of 5,717,751 shares outstanding as of April 30, 2002, provided that any additional shares of Common Stock that a stockholder has the right to acquire within 60 days after April 30, 2002 are deemed to be outstanding for purposes of calculating that stockholder’s percentage beneficial ownership.
(4)	The address of all directors and executive officers is the Company’s Executive Offices located at 1810 Embarcadero Road, Palo Alto, California 94303.
(5)	Based solely on a Schedule 13G filed by Mark Hanna with the Securities and Exchange Commission on June 14, 2001.
(6)	Includes 41,249 shares that may be purchased upon the exercise of employee stock options that are currently exercisable or will become exercisable within 60 days of April 30, 2002.
(7)	Includes 12,000 shares that may be purchased upon the exercise of director stock options that are currently exercisable or will become exercisable within 60 days of April 30, 2002.
(8)	Dr. Hayes–Roth resigned from his positions as Chairman and CEO of Teknowledge on November 22, 1999. The information concerning the Common Stock owned beneficially by Dr. Hayes–Roth was obtained from a Form 4 filed with the Securities and Exchange Commission on March 28, 2000.
(9)	Mr. Jacobstein has exercised all of his stock options. Includes 20,000 shares owned by Mr. Jacobstein’s spouse; however, Mr. Jacobstein disclaims beneficial ownership.

(10)	Includes 3,000 shares that may be purchased upon the exercise of director stock options that are currently exercisable or will become exercisable within 60 days of April 30, 2002. Ivan Lustig was elected to the Board on March 12, 2001.
(11)	Includes 22,000 shares that may be purchased upon the exercise of director stock options that are currently exercisable or will become exercisable within 60 days of April 30, 2002.
(12)	Includes 44,749 shares, which may be purchased upon the exercise of employee stock options that are currently exercisable or will become exercisable within 60 days of April 30, 2002.
(13)	Includes 18,000 shares that may be purchased upon the exercise of director stock options that are currently exercisable or will become exercisable within 60 days of April 30, 2002. Mr. Workman’s spouse owns 4,000 shares beneficially.
(14)	Includes options for 138,498 shares that are currently exercisable or will become exercisable within 60 days of April 30, 2002.

Item 12.   Certain Relationships and Related Transactions

              In November 1999, Teknowledge agreed to provide $1,200,000 in seed money (valued consistently with other investors) for a new web–based company, GlobalStake.com, which was spun off from Teknowledge Corporation. GlobalStake.com began by offering full service, discounted consumer real estate transactions on the Internet, but in December 2000 it modified its strategy to focus on a business–to–business model for conducting commercial real estate mortgages. Teknowledge has reviewed the cash flow projections, existing customer pipeline, outside investment opportunities, and available credit sources of GlobalStake.com, and has determined that its investment is not impaired. However, as GlobalStake.com is a business with limited cash and all the associated risks of a start–up business, its success is dependent on market demand for mortgage loans, fluctuations in interest rates, the ability to hire qualified brokers, and the ability to secure mortgage financing sources and to negotiate a competitive arrangement. The Company intends to periodically review its investment in GlobalStake.com for impairment.

              To date Teknowledge has provided: (1) approximately $1,206,000 (including approximately $72,000 during 2001 as described below and $923,000 in 2000) in cumulative seed cash and services; (2) the proprietary information and technology developed in support of the GlobalStake.com business plan; and (4) licenses to practice Teknowledge’s patent portfolio. As of December 31, 2001 the Company has fulfilled its investment obligation with GlobalStake.com and has no future obligation. The Company’s CEO, Neil Jacobstein, represents Teknowledge in one out of six seats on the Board of Directors of GlobalStake.com. He owns approximately 7% of the GlobalStake.com common shares on a diluted basis at December 31, 2001. These are nonvoting shares.

              The Company’s investment in GlobalStake.com during 2001 of approximately $72,000 was in the form of funding GlobalStake.com’s payroll and operating expenses. The Company’s investment in GlobalStake.com during 2000 of approximately $923,000 was in the form of funding GlobalStake.com’s payroll and operating expenses ($572,000) as well as consulting services rendered by the Company at normal billing rates ($351,000).

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

Teknowledge Corporation

Date: April 30, 2002	By: /s/ Neil A. Jacobstein
Neil A. Jacobstein
Chairman of the
Board of Directors

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Neil A. Jacobstein	Chairman of the Board of Directors	April 30, 2002
Neil A. Jacobstein	and Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis A. Bugbee	Vice President Finance,	April 30, 2002
Dennis A. Bugbee	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Benedict O’Mahoney	Director, Vice President,	April 30, 2002
Benedict O’Mahoney	Administration and Legal Affairs

/s/ Lawrence Druffel	Director	April 30, 2002
Lawrence Druffel

/s/ Ivan Lustig	Director	April 30, 2002
Ivan Lustig

/s/ General Robert T. Marsh	Director	April 30, 2002
General Robert T. Marsh (Ret.)

/s/ James C. Workman	Director	April 30, 2002
James C. Workman

ANNUAL REPORT ON FORM 10-KSB

ITEM 7, ITEM 13(a)(1) and (2), and (c)

LIST OF FINANCIAL STATEMENTS

CERTAIN EXHIBITS

FINANCIAL STATEMENTS AS OF DECEMBER 31, 2001
AND FOR EACH OF THE TWO YEARS ENDED DECEMBER 31, 2001

TEKNOWLEDGE CORPORATION

PALO ALTO, CALIFORNIA

TEKNOWLEDGE CORPORATION

FORM 10-KSB - ITEM 13(a)(1) and (2)

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of Teknowledge Corporation are included in Item 7:

Page

Reports of Independent Public Accountants	31–32

Consolidated Balance Sheet - December 31, 2001	33

Consolidated Statements of Operations and Comprehensive Income –
Years ended December 31, 2001 and 2000	34

Consolidated Statements of Stockholders’ Equity – Two years ended December 31, 2001	35

Consolidated Statements of Cash Flows – Years ended December 31, 2001 and 2000	36

Notes to Consolidated Financial Statements	37 – 48

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

38

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