Form 10QSB
period 2001-12-31
TEKNOWLEDGE CORP
filed 2002-05-15
CIK 716214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from _____________to____________

Commission File Number: 0-14793

TEKNOWLEDGE CORPORATION
(Exact name of small business isuuer as specified in its charter)

Delaware	94-2760916
(State of Incorporation)	(I.R.S. Employer Identification No.)

1810 Embarcadero Road, Palo Alto, California 94303
(Address of principal executive offices)(Zip Code)

 (650) 424-0500
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]      No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 1, 2002

Common Stock, $0.01 par value	5,715,751

TABLE OF CONTENTS

			Page No.
	PART I.	FINANCIAL INFORMATION

Item 1.		Financial Statements

		Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001	3

		Consolidated Statement of Operations and Comprehensive Income (Loss)
		for the three months ended March 31, 2002 and 2001	4

		Consolidated Statements of Cash Flow for the three months ended
		March 31, 2002 and 2001	5

		Notes to the Unaudited Consolidated Financial Statements	6

Item 2.		Management's Discussion and Analysis of Financial Condition and Results of Operations	9

	PART II.	OTHER INFORMATION

Item 6.		Exhibits and Reports on Form 8-K	19

Signatures			19

PART I.  FINANCIAL INFORMATION

TEKNOWLEDGE CORPORATION
CONSOLIDATED BALANCE SHEET

	(Unaudited)
	March 31,	December 31,
	2002	2001

ASSETS

Current assets:
Cash and cash equivalents	$ 1,191,715	$ 1,570,783
Receivables:
Billed, net of allowance of $103,215 and $113,215, respectively	2,094,353	3,029,170
Unbilled	578,184	576,709

Total receivables	2,672,537	3,605,879
Deferred income taxes	396,365	396,365
Deposits and prepaid expenses	350,376	247,809

Total current assets	4,610,993	5,820,836

Capitalized software development costs, net of accumulated
amortization of $2,251,855 and $1,271,662, respectively	4,243,347	4,008,673

Fixed assets, at cost
Computer and other equipment	3,530,684	3,500,926
Furniture and fixtures	122,834	122,834
Leasehold improvements	819,904	819,904

	4,473,422	4,443,664
Less: Accumulated depreciation and amortization	(4,113,250)	(4,055,859)

	360,172	387,805
Investment in Globalstake	1,206,293	1,206,293
Deferred income taxes	371,635	371,635

Total assets	$ 10,792,440	$ 11,795,242

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 1,714,862	$ 2,171,312
Line of Credit	1,267,839	1,540,137
Payroll and related liabilities	670,507	730,472
Other accrued liabilities	570,967	543,615

Total current liabilities	4,224,175	4,985,536

Commitments and contingencies	–	–

Stockholders’ equity
Preferred stock, $.01 par value, authorized 2,500,000 shares
Series A Convertible Preferred Stock, none issued	–	–
Common stock, $.01 par value, authorized 25,000,000 shares,
5,715,751 and 5,697,168 shares issued
and outstanding, respectively	57,158	56,972
Additional paid-in capital	1,825,605	1,784,675
Retained earnings since January 1, 1993
(following quasi-reorganization)	4,685,502	4,968,059

Total stockholders’ equity	6,568,265	6,809,706

Total liabilities and stockholders’ equity	$ 10,792,440	$ 11,795,242

The accompanying notes are an integral part of this consolidated financial statement.

TEKNOWLEDGE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	(Unaudited)
Three Months Ended March 31,	2002	2001

Revenues	$ 3,013,434	$ 5,247,407
Cost of revenue	2,447,445	3,819,238

Gross profit	565,989	1,428,169
Operating expenses:
General and administrative	720,388	680,770
Sales and marketing	102,377	159,742
Research and development	34,789	68,873

Total operating expenses	857,554	909,385

Operating income (loss)	(291,565)	518,784
Other income (expense), net	9,008	(41,091)

Income (loss) before provision for income taxes	(282,557)	477,693
Provision for income taxes	–	119,423

Net income (loss) and comprehensive income (loss)	$ (282,577)	$ 358,270

Net income (loss) per share:
Basic	$ (0.05)	$ 0.06

Diluted	$ (0.05)	$ 0.06

Shares used in computing net income (loss) per share:
Basic	5,706,790	5,690,635

Diluted	5,706,790	5,748,078

The accompanying notes are an integral part of this consolidated financial statement.

TEKNOWLEDGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
Three Months Ended March 31,	2002	2001

Cash flows from operating activities:
Net income (loss)	$ (282,557)	$ 358,270
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and Amortization	474,603	284,949
Provision (benefit) for doubtful accounts	(10,000)	40,000
Changes in assets and liabilities:
Receivables	943,342	(644,726)
Deposits and prepaid expenses	(102,567)	21,208
Deferred income taxes	–	122,000
Accounts payable	(456,450)	605,218
Accrued liabilities	(32,613)	207,836

Net cash provided by operating activities	533,758	994,755

Cash flow from investing activities
Investment in GlobalStake	–	(41,210)
Capitalization of software development costs	(651,886)	(549,000)
Purchase of fixed assets	(29,758)	(46,013)

Net cash used by investing activities	(681,644)	(636,223)

Cash flow from financing activities
Proceeds from the issuance of common stock	41,116	–
Net payment of line of credit	(272,298)	(51,800)

Net cash used by financing activities	(231,182)	(51,800)

Net increase (decrease) in cash and cash equivalents	(379,068)	306,732
Cash and cash equivalents at the beginning of period	$ 1,570,783	$ 1,049,052

Cash and cash equivalents at the end of period	$ 1,191,715	$ 1,355,784

The accompanying notes are an integral part of this consolidated financial statement.

TEKNOWLEDGE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2002

1.             Interim Statements

              The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These interim statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10–KSB for the fiscal year ended December 31, 2001. In the opinion of management, these interim statements include all adjustments, consisting of normal, recurring adjustments, which are necessary for a fair presentation of results for such periods. The results of operations for any interim period presented herein are not necessarily indicative of results that may be achieved for the entire fiscal year ending December 31, 2002.

2.            Accounts Receivable

              The majority of the Company’s accounts receivable are due from commercial and government customers. Credit is extended based on evaluation of the customers’ financial condition and, generally, collateral is not required. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management regularly evaluates the allowance for doubtful accounts. The estimated losses are based on the aging of our accounts receivable balances and our historical write–off experience, net of recoveries. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

3.            Net Income (Loss) Per Share

              Basic earnings (loss) per share is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares of outstanding common stock plus the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of shares issuable upon the exercise of outstanding common stock options. All potentially dilutive securities have been excluded from the calculation of the net loss per share for the three–month period ended March 31, 2002, as their inclusion would be anti–dilutive.

              Diluted income (loss) per share for the three–month period ended March 31, 2001 excludes the effect of certain out–of–the–money stock options, as their inclusion would be anti–dilutive. The number of out–of–the–money stock options excluded for the three–month period ended March 31, 2001 was 743,350.

              A summary of the earnings (loss) per share calculation for the three–month periods ended March 31, 2002 and 2001 is as follows (in thousands, except per share amounts).

	Three Months
	Ended March 31,
	2002	2001
Basic earnings (loss) per share:
Net income (loss)	$ (283)	$ 358

Weighted average common shares	5,707	5,691

Basic earnings per share	$ (0.05)	$ 0.06

Diluted earnings (loss) per share:
Net income (loss)	$ (283)	$ 358

Weighted average common shares	5,707	5,691
Dilutive potential common shares from stock options	–	57

Diluted weighted average common shares	5,707	5,748

Diluted earnings (loss) per share	$ (0.05)	$ 0.06

4.            Revenue Recognition

              The Company derives revenue from research and development contracts (Contract R&D) with the U.S. Government and from sales of software products and services for financial systems, patent and technology licensing, and commercial business applications of government Security Systems to commercial customers.

              (a)  Contract Revenue

              The Company principally uses the percentage–of–completion method of accounting for contract revenues for both government and commercial projects. The percentage–of–completion method is based on total costs incurred to date compared with estimated total costs upon completion of contracts. The Company charges all losses on contracts to operations in the period when the loss is known. For contracts that do not meet the criteria for the percentage–of–completion method, the Company recognizes contract revenue on a milestone achievement basis. For government contracts, fifteen percent of the fee (approximately one percent of the total contract award) is retained and may be billed after the final indirect rates are submitted to the government. The final indirect rates are not submitted to the government until they have been reviewed and approved by the Defense Contract Audit Agency. Revenue on the retained fee is not recognized until billed to the government. As of March 31, 2002, the Company calculated that it had approximately $293,000 of retained fees on its completed contracts to be recognized in future periods. The Company has not received final overhead rate approval from government agencies for costs incurred the fiscal years 1998 through March 31, 2002. Accordingly, in addition to the retained fee, the Company has recorded a rate adjustment reserve of $300,000 related to potential audit agency adjustments to the Company’s indirect overhead rates.

              (b)  Software License and Services

              Revenue is recognized in accordance with SOP 97–2, and accordingly the Company recognizes software license revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, collection of the resulting receivable is probable, and vender specific objective evidence (“VSOE”) exists to allocate the total fee among all delivered and undelivered elements in the arrangement. The Company delivers the software to customers electronically or on a CD–ROM and assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. The Company also assesses collectibility based on the customer’s past payment history and its current credit–worthiness. The Company defines VSOE fair value as the price charged when the same element is sold separately and if not sold separately the price to be charged upon introduction as established by Management having the relevant authority. Revenue earned under software license agreements for the three months ended March 31, 2002 and 2001 was $141,250 and $311,825, respectively. Revenue from post–contract customer support and maintenance contracts is recognized ratably over the period the customer support services are provided, and software consulting services revenue is recognized as services are performed on a time and material basis.

5.           Segment Reporting

              The Company provides software products and consulting services for government and commercial applications through five interdependent operating units within two reporting segments. The chief decision maker, the Company’s CEO, views the operating units as an interdependent matrix of technical personnel, management and engineering services, technology and other resources that are shared in the course of business. Discrete financial information is not available for each operating unit, other than revenue and cost of revenue information. Moreover, the Company does not account for or report to the CEO its assets or capital expenditures by operating unit. Operating costs and expenses are managed by functional areas. Decisions about resource allocation are based on utilization rates of the employees. Performance assessment for managers in any operating unit is based primarily on technical performance and overall profitability of the Company. The commercial segment includes Financial Systems, patent and technology licensing, and the commercial business applications of Security Systems. The government segment includes the government–sponsored operations of the following business units: Security Systems, Training Systems, Distributed Systems and Knowledge Systems.

              Financial information about segments (in thousands):

	Commercial	Government	Total
Three months ended March 31, 2002:

Revenues	$ 1,016	$ 1,997	$ 3,013
Cost of revenue	1,231	1,216	2,447

Gross profit (loss)	$ (215)	$ 781	$ 566

Three months ended March 31, 2001:

Revenues	$ 2,397	$ 2,850	$ 5,247
Cost of revenue	2,092	1,727	3,819

Gross profit	$ 305	$ 1,123	$ 1,428

              Revenues from customers in the United States of America represented approximately 99.5% and 100.0% for the three months ended March 31, 2002 and 2001, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

              The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

              Teknowledge Corporation sells software product and service solutions. It is increasingly focused on account aggregation for the financial services industry, and anti–terror and defense applications for contract research and development services. The underlying security, training, and distributed knowledge systems technologies developed in contract research and development (“R&D”) are often directly applicable to financial services. Teknowledge designs intelligent transactions that deliver flexible, secure, and knowledge–based interactions with customers. These transactions enable organizations to codify their knowledge, use it to interpret data, and provide value–added services to end–users.

              The Company has five business operating units within two reporting segments. The operating units are interdependent in terms of infrastructure, talent, technology, and management incentives. The Financial Systems operating unit is focused on Teknowledge’s TekPortal™ solution, which provides customer information aggregation for the financial services industry. This focus is strengthened by Teknowledge’s knowledge processing capabilities, network security, web–based training, and distributed systems solutions. Teknowledge is a Value Added Reseller for components such as CheckPoint’s Firewall–1™ security product and Financial Fusion solutions. In addition, Teknowledge is qualified as a Microsoft Certified Partner.

              Teknowledge has four other operating units in complementary technical application areas. Security Systems (Information Assurance) provides network security solutions that protect the information stored in computer networks and ensure that information is accessible by the right people at the right time. Training Systems encapsulates traditional courseware into reusable electronic media, develops intelligent tutoring systems, and develops software to distribute the resulting courseware solutions on the Internet. Distributed Systems is focused on improving the quality, control, and timeliness of services on the Internet. Knowledge Systems is developing solutions for processing knowledge and making inferences about customer–supplied data. Virtually all of Teknowledge’s government and commercial projects involve processing application knowledge and distributing customer solutions over the Internet. Both commercial and government customers need these capabilities. The Company expects that the U.S response to the terrorist attacks on September 11, 2001, will eventually result in increased demand for these capabilities at the state and federal levels, although the proposal and contracting cycles are still long and may cause some funding delays. The response may take longer than expected. Teknowledge already has several teams focused on relevant defense and security applications, based on prior program funding.

              Many of Teknowledge’s customers need to provide knowledge–based transactions, supported by security, training, and distributed application performance solutions. Teknowledge supports its cutting–edge research and development capabilities by its historical ability to win national competitions sponsored by the Defense Advanced Research Projects Agency, the National Institute of Standards and Technology (NIST), and Small Business Innovation Research (SBIR) Programs sponsored by other agencies. R&D provides the government with next–generation capabilities, and Teknowledge with a very rich source of technology for its own focused product development, patents, and licensing.

              Teknowledge’s Financial Systems operating unit delivers TekPortal product and service solutions. TekPortal software gives financial services companies, such as Internet banks, the ability to provide customers with a single web site to manage their financial portfolio of bank, brokerage, credit card, and other accounts. TekPortal permits both information aggregation and transactions between accounts. The customer provides all of the account and transaction permissions. TekPortal is typically installed at the financial institution, and the financial institution provides its security and privacy policies. Teknowledge has several bank customers, and several value–added resellers for TekPortal, including NCR, Vexis, and Financial Fusion Inc.

              The exponential increase in information flowing through the World Wide Web has placed a premium on the ability to apply knowledge to enhance the value of information. This trend leverages Teknowledge’s expertise in knowledge processing and artificial intelligence. Knowledge has become the key enabler to providing informed advice on web sites as well as providing individualized training. Teknowledge’s Training Systems and Knowledge Systems units are collaborating on building and testing a knowledge–processing component that can be used by web servers and sales advice software such as Sales Associate™ and other applications. This new component is being developed for speed and flexibility. Unlike stand–alone expert systems, web–based knowledge systems enable collaborative relationships between people and computers in capturing, refining, distributing, and applying knowledge to solve business application problems. Knowledge that was once held only by people can now be processed consistently by a computer and distributed via a web server to millions of customers seven days a week, 24 hours a day. This type of "activated" knowledge can also be used by Teknowledge’s customers to serve advice, assess situations rapidly in a crisis, defend web sites from attack, or ensure the distribution of messages to the right people at the right time. These capabilities become increasingly valuable in times of crisis.

              Teknowledge creates and intends to license its intellectual property. The Company obtained its first software patent in 1986. In 2000, Teknowledge decided to make technology and patent licensing an on–going business activity, with the objective of bringing in multiple revenue streams. Teknowledge anticipates future licensing activity in this area, and has embarked on a program of contacting other companies for licenses. Teknowledge currently has nine U.S. software patents. Teknowledge has a large and active patents and technology licensing program. We expect to generate on–going revenue from this activity. However there can be no assurance that revenue from patent or technology licensing will be generated on a quarter–to–quarter basis.

              Teknowledge has been in business for over twenty years. The Company provides a challenging, collaborative, and customer–driven technical environment for employees. Teknowledge is headquartered in Palo Alto, California, with offices in Fairfax, Cleveland, Los Angeles and San Diego. The Company’s stock is traded on the NASDAQ SmallCap Market under the symbol TEKC. Teknowledge was incorporated on July 8, 1981, under the laws of the State of Delaware.

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

Certain Factors That May Affect Future Results of Operations and/or Stock Price

              The Company is actively seeking an outside investment to fund growth and to provide operating working capital. In the event the Company raises capital by issuing equity securities, such financing will decrease the percentage equity ownership of existing stockholders, and depending on the price at which the equity is sold, may result in significant economic dilution. The board of directors is authorized under the Company’s Certificate of Incorporation to issue preferred stock with preferences and privileges senior to those of the common stockholders without common stockholder approval. There can be no assurances that the Company will be able to obtain additional capital on acceptable terms, or at all. Rapid growth, if this occurs could strain technical, financial, and operational resources. The Company’s gross margins in new business areas may be lower than in existing business activities, and it may not be able to expand or maintain operations in a cost–effective or timely manner.

              Management believes that the market for TekPortal software continues to be a significant opportunity for Teknowledge and that its Financial Systems business will expand over time. The market for account aggregation software, however, continues to evolve rapidly and is populated by substantial competitors who are continuously developing competing software products and services. As is typical for a new and rapidly evolving industry, demand and market acceptance for account aggregation products and services are subject to a high level of uncertainty. As a result, many competitors have merged or dropped out of the market. Further, aspects of the business (including security, privacy, reliability, cost, ease of use, and quality of services) are undergoing rapid changes and review that may affect the use of information aggregation software in particular. The Company may be exposed to a higher risk of default and slower collections from small Financial Systems clients, compared to government customers. Teknowledge is addressing this difference by broadening its aggregation customer base and targeting larger financial institutions.

              The demand for account aggregation software will depend upon broad acceptance of new methods of conducting business and exchanging information over the Internet. It appears that banks in particular are moving to install account aggregation software, but economic uncertainty or negative events may slow the process. TekPortal is already in use at a number of bank sites. However, the continuing demand for specific products developed by the Company cannot be determined, nor can the viability of these products be determined at this time. As the market continues to change, there can be no assurance that the Company will be able to develop and bring to market products that will gain market acceptance or generate significant revenue or profits. If TekPortal or Teknowledge’s other products and services markets actually develop more slowly than expected, become saturated with competitors, or if the Company’s products do not achieve market acceptance, the Company’s business, financial condition, and results of operations may be materially and adversely affected. If a number of customers do not receive new products or services favorably, it could hurt the Company’s reputation and delay future expansion.

              Within the financial services industry, Teknowledge believes many companies are consolidating, creating larger competitors with greater resources and a broader range of products. The Company also competes with businesses delivering financial services through Internet portals, banks marketing their own Internet–based financial services, and non–bank financial service providers, such as brokerages and insurance companies, seeking to expand the breadth of their Internet product and services offerings. In addition, the Company’s customers may develop competing products. For example, a bank or brokerage may choose to develop its own software platform for Internet–based financial services. Several of the vendors offering data processing services to financial institutions also offer Internet banking solutions that may compete with the Company’s solutions. Many of the Company’s competitors and potential competitors may have significant advantages over the Company, including more extensive name recognition and marketing power, preferred vendor status with the Company’s existing and potential customers and significantly greater financial, technical, marketing and other resources, giving them the ability to offer free products or services to gain market share or to respond more quickly to new or changing opportunities, technologies and customer requirements. The Company’s competitors may also bundle their products in a manner that may discourage users from purchasing the Company’s products. Existing and potential competitors may establish cooperative relationships with each other or with third parties, or adopt unsustainable or aggressive pricing policies to gain market share. New competitors may also enter the market for aggregation services and other related solutions.

              Teknowledge has a quality assurance program to test its complex software products, but its software could still contain undetected errors or defects that may be discovered at any point in the life of the product. The Company has in the past discovered and corrected software errors in its products. After implementation, errors may be found from time to time in the Company’s new or enhanced products or services, or products or services it resells for strategic partners. These errors could cause the Company to lose revenues or cause a delay in market acceptance of its solutions or could result in liability for damages or injury to its reputation. The Company’s products are often used in transaction processing systems that include other vendors’ products, and, as a result, its products must integrate successfully with these existing systems. System errors, whether caused by the Company’s products or those of another vendor, could adversely affect the market acceptance of its products, and any necessary modifications could cause the Company to incur significant expenses. Since the Company’s products are used to deliver services that are integral to its customers’ businesses, errors, defects or other performance problems could result in financial or other damages to its customers. Product liability litigation arising from these errors, defects or problems, even if it were unsuccessful, would be time consuming and costly to defend. Existing or future laws or unfavorable judicial decisions could negate any limitation of liability provisions that are included in the Company’s license agreements.

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

              Teknowledge’s solutions must integrate with complex data processing systems at the Company’s customers’ facilities. The Company generally recognizes revenue on a percentage of completion basis, so its revenue is often dependent on its ability to complete implementations within the time periods that it establishes for its projects. Teknowledge relies on a combination of internal implementation teams and outsourced implementation teams for its implementations. If these teams encounter significant delays in implementing the Company’s solutions for a customer or fail to implement the solutions effectively or at all at a customer’s facility, the Company may not be able to recognize any revenue from the contract or be required to recognize a loss from the contract, if revised project cost estimates exceed revenue from the contract. In addition, Teknowledge may incur monetary damages or penalties if we are not successful in completing projects on schedule.

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

              The Company’s success depends upon its proprietary technology and information. The Company relies on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect its proprietary technology and information. It is difficult to police unauthorized use of software. The steps the Company has taken to protect its services and products may not prevent misappropriation of its technology. Any misappropriation of the Company’s proprietary technology or information could reduce any competitive advantages it may have or result in costly litigation. The Company may not receive patents for its pending and future applications, and any patents it owns or that are issued to it may be invalidated, circumvented or challenged. As the Company asserts its intellectual property rights, it may become involved in costly litigation and may face successful challenges to its intellectual property rights. Moreover, the intellectual property rights the Company owns may not provide it with any competitive advantages. The Company now also has a significant international presence. The laws of some foreign countries may not protect the Company’s proprietary technology as well as the laws of the United States. The Company’s ability to protect its proprietary technology and available remedies abroad may not be adequate.

              In November 1999, Teknowledge agreed to provide $1,200,000 in “spin–off” seed money (valued consistently with other investors) for a web–based real estate company, GlobalStake.com (“GS”). During 2001, GS modified its strategy to focus on a business–to–business model for conducting commercial real estate mortgage transactions. However, as GS is a business with limited cash and all the associated risks of a start–up business, its success is dependent on many factors, such as the market demand for mortgage loans, the availability of multiple mortgage financing sources, periodic fluctuations in interest rates, the ability to hire and train qualified brokers, intervening political and sociological events, and the capability to negotiate competitive arrangements with its customers. The Company reviews the status of its investment in GS periodically, in the absence of adverse conditions, from documents supplied by GS and discussions with GS management. In evaluating its investment, Teknowledge reviews historical and forecast information regarding cash flows, operating expenses, the pipeline of new business, and available credit facilities before making its final determination whether the Company’s investment in GS is impaired. A determination in the future that its investment in GS is impaired could have an adverse effect on the Company’s financial position and results of operations.

              The majority of Teknowledge’s service revenue is derived from government–sponsored contract research and development projects, and the Company has historically been profitable in that business. However, dependence on R&D contracts can be risky because the contracts are subject to administrative, legislative, and political interruptions, which may jeopardize the flow of funds. There can be no assurance that the government will continue to seek services at the current level in the future. Another uncertainty is that the Company’s revenues, costs, and earnings on government contracts are determined based on estimated overhead rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs may vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made on a cumulative basis whereby the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal Government. As a result of these audits the Company may be exposed to cost adjustments, which are applied on a retroactive basis to the government contracts completed in those years. These adjustments can have a negative or positive effect on the business. In order to address the possible exposure from prior years, the Company has established a rate adjustment reserve for such contingencies, and the amount of the rate adjustment reserve is reviewed and adjusted at least annually. A negative adjustment exceeding the established rate adjustment reserve could have an adverse effect on the Company’s financial position and results of operations.

              The typical cost–type government contract performed by the Company has a regulated fixed–fee, which limits the Company from improving profit margins on these contracts. In addition, Federal Acquisition Regulations exclude from reimbursement some “unallowable” expenses, which the Company considers a regular part of the business, such as advertising expense. In addition, almost all the Company’s contracts contain termination clauses, which permit contract termination if the Company defaults or at the contracting party’s discretion. Any of these developments could have an adverse effect on the Company’s financial position or results of operations.

              Another uncertainty in providing services is the Company’s ability to attract and retain sufficient technical staff to meet the demands of new orders. The Company recognizes that the loss of one or more key management and technical personnel could adversely affect aspects of the Company’s business. The

Company relies on its executives and business unit managers for the acquisition and negotiation of new business, the management of services contracts and product development, and the management of ongoing operations. The Company is currently seeking new employees to fill technical openings in its operations. A large proportion of the technical support base for operations is provided by outside consultants, and it is anticipated that this trend will continue in the future. For the three months ended March 31, 2002 and 2001, the Company spent approximately $518,000 and $1,566,000 on billable subcontractors, respectively. The use of outside consultants allows the Company to expand or constrict its operations quickly both inside and outside the U.S. The Company believes that its future success depends on attracting and retaining highly skilled technical personnel and other employees.

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

Revenue Recognition and Allowance for Doubtful Accounts

              Revenue on software license and services is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, there is a reasonable assurance of collection on the resulting receivable and vendor specific objective evidence exists to allocate the total fee among all delivered and undelivered elements in the arrangement. Teknowledge obtains written purchase authorizations from customers for a specific product at a fixed price and considers delivery to have occurred at the time of shipment. The software is delivered to the customer electronically or on a CD–ROM. Revenue is typically recognized on shipment for product software; however, if the software is subject to customer acceptance or contract terms that do not satisfy all of the above–mentioned criteria, revenue is recognized upon customer acceptance or when all revenue recognition criteria have been met. Revenue from software consulting services is generally recognized on a time and materials basis; however, depending on the terms of the contract, the service element may be recognized on a milestone achievement or a percentage–of–completion basis. Revenue recognized under the percentage–of–completion basis requires the use of project cost estimates. Project cost estimates are revised periodically and changes affecting the amount of revenue recognized are recorded when they become known. Revenue from research and development contracts is generally recognized over applicable contractual periods as specified by each contract and as costs related to the contracts are incurred. Teknowledge provides an allowance for doubtful accounts based on historical payment experience for its nongovernment customers, age of unpaid amounts, review of significant past due accounts and current economic trends. Estimates of uncollectible amounts are revised each period and changes are recorded when they become known. The Company generally does not provide an allowance for government customers.

Investment in GlobalStake.com

              In November 1999, Teknowledge agreed to provide $1,200,000 in seed money (valued consistently with other investors) for a new web–based company, GlobalStake.com, which was spun off from Teknowledge Corporation. GlobalStake.com began by offering full service, discounted consumer real estate transactions on the Internet, but in December 2000 modified its strategy to focus on a business–to–business model for conducting commercial real estate mortgages. Teknowledge has reviewed the cash flow projections, existing customer pipeline, outside investment opportunities, and available credit sources of GlobalStake.com, and has determined that its investment is not impaired. However, as GlobalStake.com is a business with limited cash and all the associated risks of a start–up business, its success is dependent on market demand for mortgage loans, fluctuations in interest rates, the ability to hire qualified brokers, and the ability to secure mortgage financing sources and to negotiate a competitive arrangement. The Company periodically reviews its investment in GlobalStake.com for impairment. Should the Company determine that all or part of its investment in Globalstake.com is impaired, an adjustment to its investment would be charged to income in the period such determination is made.

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

Software Development Costs

              The Company evaluates the expected future revenues from software products before capitalizing software development costs. Only those projects that are considered potentially profitable after including the costs to develop the software are pursued beyond the planning stage. The Company capitalizes software development costs only from the point of technological feasibility. All costs incurred prior to determination of technological feasibility are expensed. Teknowledge solicits feedback from its customers to help identify potential enhancements that add value to key products such as TekPortal. The Company in turn evaluates these potential enhancements to determine which, if any, will be incorporated into the next version. The software development process proceeds from module to module until the product manager determines that an adequate number of functionalities have accumulated to earn release status. A typical version may encompass up to a dozen functional modules, most of which could be used separately, but which are not practical to market individually because of cost and market constraints. The Company may add high–value, low–risk development modules to address particular customer needs, but only after assessing technical risk and program design issues. These optional features are considered low–risk development enhancements to the original functionality.

              During 2001, Teknowledge completed work on V2.0 of TekPortal. Many of the functionalities added to V2.0 were extensions of work performed in earlier versions 1.0 and 1.1 in 2000. The earlier versions have been fully operational at a number of Internet bank sites since 2000. The software developed in V2.0 extended the capabilities of TekPortal to include large bank service bureaus and the smaller banks that they service. Capitalized costs include direct and indirect labor costs and applicable overhead, but exclude general and administrative costs. During the three–month period ended March 31, 2002, Teknowledge began work on V2.1, which further extends the capabilities of the TekPortal product. As of March 31, 2002, the total amount of capitalized software development costs net of amortization was approximately $4,250,000. The Company’s policy is to amortize capitalized software development costs by the greater of (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, or (b) the straight–line method over the estimated economic life of the product, which is estimated at three years. Capitalized costs are reviewed and evaluated periodically to determine the recoverability of capitalized software development costs. Should the Company determine that all or part of its capitalized software development costs are not recoverable, an adjustment to the capitalized software costs would be charged to income in the period such determination is made.

Results of Operations

Revenues

              Revenues for the three months ended March 31, 2002, were $3,013,434, a 43% decrease from the three months ended March 31, 2001 (see below). Revenues from commercial operations were 34% of total revenues compared to 46% for the comparable period in 2001. Revenue from government contract R&D was 66% of total revenue, compared to 54% for the comparable period in 2001. During the three months ended March 31, 2002, two customers accounted for 10% or more of total revenues, the Department of the Air Force – 41%, and the Department of the Navy – 23%.

              Government contract R&D revenue for the three months ended March 31, 2002, was $1,997,110, a 30% decrease in revenues from the comparable quarter in 2001. The decline in government contract R&D revenue is due primarily to the decline in subcontractor revenues from two large research contracts that were completely successfully late in 2001. The Company has won several new R&D contracts, and is proposing additional contracts to the government, but until the additional contracts are actually awarded, government revenue is expected to be consistent with the first quarter 2002 results.

              Commercial revenues for the three months ended March 31, 2002, were $1,016,324, representing a 58% decrease in revenues from the comparable quarter in 2001. As a result of the slower than expected economic recovery since September 11, 2001, and residual fallout from the dot.com implosion earlier in 2001, normally conservative financial institutions have been slow to commit to new investments for technological infrastructure developments like TekPortal. This situation is reflected in the decline of commercial revenues in the first quarter; however, the Company believes technology spending is likely to improve later in 2002. Based on a review of its pipeline for new TekPortal business, as well as new patent licensing opportunities, the Company believes commercial revenues will improve in the second quarter of 2002 from first quarter levels. Another factor in the year–to–year comparison was that in first quarter of 2001 Teknowledge recorded a $750,000 sale of an intellectual property right to SAP America as a result of a settlement agreement between the companies relating to two of the Company’s patents. This sale accounted for 15% of the difference in commercial revenues between quarters. The Company believes its intellectual property portfolio provides other opportunities for licensing agreements with large technology companies and it is actively pursuing other agreements in this area, but none materialized in the first quarter of 2002.

Costs and Expenses

              Cost of revenues was $2,447,445 for the three months ended March 31, 2002, compared to $3,819,238 for the three months ended March 31, 2001. Cost of revenues was 81% of total revenues for the three months ended March 31, 2002, compared to 73% for the three months ended March 31, 2001. In the first quarter of 2002, the Company spent less on labor expenses and subcontractor costs, which is consistent with the decline in revenues. During the three months ended March 31, 2002, the Company spent approximately $1,500,000 on billable subcontractors and in–house labor compared to approximately $2,900,000 during the comparable quarter in 2001. Subcontractor costs alone fell approximately $1,050,000 between periods, accounting for over half of the decline in expenditures. Also, costs related to the sale of intellectual property rights decreased approximately $200,000 from the comparable quarter in 2001, due in large part to the absence of an intellectual property transaction similar to SAP America in the first quarter of 2002. The Company invested approximately $2,600,000 for the development of TekPortal V2.0, which was released for sale in late December 2001. As a result, amortization expense increased in the first quarter by approximately $194,000 from the comparable quarter in 2001.

              General and administrative expenses were $720,388 for the three months ended March 31, 2002, compared to $680,770 for the three months ended March 31, 2001. The increase in general and administrative expenses is attributed to the successful completion of a R&D project in 2001 that resulted in a decline in direct contract labor performed by a Company executive in the first quarter of 2002. Because of the decline in revenues between periods, general and administrative expenses for the three months ended March 31, 2002, were 24% of total revenue compared to 13% of total revenue for the three months ended March 31, 2001.

              Sales and marketing expenses were $102,377 for the three months ended March 31, 2002, compared to $159,742 for the three months ended March 31, 2001. The decline in sales and marketing expenses is attributed to an increase in capitalized software development and billable labor activities by the Company’s sales and marketing personnel. Sales and marketing expenses for the three months ended March 31, 2002 were 4% of total revenue compared to 3% of total revenue for the three months ended March 31, 2001.

              Research and development expenses were $34,789 for the three months ended March 31, 2002, compared to $68,873 for the three months ended March 31, 2001. The decline in R&D expenses is attributed to the transfer of some normally R&D employees to billable work assignments as a result of new contract awards in late 2001 and Q1 2002. R&D expenses for the three months ended March 31, 2002 and 2001 were 1% of total revenue for each period.

Non-operating Income and Expenses

              Interest Income was $4,044 for the three months ended March 31, 2002, compared to $8,461 for the three months ended March 31, 2001. Interest expense for the three months ended March 31, 2002 was $11,881 compared to $49,552 for the comparable quarter in 2001. The decrease in interest expense is related to lower interest rates and fees that the Company received on its line of credit in the latter part of 2001.

              The effective tax rate for the three months ended March 31, 2002, was 0% compared to 25% for the comparable quarter in 2001. The Company did not recognize a tax benefit from the pre–tax loss for the three months ended March 31, 2002, as any additional deferred tax assets are not likely to be realized.

Bookings and Backlog

              At March 31, 2002, the expected order backlog was approximately $12.7 million, which consisted of (i) new orders for which work has not yet begun and (ii) revenue remaining to be recognized on work in progress. Of the March 31, 2002 backlog, 94% is from government customers, while 6% is from Financial Systems customers. Although Financial Systems has contributed 33% of revenue during the current fiscal year, the percentage contribution to backlog is lower than from government customers as Financial Systems contracts are typically less than six months in duration. Approximately 48% of the backlog consists of government–sponsored programs that are awarded but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The Company expects approximately 59% of the backlog to be fulfilled during the remainder of the fiscal year.

Liquidity and Capital Resources

              As of March 31, 2002, the Company had $1,191,715 in cash and cash equivalents, a decrease of $379,068 over the previous year. The Company generated net cash of $533,758 from its operating activities and invested $651,886 in the development of TekPortal software. $29,758 was spent to purchase computer equipment and other improvements. The company received $41,116 for the exercise of stock options and paid down the line of credit by $272,298.

              To support future operations, the Company is actively seeking an outside investment in return for equity in the Company. Management believes that without an outside investment or additional cash infusion in the near term, it may not have sufficient funds to support operations for the next twelve–month period, based on its current cash position, available credit, and projected cash flows from operations. There can be no assurance that the Company will be able to locate and obtain additional financing acceptable to the Company or at all. Equity financing will result in existing stockholders holding lower percentages of voting stock and depending on the price of which the equity is sold, may result in economic dilution to the existing stockholders. The Company believes it is impossible to predict significant future events that will materially affect the cash position of the Company; however, a negative or positive event that will materially effect operations is possible. Examples of negative events are: an unusual or rapid decline in business prospects and operations; a large legal award, assessment, or penalty payable by the Company, or the withdrawal of a credit facility or financing arrangement. The realization of any of these risks could have a material adverse effect on the Company’s liquidity and cash reserves. The Company has borrowed a total of $1,267,839 as of March 31, 2002. The line of credit provides for a maximum borrowing base of $3,000,000. The Company used the line of credit borrowings to supplement its existing reserves and to fund the growth of its commercial operations.

              In June 2001, the Company transferred its credit line to a financial institution that offered lower interest rates, a larger credit line, and a broader choice of financial instruments. The assets of the Company collateralize borrowings under the arrangement. The outstanding balance bears a variable per annum rate of interest equal to the sum of 2.4% and the One–Month LIBOR rate. Under the terms of the arrangement, the Company may borrow up to 80% of the eligible receivable base, to a maximum of $3,000,000. Eligible receivable base is defined as 80% of commercial receivables outstanding for 90 days or less plus the lower of 50% of government receivables outstanding for 90 days or less or $750,000. As of March 31, 2002 the Company had utilized all of its available borrowing capacity based on the aforementioned calculations.

              On March 29, 2002, the Company borrowed $350,000 against its available line and paid it back three working days later. At December 31, 2001, the Company requested and was granted a waiver of two financial covenants from the financial institution mentioned above. These covenants were “tangible net worth” and “total debt to tangible net worth”. The financial institution granted the waiver through December 2002.

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)         Exhibits

              None.

(b)         Reports on Form 8-K

              (1)         Current Report on Form 8-K, dated May 6, 2002, related the Company’s announcement of its Software License Agreement with Wells Fargo Bank.

SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Teknowledge Corporation
(Registrant)

/s/ Neil A. Jacobstein	Chairman of the Board of Directors	May 15, 2002
Neil A. Jacobstein	and Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis A. Bugbee	Vice President Finance,	May 15, 2002
Dennis A. Bugbee	Chief Financial Officer
(Principal Financial and Accounting Officer)