Form 10QSB
period 2002-06-30
TEKNOWLEDGE CORP
filed 2002-08-14
CIK 716214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

For the transition period from _____________to____________

Commission File Number: 0–14793

TEKNOWLEDGE CORPORATION
(Exact name of small business isuuer as specified in its charter)

Delaware	94–2760916
(State of Incorporation)	(I.R.S. Employer Identification No.)

1810 Embarcadero Road, Palo Alto, California 94303
(Address of principal executive offices)(Zip Code)

 (650) 424–0500
(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]      No [   ]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 1, 2002

Common Stock, $0.01 par value	5,715,751

TABLE OF CONTENTS

			Page No.
	PART I.	FINANCIAL INFORMATION

Item 1.		Financial Statements – Unaudited

		Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001	3

		Consolidated Statements of Operations
		for the three months and six months ended June 30, 2002 and 2001	4

		Consolidated Statements of Cash Flow for the six months ended
		June 30, 2002 and 2001	5

		Notes to the Unaudited Consolidated Financial Statements	6

Item 2.		Management's Discussion and Analysis of Financial Condition and Results of Operations	9

	PART II.	OTHER INFORMATION

Item 4.		Submission of Matters to a Vote of Security Holders	20

Item 6.		Exhibits and Reports on Form 8–K	20

Signatures			21

PART I.  FINANCIAL INFORMATION

TEKNOWLEDGE CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2002	2001

ASSETS

Current assets:
Cash and cash equivalents	$ 1,293,852	$ 1,570,783
Receivables:
Billed, net of allowance of $108,720 and $113,215, respectively	1,980,634	3,029,170
Unbilled	491,141	576,709

Total receivables	2,471,775	3,605,879
Deferred income taxes	396,365	396,365
Deposits and prepaid expenses	253,687	247,809

Total current assets	4,415,679	5,820,836

Capitalized software development costs, net of accumulated
amortization of $2,105,215 and $1,271,662, respectively	4,563,787	4,008,673

Fixed assets, at cost
Computer and other equipment	3,585,423	3,500,926
Furniture and fixtures	122,834	122,834
Leasehold improvements	819,904	819,904

	4,528,161	4,443,664
Less: Accumulated depreciation and amortization	(4,188,017)	(4,055,859)

	340,144	387,805
Investment in Globalstake	1,206,293	1,206,293
Deferred income taxes	371,635	371,635

Total assets	$ 10,897,538	$ 11,795,242

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 1,525,424	$ 2,171,312
Line of credit	1,298,983	1,540,137
Payroll and related liabilities	861,279	730,472
Other accrued liabilities	631,862	543,615

Total current liabilities	4,317,548	4,985,536

Commitments and contingencies	–	–

Stockholders’ equity
Preferred stock, $.01 par value, authorized 2,500,000 shares
Series A Convertible Preferred Stock, none issued	–	–
Common stock, $.01 par value, authorized 25,000,000 shares,
5,715,751 and 5,697,168 shares issued
and outstanding, respectively	57,158	56,972
Additional paid–in capital	1,825,605	1,784,675
Retained earnings since January 1, 1993
(following quasi–reorganization)	4,697,227	4,968,059

Total stockholders’ equity	6,579,990	6,809,706

Total liabilities and stockholders’ equity	$ 10,897,538	$ 11,795,242

The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Revenues	$ 3,143,908	$ 4,634,414	$ 6,157,342	$ 9,881,821
Cost of revenue	2,289,523	3,453,734	4,736,968	7,272,972

Gross profit	854,385	1,180,680	1,420,374	2,608,849
Operating expenses:
General and administrative	664,665	865,140	1,385,053	1,545,910
Sales and marketing	170,513	99,667	272,890	259,409
Research and development	3,338	11,888	38,127	80,761

Total operating expenses	838,516	976,695	1,696,070	1,886,080

Operating income (loss)	15,869	203,985	(275,696)	722,769
Other income (expense), net	(4,144)	(15,428)	4,864	(56,519)

Income (loss) before provision for income taxes	11,725	188,557	(270,832)	666,250
Provision for income taxes	–	60,464	–	179,887

Net income (loss)	$ 11,725	$ 128,093	$ (270,832)	$ 486,363

Net income (loss) per share:
Basic	$ –	$ 0.02	$ (0.05)	$ 0.09

Diluted	$ –	$ 0.02	$ (0.05)	$ 0.08

Shares used in computing net income (loss) per share:
Basic	5,715,751	5,690,879	5,711,296	5,690,857

Diluted	5,772,903	5,906,051	5,711,296	5,834,637

The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended June 30,
	2002	2001

Cash flows from operating activities:
Net income (loss)	$ (270,832)	$ 486,363
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and Amortization	965,711	550,935
Provision (benefit) for doubtful accounts	(4,495)	145,000
Changes in assets and liabilities:
Receivables	1,138,599	(344,840)
Deposits and prepaid expenses	(5,878)	(26,286)
Deferred income taxes	–	182,465
Accounts payable	(645,888)	603,769
Accrued liabilities	219,054	620,469

Net cash provided by operating activities	1,396,271	2,217,875

Cash flow from investing activities
Investment in GlobalStake	–	(72,763)
Capitalization of software development costs	(1,388,667)	(1,197,193)
Purchases of fixed assets	(84,497)	(46,013)

Net cash used by investing activities	(1,473,164)	(1,315,969)

Cash flow from financing activities
Proceeds from the issuance of common stock	41,116	2,600
Proceeds (repayments) on line of credit, net	(241,154)	280,328

Net cash (used) provided by financing activities	(200,038)	282,928

Net (decrease) increase in cash and cash equivalents	(276,931)	1,184,834
Cash and cash equivalents at the beginning of period	1,570,783	1,049,052

Cash and cash equivalents at the end of period	$ 1,293,852	$ 2,233,886

The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2002

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

3.            Net Income (Loss) Per Share

              Basic earnings (loss) per share is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares of outstanding common stock plus the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of shares issuable upon the exercise of outstanding common stock options. All potentially dilutive securities have been excluded from the calculation of the net loss per share for the six–month period ended June 30, 2002, as their inclusion would be anti–dilutive.

              Diluted income (loss) per share for the three–month period ended June 30, 2002 as well as the three–month and six–month periods ended June 30, 2001 excludes the effect of out–of–the–money stock options, as their inclusion would be anti–dilutive. The number of out–of–the–money stock options excluded for the three–month period ended June 30, 2002 was 723,242. The number of out–of–the–money stock options excluded for the three–month and six–month periods ended June 30, 2001 was 689,100 and 251,050, respectively.

              A summary of the earnings (loss) per share calculation for the three–month and six–month periods ended June 30, 2002 and 2001 are as follows (in thousands, except per share amounts).

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2002	2001	2002	2001

Basic earnings (loss) per share:
Net income (loss)	$ 12	$ 128	$ (271)	$ 486

Weighted average common shares	5,716	5,691	5,711	5,691

Basic earnings (loss) per share	$ –	$ 0.02	$ (0.05)	$ 0.09

Diluted earnings (loss) per share:
Net income (loss)	$ 12	$ 128	$ (271)	$ 486

Weighted average common shares	5,716	5,691	5,711	5,691
Dilutive potential common shares
from stock options	57	215	–	144

Diluted weighted average common
shares	5,773	5,906	5,711	5,835

Diluted earnings (loss) per share	$ –	$ 0.02	$ (0.05)	$ 0.08

4.            Revenue Recognition

              The Company derives revenue from research and development contracts (Contract R&D) with the U.S. Government and from sales of software products and services for financial systems, patent and technology licensing, and commercial business applications of government Security Systems to commercial customers.

              (a)  Contract Revenue

              The Company principally uses the percentage–of–completion method of accounting for contract revenues for both government and commercial projects. The percentage–of–completion method is based on total costs incurred to date compared with estimated total costs upon completion of contracts. The Company charges all losses on contracts to operations in the period when the loss is known. For contracts that do not meet the criteria for the percentage–of–completion method, the Company recognizes contract revenue on a milestone achievement basis. For government contracts, fifteen percent of the fee (approximately one percent of the total contract award) is retained and may be billed after the final indirect rates are submitted to the government. The final indirect rates are not submitted to the government until they have been reviewed and approved by the Defense Contract Audit Agency. Revenue on the retained fee is not recognized until billed to the government. As of June 30, 2002, the Company calculated that it had approximately $311,000 of retained fees on its completed contracts to be recognized in future periods.

              The Company has not received final overhead rate approval from government agencies for costs incurred during the fiscal years 1999 through June 30, 2002. The Company has recorded a rate adjustment reserve of $300,000 related to potential audit agency adjustments to the Company’s indirect overhead rates.

              (b)  Software License and Services

              Revenue is recognized in accordance with SOP 97–2 using the residual method, and accordingly the Company recognizes software license revenue when persuasive evidence of an arrangement exists, the product has been delivered, the fee is fixed and determinable, collection of the resulting receivable is probable, and vender specific objective evidence (“VSOE”) exists to carve out the fee related to the undelivered elements in the arrangement. The Company delivers the software to customers electronically or on a CD–ROM and assesses whether the fee is fixed and determinable based on the payment terms associated with the transaction. The Company also assesses collectibility based on the customer’s past payment history and its current credit–worthiness. The Company defines VSOE fair value as the price charged when the same element is sold separately and if not sold separately the price to be charged upon introduction as established by management having the relevant authority. Revenue earned under software license agreements for the three months ended June 30, 2002 and 2001 was $254,976 and $8,917, respectively. Revenue earned under software license agreements for the six months ended June 30, 2002 and 2001 was $396,226 and $320,742, respectively. Revenue from post–contract customer support and maintenance contracts is recognized ratably over the period the customer support services are provided, and software consulting services revenue is recognized as services are performed on a time and material basis.

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

              Financial information about segments (in thousands):

	Commercial	Government	Total
Three months ended June 30, 2002:

Revenues	$ 925	$ 2,219	$ 3,144
Cost of revenue	1,036	1,254	2,290

Gross profit (loss)	$ (111)	$ 965	$ 854

Three months ended June 30, 2001:

Revenues	$ 1,706	$ 2,928	$ 4,634
Cost of revenue	1,551	1,903	3,454

Gross profit	$ 155	$ 1,025	$ 1,180

              Revenues from customers in the United States of America represented approximately 94.2% and 100.0% for the three months ended June 30, 2002 and 2001, respectively.

	Commercial	Government	Total
Six months ended June 30, 2002:

Revenues	$ 1,941	$ 4,216	$ 6,157
Cost of revenue	2,267	2,470	4,737

Gross profit (loss)	$ (326)	$ 1,746	$ 1,420

Six months ended June 30, 2001:

Revenues	$ 4,104	$ 5,778	$ 9,882
Cost of revenue	3,643	3,630	7,273

Gross profit	$ 461	$ 2,148	$ 2,609

              Revenues from customers in the United States of America represented approximately 96.6% and 100.0% for the six months ended June 30, 2002 and 2001, respectively.

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

              Teknowledge creates and intends to license its intellectual property. The Company obtained its first software patent in 1986. In 2000, Teknowledge decided to make technology and patent licensing an ongoing business activity, with the objective of bringing in multiple revenue streams. Teknowledge anticipates future licensing activity in this area, and has embarked on a program of contacting other companies for licenses. Teknowledge currently has nine U.S. software patents. Teknowledge has a large and active patents and technology licensing program. The Company expects to generate ongoing revenue from this activity. However there can be no assurance that revenue from patent or technology licensing will be generated on a quarter–to–quarter basis.

              Teknowledge has been in business for over twenty years. The Company provides a challenging, collaborative, and customer–driven technical environment for employees. Teknowledge is headquartered in Palo Alto, California, with offices in Chantilly, Virginia; Cleveland, Ohio; Los Angeles and San Diego,

California. The Company’s stock is traded on the NASDAQ SmallCap Market under the symbol TEKC. Teknowledge was incorporated on July 8, 1981, under the laws of the State of Delaware.

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

Certain Factors That May Affect Future Results of Operations and/or Stock Price

              The Company is actively pursuing patent and technology licenses, as well as seeking outside investment to fund growth and to provide operating working capital. In the event the Company raises capital by issuing equity securities, such financing will decrease the percentage equity ownership of existing stockholders, and depending on the price at which the equity is sold, may result in significant economic dilution. The board of directors is authorized under the Company’s Certificate of Incorporation to issue preferred stock with preferences and privileges senior to those of the common stockholders without common stockholder approval. There can be no assurances that the Company will be able to obtain additional capital on acceptable terms, or at all. Rapid growth, if this occurs could strain technical, financial, and operational resources. The Company’s gross margins in new business areas may be lower than in existing business activities, and it may not be able to expand or maintain operations in a cost–effective or timely manner.

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

              The Company’s success depends upon its proprietary technology and information. The Company relies on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect its proprietary technology and information. It is difficult to police unauthorized use of software. The steps the Company has taken to protect its services and products may not prevent misappropriation of its technology. Any misappropriation of the Company’s proprietary technology or information could reduce any competitive advantages it may have or result in costly litigation. The Company may not receive patents for its pending and future applications, and any patents it owns or that are issued to it may be invalidated, circumvented or challenged. As the Company asserts its intellectual property rights, it may become involved in costly litigation and may face successful challenges to its intellectual property rights. Moreover, the intellectual property rights the Company owns may not provide it with any competitive advantages. The Company now also has an international presence. The laws of some foreign countries may not protect the Company’s proprietary technology as well as the laws of the United States and the Company’s ability to protect its proprietary technology and available remedies abroad may not be adequate.

              The majority of Teknowledge’s service revenue is derived from government–sponsored contract research and development projects, and the Company has historically been profitable in that business. However, dependence on R&D contracts can be risky because the contracts are subject to administrative, legislative, and political interruptions, which may jeopardize the flow of funds. There can be no assurance that the government will continue to seek services at the current level in the future. Another uncertainty is that the Company’s revenues, costs, and earnings on government contracts are determined based on estimated overhead rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs may vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made on a cumulative basis whereby the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior–year costs and expenses by audit agencies of the Federal Government. As a result of these audits the Company may be exposed to cost adjustments, which are applied on a retroactive basis to the government contracts completed in those years. These adjustments can have a negative or positive effect on the business. In order to address the possible exposure from prior years, the Company has established a rate adjustment reserve for such contingencies, and the amount of the rate adjustment reserve is reviewed and adjusted at least annually. A negative adjustment exceeding the established rate adjustment reserve could have an adverse effect on the Company’s financial position and results of operations.

              Another uncertainty in providing services is the Company’s ability to attract and retain sufficient technical staff to meet the demands of new orders. The Company recognizes that the loss of one or more key management and technical personnel could adversely affect aspects of the Company’s business. The Company relies on its executives and business unit managers for the acquisition and negotiation of new business, the management of services contracts and product development, and the management of ongoing operations. The Company is currently seeking new employees to fill technical openings in its operations. A large proportion of the technical support base for operations is provided by outside consultants, and it is anticipated that this trend will continue in the future. For the three months ended June 30, 2002 and 2001, the Company spent approximately $440,000 and $1,460,000 on billable subcontractors, respectively. The use of outside consultants allows the Company to expand or constrict its operations quickly both inside and outside the U.S. The Company believes that its future success depends on attracting and retaining highly skilled technical personnel and other employees.

              Teknowledge is currently involved in a dispute with a customer over a manufacturing–related license fee paid prior to 1996. The customer has sent the matter to collection. Teknowledge disputes the customer’s interpretation, and believes it is not consistent with its contract. Litigation is possible, but not anticipated at this time. The Company has accrued $50,000 as of December 31, 2001 related to this customer dispute. This amount represents an approximately 10% settlement offered by the Company to the customer, which has not been accepted by the customer. The Company plans additional negotiations.

              The Company’s operating results and stock price are affected by a wide variety of factors, including successful commercialization of the Company’s products, government intervention, competition, ability to staff, retain, and recruit key employees, financing and collections, investments, and general economic and market conditions.

Critical Accounting Policies and Estimates

              Certain accounting policies are particularly important to the portrayal of the financial position and results of operations and require the application of significant judgment by the Company’s management team; as a result, these estimates are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on the Company’s historical experience, terms of existing contracts, observance of trends in the industry, information provided by its customers, and information available from other outside sources, as appropriate. Teknowledge’s significant accounting policies and estimates include:

•	Revenue recognition and allowance for doubtful accounts;
•	Investment in GlobalStake.com;
•	Accounting for income taxes; and
•	Software development costs

Revenue Recognition and Allowance for Doubtful Accounts

              Revenue is recognized in accordance with SOP 97–2 using the residual method, and accordingly the Company recognizes software license revenue when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, there is a reasonable assurance of collection on the resulting receivable and vendor specific objective evidence exists to carve out the fee related to undelivered elements in the arrangement. Teknowledge obtains written purchase authorizations from customers for a specific product at a fixed price and considers delivery to have occurred at the time of shipment. The software is delivered to the customer electronically or on a CD–ROM. Revenue is typically recognized on shipment for product software; however, if the software is subject to customer acceptance or contract terms that do not satisfy all of the above–mentioned criteria, revenue is recognized upon customer acceptance or when all revenue recognition criteria have been met. Revenue from software consulting services is generally recognized on a time and materials basis; however, depending on the terms of the contract, the service element may be recognized on a milestone achievement or a percentage–of–completion basis. Revenue recognized under the percentage–of–completion basis requires the use of project cost estimates. Project cost estimates are revised periodically and changes affecting the amount of revenue recognized are recorded when they become known. Revenue from research and development contracts is generally recognized over applicable contractual periods as specified by each contract and as costs related to the contracts are incurred. Teknowledge provides an allowance for doubtful accounts for its nongovernment customers based on historical payment experience, age of unpaid amounts, review of significant past due accounts and current economic trends. Estimates of uncollectible amounts are revised each period and changes are recorded when they become known. The Company generally does not provide an allowance for government customers.

Investment in GlobalStake.com

              In November 1999, Teknowledge agreed to provide patent licenses, technology, and $1,200,000 in seed money (valued consistently with other investors) for a new web–based company, GlobalStake.com, which was spun off from Teknowledge Corporation. GlobalStake.com began by offering full service, discounted consumer real estate transactions on the Internet, but in December 2000 modified its strategy to focus on a business–to–business model for conducting commercial real estate mortgages. GlobalStake.com has an ongoing mortgage business, with valuable patent licenses. The Company periodically reviews its investment in GlobalStake.com for impairment. GlobalStake.com is benefiting from the strong mortgage refinancing market in 2002, and anticipates increased demand for its services in the next six–month period. GlobalStake.com is also evaluating opportunities in the commercial mortgage industry for leveraging its patent licenses with larger mortgage companies. Teknowledge has reviewed the revenues and cash projections, existing customer pipeline, outside investment opportunities, and available credit sources of GlobalStake.com, and has determined that its investment is not impaired. Should Teknowledge determine that all or part of its investment in Globalstake.com is impaired, an adjustment would be charged to income in the period such determination is made. As GlobalStake.com is a business with limited cash and all the associated risks of a start–up business, its success is dependent on market demand for mortgage loans, fluctuations in interest rates, the ability to hire qualified brokers, and the ability to secure mortgage–financing sources and to negotiate a competitive arrangement.

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

              During 2001, Teknowledge completed work on V2.0 of TekPortal. Many of the functionalities added to V2.0 were extensions of work performed in earlier versions 1.0 and 1.1 in 2000. The earlier versions have been fully operational at a number of Internet bank sites since 2000. The software developed in V2.0 extended the capabilities of TekPortal to include large bank service bureaus and the smaller banks that they service. Capitalized costs include direct and indirect labor costs and applicable overhead, but exclude general and administrative costs. During the six–month period ended June 30, 2002, Teknowledge began work on V2.1, which further extends the capabilities of the TekPortal product. As of June 30, 2002, the total amount of capitalized software development costs net of amortization was approximately $4,560,000. The Company’s policy is to amortize capitalized software development costs by the greater of (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, or (b) the straight–line method over the estimated economic life of the product, which is estimated at three years. Capitalized costs are reviewed and evaluated periodically to determine the recoverability of capitalized software development costs. Should the Company determine that all or part of its capitalized software development costs are not recoverable, an adjustment to the capitalized software costs would be charged to income in the period such determination is made.

Results of Operations

Three months ended June 30, 2002 and 2001

Revenues

              Revenues for the three months ended June 30, 2002, were $3,143,908, a 32% decrease from the three months ended June 30, 2001. Revenues from commercial operations were 29% of total revenues compared to 37% for the comparable period in 2001. Revenue from government contract R&D was 71% of total revenue, compared to 63% for the comparable period in 2001. During the three months ended June 30, 2002, two customers accounted for 10% or more of total revenues, the Department of the Air Force – 39%, and the Department of the Navy – 25%.

              Government contract R&D revenue for the three months ended June 30, 2002, was $2,218,720, a 24% decrease in revenues from the comparable quarter in 2001. The decline in government contract R&D revenue is due primarily to the decline in subcontractor revenues from two large research contracts that were completed successfully late in 2001. The Company has won several new R&D contracts, and is proposing additional contracts to the government, but until the additional contracts are actually awarded, 2002 contract R&D revenue is expected to grow modestly for the balance of the year.

              Commercial revenues for the three months ended June 30, 2002, were $925,188, representing a 46% decrease in revenues from the comparable quarter in 2001. Revenues in 2001 included a higher mix of non–TekPortal service fees performed mostly by outside contractors. The Company believes the demand for technological improvements like TekPortal will improve in the second half of 2002 based on a review of its pipeline for new TekPortal business, as well as technology and patent licensing opportunities. In accordance with the Company’s revenue recognition policies, two significant new TekPortal license contracts that were expected to be included in the second quarter will be reflected in the third quarter results. The Company believes its intellectual property portfolio provides an opportunity for licensing agreements with large technology companies and it is actively pursuing agreements in this area.

Costs and Expenses

              Cost of revenues was $2,289,523 for the three months ended June 30, 2002, compared to $3,453,734 for the three months ended June 30, 2001. Cost of revenues was 73% of total revenues for the three months ended June 30, 2002, compared to 75% for the three months ended June 30, 2001. In the second quarter of 2002, the Company spent less on labor–related expenses and subcontractor costs and cut discretionary expenditures. During the three months ended June 30, 2002, the Company spent approximately $1,100,000 on billable subcontractors and in–house labor compared to approximately $2,400,000 during the comparable quarter in 2001. Subcontractor costs alone fell approximately $1,000,000 between periods, accounting for over half of the decline in expenditures. The Company invested approximately $2,600,000 for the development of TekPortal V2.0, which was released for sale in late December 2001. As a result, amortization expense increased in the second quarter by approximately $206,000 from the comparable quarter in 2001.

              General and administrative expenses were $664,665 for the three months ended June 30, 2002, compared to $865,140 for the three months ended June 30, 2001. The decrease in general and administrative expenses between comparable periods is attributed largely to a $135,000 reduction in expenses associated with uncollectable accounts and various cost reductions in temporary manpower and accounting fees. General and administrative expenses for the three months ended June 30, 2002, were 21% of total revenue compared to 19% of total revenue for the three months ended June 30, 2001.

              Sales and marketing expenses were $170,513 for the three months ended June 30, 2002, compared to $99,667 for the three months ended June 30, 2001. The increase in sales and marketing expenses between periods is attributed to an increase in sales and marketing staff and associated services. Sales and marketing expenses for the three months ended June 30, 2002 were 5% of total revenue compared to 2% of total revenue for the three months ended June 30, 2001.

              Teknowledge funded research and development expenses were $3,338 for the three months ended June 30, 2002, compared to $11,888 for the three months ended June 30, 2001. The majority of the Company’s TekPortal software development is capitalized. Additional R&D expenses for the three months ended June 30, 2002 and 2001 were 0% of total revenue for both periods.

Non–operating Income and Expenses

              Interest income for the three months ended June 30, 2002 was $2,749 compared to $11,339 for the comparable period in 2001. Interest expense for the three months ended June 30, 2002 was $12,038 compared to $26,893 for the comparable period in 2001. The decrease in interest expense is related to lower interest rates and fees that the Company paid on its line of credit in 2002.

              Six months ended June 30, 2002 and 2001

              Revenues

              Revenues for the six months ended June 30, 2002, were $6,157,342, a 38% decrease from the six months ended June 30, 2001. Revenues from commercial operations were 32% of total revenues compared to 42% for the comparable period in 2001. Revenue from government contract R&D was 68% of total revenue, compared to 58% for the comparable period in 2001. During the six months ended June 30, 2002, two customers accounted for 10% or more of total revenues, the Department of the Air Force – 40%, and the Department of the Navy – 24%.

              Government contract R&D revenue for the six months ended June 30, 2002, was $4,215,830, a 27% decrease in revenues from the comparable period in 2001. The decline in government contract R&D revenue is due primarily to the decline in subcontractor revenues from two large research contracts that were completed successfully late in 2001. The Company has won several new R&D contracts, and is proposing additional contracts to the government, but until the additional contracts are actually awarded, 2002 government revenue is expected to grow modestly for the balance of the year.

              Commercial revenues for the six months ended June 30, 2002, were $1,941,512, representing a 53% decrease in revenues from the comparable period in 2001. Revenues in 2001 include a higher mix of service fees performed mostly by outside contractors. The Company was affected by a general decline in economy after September 11, 2001, and a slow down in spending by financial institutions on infrastructure improvements, such as TekPortal; however, the Company believes the customer demand for technological improvements like TekPortal will expand in the second half of 2002 based on a review of its pipeline for new TekPortal business, as well as patent and technology licensing opportunities. The Company believes its intellectual property portfolio provides an opportunity for licensing agreements with large technology companies and it is actively pursuing agreements in this area, but none materialized in the first half of 2002.

              Costs and Expenses

              Cost of revenues was $4,736,968 for the six months ended June 30, 2002, compared to $7,272,972 for the six months ended June 30, 2001. Cost of revenues was 77% of total revenues for the six months ended June 30, 2002, compared to 74% for the six months ended June 30, 2001. In the second half of 2002, the Company spent less on labor related expenses and subcontractor costs and cut expenditures on discretionary costs. During the six months ended June 30, 2002, the Company spent approximately $2,300,000 on billable subcontractors and in–house labor compared to approximately $4,800,000 during the comparable period in 2001. Subcontractor costs fell approximately $2,100,000 between periods, accounting for over half of the decline in expenditures. The Company invested approximately $2,600,000 for the development of TekPortal V2.0, which was released for sale in late December 2001. As a result, amortization expense for the six months ended June 30, 2002 increased by approximately $400,000 from the comparable period in 2001.

              General and administrative expenses were $1,385,053 for the six months ended June 30, 2002, compared to $1,545,910 for the six months ended June 30, 2001. The decrease in general and administrative expenses between comparable periods is attributed largely to reduction in expenses related to uncollectable accounts, labor costs, and accounting fees. General and administrative expenses for the six months ended June 30, 2002, were 22% of total revenue compared to 16% of total revenue for the six months ended June 30, 2001.

              Sales and marketing expenses were $272,890 for the six months ended June 30, 2002, compared to $259,409 for the six months ended June 30, 2001. The increase in sales and marketing expenses between periods is attributed to an increase in sales and marketing staff and associated services. Sales and marketing expenses for the six months ended June 30, 2002 were 4% of total revenue compared to 3% of total revenue for the six months ended June 30, 2001.

              Research and development expenses were $38,127 for the six months ended June 30, 2002, compared to $80,761 for the six months ended June 30, 2001. Much of the Teknowledge’s development work is capitalized. Teknowledge invested $1,388,667 in the development of TekPortal software during the first 6 months of 2002. R&D expenses (not including capitalized TekPortal development) for the six months ended June 30, 2002 and 2001 were 1% of total revenue for both periods.

              Non–operating Income and Expenses

              Interest Income was $6,793 for the six months ended June 30, 2002, compared to $19,800 for the six months ended June 30, 2001. Interest expense for the six months ended June 30, 2002 was $23,919 compared to $76,445 for the comparable quarter in 2001. The decrease in interest expense is related to lower interest rates and fees that the Company paid on its line of credit in 2002.

              The effective tax rate for the six months ended June 30, 2002, was 0% compared to 25% for the comparable quarter in 2001. The Company did not recognize a tax benefit from the pre–tax loss for the six months ended June 30, 2002.

Bookings and Backlog

              At June 30, 2002, the expected order backlog was approximately $12.3 million, which consisted of (i) new orders for which work has not yet begun and (ii) revenue remaining to be recognized on work in progress. Of the June 30, 2002 backlog, 96% is from government customers, while 4% is from Financial Systems customers. Although Financial Systems has contributed 32% of revenue during the current fiscal year, the percentage contribution to backlog is lower than from government customers as Financial Systems contracts are typically less than six months in duration. Approximately 42% of the backlog consists of government–sponsored programs that are awarded but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The Company expects approximately 41% of the backlog to be fulfilled during the remainder of the fiscal year.

Liquidity and Capital Resources

              As of June 30, 2002, the Company had $1,293,852 in cash and cash equivalents, a decrease of $276,931 over the previous year–end. The Company generated net cash of $1,396,271 from its operating activities and invested $1,388,667 in the development of TekPortal software. $84,497 was spent to purchase computer equipment and other improvements. The Company received $41,116 for the exercise of stock options and paid down the line of credit by $241,154.

              To support future operations, the Company is actively seeking outside investment in return for equity in the Company. Management believes that without an outside investment or additional cash infusion in the near term, it may not have sufficient funds to support operations for the next twelve–month period, based on its current cash position, available credit, and projected cash flows from operations. There can be no assurance that the Company will be able to locate and obtain additional financing acceptable to the Company or at all. Equity financing will result in existing stockholders holding lower percentages of voting stock and depending on the price of which the equity is sold, may result in economic dilution to the existing stockholders. The Company believes it is impossible to predict significant future events that will materially affect the cash position of the Company; however, a negative or positive event that will materially effect operations is possible. Examples of negative events are: an unusual or rapid decline in business prospects and operations; a large legal award, assessment, or penalty payable by the Company, or the withdrawal of a credit facility or financing arrangement. The realization of any of these risks could have a material adverse effect on the Company’s liquidity and cash reserves. The Company has borrowed a total of $1,298,983 as of June 30, 2002. The line of credit provides for a maximum borrowing base of

$3,000,000. The Company used the line of credit borrowings to supplement its existing reserves and to fund the growth of its commercial operations.

              In June 2001, the Company transferred its credit line to a financial institution that offered lower interest rates, a larger credit line, and a broader choice of financial instruments. The assets of the Company collateralize borrowings under the arrangement. The outstanding balance bears a variable per annum rate of interest equal to the sum of 2.4% and the One–Month LIBOR rate. Under the terms of the arrangement, the Company may borrow up to 80% of the eligible receivable base, to a maximum of $3,000,000. Eligible receivable base is defined as 80% of commercial receivables outstanding for 90 days or less plus the lower of 50% of government receivables outstanding for 90 days or less or $750,000. As of June 30, 2002, the Company had utilized all of its available borrowing capacity based on the aforementioned calculations.

              At December 31, 2001, the Company requested and was granted a waiver of two financial covenants from the financial institution mentioned above. These covenants were “tangible net worth”and “total debt to tangible net worth.” The financial institution granted these waivers through December 2002.

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

              The Annual meeting of stockholders was held on July 11, 2002.

              A proposal to elect two Class II Directors to serve for a three year term was approved by stockholders. The proposal received the following votes:

	For	Withheld
Neil Jacobstein	4,744,148	452,919
Benedict O’Mahoney	4,743,712	453,355

The following directors continue:

Dr. Larry E. Druffel
Ivan L. Lustig
General Robert T. Marsh (Ret.)
James C. Workman

              Proposal No. 2 to adopt Teknowledge Corporation’s 2002 Stock Option Plan for Non–Employee Directors was approved by the stockholders. This proposal received the following votes:

For	Against	Abstain
4,640,870	544,242	11,955

              Proposal No. 3 to ratify the selection of Grant Thornton LLP as independent accountants for the fiscal year ending December 31, 2002 was approved by the stockholders. This proposal received the following votes:

For	Against	Abstain
5,182,087	9,636	5,344

Item 6.   Exhibits and Reports on Form 8–K

(a)         Exhibits

              Set forth below is a list of all exhibits filed herewith or incorporated by reference as part of this Quarterly Report on Form 10–QSB.

Exhibit No.	Description

99.1	Certification of Principal Executive Officer or Principal Financial Officer pursuant to 18 U.S.C.
Section 1350, dated August 14, 2002

99.2	Certification of Principal Executive Officer or Principal Financial Officer pursuant to 18 U.S.C.
Section 1350, dated August 14, 2002

(b)         Reports on Form 8–K

              None.

SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Teknowledge Corporation
(Registrant)

/s/ Neil A. Jacobstein	Chairman of the Board of Directors	August 14, 2002
Neil A. Jacobstein	and Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis A. Bugbee	Vice President Finance,	August 14, 2002
Dennis A. Bugbee	Chief Financial Officer
(Principal Financial and Accounting Officer)