Form 10QSB
period 2002-09-30
TEKNOWLEDGE CORP
filed 2002-11-14
CIK 716214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 1, 2002

Common Stock, $0.01 par value	5,715,751

TABLE OF CONTENTS

			Page No.
	PART I.	FINANCIAL INFORMATION

Item 1.		Financial Statements – Unaudited

		Consolidated Balance Sheets as of September 30, 2002 and December 31, 2001	3

		Consolidated Statements of Operations
		for the three months and nine months ended September 30, 2002 and 2001	4

		Consolidated Statements of Cash Flow for the nine months ended
		September 30, 2002 and 2001	5

		Notes to the Unaudited Consolidated Financial Statements	6

Item 2.		Management's Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.		Controls and Procedures	22

	PART II.	OTHER INFORMATION

Item 1.		Legal Proceedings	23

Item 6.		Exhibits and Reports on Form 8–K	23

Signatures			24

Certifications			25

PART I.  FINANCIAL INFORMATION

TEKNOWLEDGE CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2002	2001

ASSETS

Current assets:
Cash and cash equivalents	$ 904,367	$ 1,570,783
Receivables:
Billed, net of allowance of $113,720 and $113,215, respectively	1,658,017	3,029,170
Unbilled	558,437	576,709

Total receivables	2,216,454	3,605,879
Deferred income taxes	396,365	396,365
Deposits and prepaid expenses	209,526	247,809

Total current assets	3,726,712	5,820,836

Capitalized software development costs, net of accumulated
amortization of $2,572,978 and $1,271,662, respectively	4,753,685	4,008,673

Fixed assets, at cost
Computer and other equipment	3,585,423	3,500,926
Furniture and fixtures	122,834	122,834
Leasehold improvements	819,904	819,904

	4,528,161	4,443,664
Less: Accumulated depreciation and amortization	(4,247,103)	(4,055,859)

	281,058	387,805
Investment in Globalstake	1,206,293	1,206,293
Deferred income taxes	371,635	371,635

Total assets	$ 10,339,383	$ 11,795,242

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 1,319,298	$ 2,171,312
Line of credit	1,289,786	1,540,137
Payroll and related liabilities	865,162	730,472
Other accrued liabilities	667,186	543,615

Total current liabilities	4,141,432	4,985,536

Commitments and contingencies	–	–

Stockholders’ equity
Preferred stock, $.01 par value, authorized 2,500,000 shares
Series A Convertible Preferred Stock, none issued	–	–
Common stock, $.01 par value, authorized 25,000,000 shares,
5,715,751 and 5,697,168 shares issued
and outstanding, respectively	57,158	56,972
Additional paid–in capital	1,825,605	1,784,675
Retained earnings since January 1, 1993
(following quasi–reorganization)	4,315,188	4,968,059

Total stockholders’ equity	6,197,951	6,809,706

Total liabilities and stockholders’ equity	$ 10,339,383	$ 11,795,242

The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Revenues	$ 2,730,483	$ 4,044,091	$ 8,887,825	$ 13,925,913
Cost of revenue	2,216,981	2,656,898	6,953,949	9,929,870

Gross profit	513,502	1,387,193	1,933,876	3,996,043
Operating expenses:
General and administrative	691,155	925,519	2,076,208	2,471,429
Sales and marketing	184,423	209,172	457,313	468,581
Research and development	–	44,080	38,126	124,841

Total operating expenses	875,578	1,178,771	2,571,647	3,064,851

Operating income (loss)	(362,076)	208,422	(637,771)	931,192
Other income (expense), net	(19,963)	(2,435)	(15,100)	(58,954)

Income (loss) before provision for income taxes	(382,039)	205,987	(652,871)	872,238
Provision for income taxes	–	55,616	–	235,504

Net income (loss)	$ (382,039)	$ 150,371	$ (652,871)	$ 636,734

Net income (loss) per share:
Basic	$ (0.07)	$ 0.03	$ (0.11)	$ 0.11

Diluted	$ (0.07)	$ 0.02	$ (0.11)	$ 0.11

Shares used in computing net income (loss) per share:
Basic	5,715,751	5,695,364	5,712,796	5,692,375

Diluted	5,715,751	6,093,948	5,712,796	5,924,263

The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Nine Months Ended September 30,
	2002	2001

Cash flows from operating activities:
Net income (loss)	$ (652,871)	$ 636,734
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and Amortization	1,492,560	828,761
Provision for doubtful accounts	505	379,334
Changes in assets and liabilities:
Receivables	1,388,920	27,860
Deposits and prepaid expenses	38,283	(55,107)
Deferred income taxes	–	238,081
Accounts payable	(852,014)	(62,977)
Accrued liabilities	258,261	85,374

Net cash provided by operating activities	1,673,644	2,078,060

Cash flow from investing activities
Investment in GlobalStake	–	(71,868)
Capitalization of software development costs	(2,046,328)	(2,024,530)
Purchases of fixed assets	(84,497)	(81,118)

Net cash used by investing activities	(2,130,825)	(2,177,516)

Cash flow from financing activities
Proceeds from the issuance of common stock	41,116	10,216
Net (repayments) proceeds on line of credit	(250,351)	365,906

Net cash (used) provided by financing activities	(209,235)	376,122

Net (decrease) increase in cash and cash equivalents	(666,416)	276,666
Cash and cash equivalents at the beginning of period	1,570,783	1,049,052

Cash and cash equivalents at the end of period	$ 904,367	$ 1,325,718

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

2.            Accounts Receivable

              The majority of the Company’s accounts receivable are due from commercial and government customers. Credit is extended based on evaluation of the customers’ financial condition and, generally, collateral is not required. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management regularly evaluates the allowance for doubtful accounts. The estimated losses are based on specific review of individual balances, aging of our accounts receivable balances and our historical write–off experience, net of recoveries. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

3.            Net Income (Loss) Per Share

              Basic earnings (loss) per share are calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares of outstanding common stock plus the effect of potentially dilutive securities outstanding during the period. Potentially dilutive securities consist of shares issuable upon the exercise of outstanding common stock options. All potentially dilutive securities have been excluded from the calculation of the net loss per share for the three–month and nine–month period ended September 30, 2002, as their inclusion would be anti–dilutive.

              The number of out–of–the–money stock options excluded for the three–month and nine–month periods ended September 30, 2001 was 267,725 and 711,276, respectively.

              A summary of the earnings (loss) per share calculation for the three–month and nine–month periods ended September 30, 2002 and 2001 are as follows (in thousands, except per share amounts).

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2002	2001	2002	2001

Basic earnings (loss) per share:
Net income (loss)	$ (382)	$ 150	$ (653)	$ 637

Weighted average common shares	5,716	5,695	5,713	5,692

Basic earnings (loss) per share	$ (0.07)	$ 0.03	$ (0.11)	$ 0.11

Diluted earnings (loss) per share:
Net income (loss)	$ (382)	$ 150	$ (653)	$ 637

Weighted average common shares	5,716	5,695	5,713	5,692
Dilutive potential common shares
from stock options	–	399	–	232

Diluted weighted average common
shares	5,716	6,094	5,713	5,924

Diluted earnings (loss) per share	$ (0.07)	$ 0.02	$ (0.11)	$ 0.11

4.            Revenue Recognition

              The Company derives revenue from research and development contracts (Contract R&D) with the U.S. Government and from licensing of software products and sale of services for financial systems, patent and technology licensing, and commercial business applications of government Security Systems to commercial customers.

              (a)  Contract Revenue

              The Company principally uses the percentage–of–completion method under Statement of Position (SOP) 81–1 to account for contract revenues for both government and commercial projects. The percentage–of–completion method is based on total costs incurred to date compared with estimated total costs upon completion of contracts. The Company charges all losses on contracts to operations in the period when the loss is known. For contracts that do not meet the criteria for the percentage–of–completion method, the Company recognizes contract revenue on a milestone achievement basis. For government contracts, fifteen percent of the fee (approximately one percent of the total contract award) is retained and may be billed after the final indirect rates are submitted to the government. The final indirect rates are not submitted to the government until they have been reviewed and approved by the Defense Contract Audit Agency. Revenue on the retained fee is not recognized until billed to the government. As of September 30, 2002, the Company calculated that it had approximately $311,000 of retained fees on its completed government contracts to be recognized in future periods.

              The Company has not received final overhead rate approval from government agencies for costs incurred during the fiscal years 1999 through September 30, 2002. The Company has recorded a rate adjustment reserve of $300,000 related to potential audit agency adjustments to the Company’s indirect overhead rates.

              (b)  Software License and Services

              License revenue consists principally of revenue from the licensing of the Company’s software and is generally recognized when a contract is executed, all delivery obligations have been met, the fee is fixed or determinable, and collectibility is probable. When licenses are sold together with services, in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97–2, “Software Revenue Recognition”(“SOP 97–2”), license fees are recognized upon delivery, provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon the performance of the services, and (3) the services do not include significant modifications to the features and functionality of the software.

              The Company recognizes revenue from arrangements with multiple elements involving software licenses under the residual method as outlined in SOP 97–2, and has not established vendor–specific objective evidence of fair value (“VSOE”) for license sales. To the extent that a discount exists on any of the elements, the Company follows the residual method and attributes that discount entirely to the delivered elements.

              Service revenue consists of consulting, training and installation services that the Company provides to its customers. Revenue from such services is generally recognized as the service is performed. If services are included with a license agreement, amounts related to services are unbundled from the license fee based on VSOE as established by transactions where such services have been sold separately.

              For a majority of the Company’s arrangements, the services provided are not essential to the functionality of the software and typically can include:

•	developing a project scope;
•	installing and configuring the product; and
•	developing portal content including defining and setting up the initial taxonomy of the directory.

              In some arrangements, the services that the Company provides are essential to the functionality of the software and can include:

•	modifying the user interface to fit a specific environment;
•	integrating its products into environments with legacy systems and custom applications; and
•	changing functionality of the product or its architecture, such as unique search requirements or elaborate document management capabilities.

              For the arrangements in which the services provided are essential to the functionality of the software, both the license revenue and service revenue are recognized in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 81–1, “Accounting for Performance of Construction Type and Certain Production Type Contracts”(“SOP 81–1”). The Company accounts for these arrangements under the percentage of completion contract accounting method pursuant to SOP 81–1. Completion is measured based upon hours incurred utilizing scope documents prepared by the customer and the Company.

              Maintenance revenue relates to the technical support and software updates the Company provides to its customers. Revenue on maintenance contracts is recognized ratably over the term of the contract. If maintenance is bundled with a license agreement, amounts related to maintenance are unbundled from the license fee based on VSOE as established by the renewal rates the Company charges in accordance with its contracts and its established pricing.

For arrangements that require delivery of unspecified future products over a period, the Company uses the subscription method and recognizes revenue ratably over the period. For arrangements that involve extended payment terms, revenue is recognized as the payments become due.

              Revenue earned under software license agreements for the three months ended September 30, 2002 and 2001 was $18,699 and $594,949, respectively. Revenue earned under software license agreements for the nine months ended September 30, 2002 and 2001 was $414,925 and $916,581, respectively. Revenue from post–contract customer support and maintenance contracts is recognized ratably over the period the customer support services are provided, and software consulting services revenue is recognized as services are performed on a time and material basis.

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

              Financial information about segments for the three–months and nine–months ended September 30, 2002 and 2001, respectively (in thousands):

	Commercial	Government	Total
Three months ended September 30, 2002:

Revenues	$ 550	$ 2,181	$ 2,731
Cost of revenue	883	1,334	2,217

Gross profit (loss)	$ (333)	$ 847	$ 514

Three months ended September 30, 2001:

Revenues	$ 1,387	$ 2,657	$ 4,044
Cost of revenue	968	1,689	2,657

Gross profit	$ 419	$ 968	$ 1,387

              Revenues from customers in the United States of America represented approximately 93.8% and 88.5% for the three months ended September 30, 2002 and 2001, respectively.

	Commercial	Government	Total
Nine months ended September 30, 2002:

Revenues	$ 2,492	$ 6,396	$ 8,888
Cost of revenue	3,150	3,804	6,954

Gross profit (loss)	$ (658)	$ 2,592	$ 1,934

Nine months ended September 30, 2001:

Revenues	$ 5,496	$ 8,430	$ 13,926
Cost of revenue	4,610	5,320	9,930

Gross profit	$ 886	$ 3,110	$ 3,996

              Revenues from customers in the United States of America represented approximately 95.7% and 96.5% for the nine months ended September 30, 2002 and 2001, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

              The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

              Teknowledge Corporation sells software product and service solutions. The Company delivers account aggregation software for the financial services industry, and technologies relevant to anti–terror and defense applications for contract research and development services. The underlying security, training, and distributed knowledge systems technologies developed in contract research and development (“R&D”) are often directly applicable to financial services applications. Teknowledge develops software that facilitates intelligent transactions in the form of flexible, secure, and knowledge–based interactions with customers. Teknowledge programs enable organizations to codify their knowledge, use this knowledge to interpret data, and use the resulting interpretations to provide value–added services to end–users.

              Teknowledge has five business operating units within two reporting segments. The operating units are interdependent in terms of executive management, infrastructure, talent, technology, and management incentives. The Financial Systems operating unit is focused on Teknowledge’s TekPortal™ solution, which provides customer information aggregation for the financial services industry. This focus is strengthened by Teknowledge’s knowledge processing capabilities, network security, web–based training, and distributed systems solutions. Teknowledge is a Value Added Reseller for components such as CheckPoint’s Firewall–1™ security product and Financial Fusion solutions. In addition, Teknowledge is qualified as a Microsoft Certified Partner.

              Teknowledge has four other operating units in complementary technical application areas. Security Systems provides network security solutions that protect the information stored in computer networks and ensure that information is accessible by the right people at the right time. Training Systems encapsulates traditional courseware into reusable electronic media, develops intelligent tutoring systems, and develops software to distribute the resulting courseware solutions on the Internet. Distributed Systems is focused on improving the quality, control, and timeliness of network services. Knowledge Systems is developing scalable solutions for processing knowledge, and making semantic as well as numerical inferences about customer–supplied data. Virtually all of Teknowledge’s government and commercial projects involve processing application knowledge and distributing customer solutions over networks. Both commercial and government customers need these capabilities. The Company expects that the U.S response to the terrorist attacks on September 11, 2001 will eventually result in increased demand for security, distributed knowledge systems, and training capabilities at the state and federal levels. Various Homeland Security programs may take longer than expected and some proposals and contracting cycles are extended as a result. However, Teknowledge already has several teams focused on relevant defense and security applications, based on a substantial prior program funding.

              Teknowledge’s Financial Systems operating unit delivers TekPortal product and service solutions. TekPortal software gives financial services companies, such as Internet banks, the ability to provide customers with a single web site to manage their financial portfolio of bank, brokerage, credit card, and other accounts. TekPortal permits both information aggregation and transactions between accounts. The customer provides all of the account and transaction permissions. TekPortal is typically installed at the financial institution, and the financial institution provides its security and privacy policies. Teknowledge has several partners or value–added resellers for TekPortal, including FiServ, NCR, Account One, Matrix, EdgelPK, Vexis, and Financial Fusion Inc. There are currently over 40 financial institutions that are using TekPortal.

              Teknowledge creates and licenses its intellectual property and has a large and active patents and technology licensing program. The Company obtained its first software patent in 1986 and currently has nine U.S. software patents. In 2000, Teknowledge decided to make technology and patent licensing an ongoing business activity, with the objective of bringing in multiple revenue streams. Teknowledge anticipates future licensing activity in this area, and has embarked on a program of contacting other companies who may be infringing on the Company’s patents to negotiate license arrangements for the continued use of the technology. The Company expects to generate ongoing revenue from this activity. However there can be no assurance that revenue from patent or technology licensing will be generated on a quarter–to–quarter basis.

              Teknowledge has been in business for over twenty–one years. The Company provides a challenging, collaborative, and customer–driven technical environment for employees. Teknowledge is headquartered in Palo Alto, California, with offices in Chantilly, Virginia; Cleveland, Ohio; Los Angeles and San Diego, California. On November 11, 2002, the Company relocated its Corporate Headquarters from 1810 Embarcadero Road to 1800 Embarcadero Road in Palo Alto. This move allows the Company to take advantage of the favorable leasing environment that has developed in recent years and the superior office amenities offered at the new site. The Company expects to save at least $30,000 a month in comparable rent over the 36–month term of the lease. The Company’s stock is traded on the NASDAQ SmallCap Market under the symbol TEKC. Teknowledge was incorporated on July 8, 1981 under the laws of the State of Delaware.

Forward Looking Statements

              Forward–looking statements made in this report relate to the need for additional capital, effect of lack of additional capital expected, demand for aggregation software, market acceptance of the Company’s products and services and the exchange of financial information over the Internet, demand for the Company’s products and services by the government, technical employees and counter–terrorism applications, patent and technology licensing, intent to broaden customer base, plans to develop new products and upgrades to existing products, effectiveness of security measures, as well as expected revenue, ability to realize backlog, effects of competition, consolidation in the financial services industry, new privacy regulations, government regulation, realization of deferred income tax assets, collections on customer receivables, and realization of the Company’s investment in GlobalStake.com. All forward–looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward–looking statements contained herein as a result of competition, general market conditions, government agency funding limitations, other factors relating to government contracting, ability to attract and retain technical and management personnel, commercial opportunities, financing, and other factors described in “Certain Factors That May Affect Future Results of Operations and/or Stock Price.”

Certain Factors That May Affect Future Results of Operations and/or Stock Price

              The Company may not have sufficient funds to support operations for the next twelve–month period without outside investment or additional cash infusion. The Company is actively pursuing patent and technology licenses as well as outside investment to fund growth and to provide operating working capital. There can be no assurances that the Company will be able to obtain additional capital on acceptable terms, or at all. If we cannot raise funds on acceptable terms, we may not be able to develop our products and services, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, any of which could have a material adverse effect on our ability to grow our business. The Company may be required to eliminate costs by reducing headcount, which could result in less sales or development activities and adversely impact operations. In the event the Company raises capital by issuing equity securities, such financing will decrease the percentage equity ownership of existing stockholders, and depending on the price at which the equity is sold, may result in significant economic dilution. The board of directors is authorized under the Company’s Certificate of Incorporation to issue preferred stock with preferences and privileges senior to those of the common stockholders without common stockholder approval. If the Company issues preferred stock in a financing, the rights of existing stockholders could be adversely impacted.

              As is typical for a new and rapidly evolving industry, demand and market acceptance for account aggregation products and services are subject to a high level of uncertainty. As a result, many competitors have merged or dropped out of the market. The Company’s gross margins in new business areas may be lower than in existing business activities, and it may not be able to expand or maintain operations in a cost effective or timely manner.

              The Company may be exposed to a higher risk of default and slower collections from small Financial Systems clients, compared to government customers. Teknowledge is addressing this difference by broadening its financial services customer base and targeting larger financial institutions.

              The demand for account aggregation software will depend upon broad acceptance of new methods of conducting business and exchanging information over the Internet. It appears that banks in particular are moving to install account aggregation software, but economic uncertainty or negative events may slow the process. TekPortal is already in use at a number of bank sites. However, neither the continuing demand for specific products developed by the Company nor the viability of these products over the long run can be determined with certainty at this time. If economic conditions do not improve, the result may be a decline in the use of account aggregation software. As the market continues to change, there can be no assurance that the Company will be able to develop and bring to market products that will gain market acceptance or generate significant revenue or profits.

              Competition in the market for aggregation account software is intense. The market for account aggregation software continues to evolve rapidly and is populated by substantial competitors who are continuously developing competing software products and services. Several of Teknowledge’s competitors and potential competitors may have significant advantages, including more extensive name recognition and marketing power, preferred vendor status with the Company’s existing and potential customers and significantly greater financial, technical, marketing and other resources. These resources could give competitors the ability to offer free products or services to gain market share or to respond more quickly to new or changing opportunities, technologies and customer requirements. If TekPortal or Teknowledge’s other products and services markets develop more slowly than expected, become saturated with competitors, or if the Company’s products do not achieve market acceptance, the Company’s business, financial condition, and results of operations may be materially and adversely affected. If a number of customers do not receive new products or services favorably, it could hurt the Company’s reputation and delay future expansion. Security, privacy, reliability, cost, ease of use, and quality of services are key competitive factors, and competitors may change the way in which they are developing these factors. These changes may adversely affect cost of sales or the market acceptance of information aggregation software.

              The Company has made a substantial investment in the development of its TekPortal product. Capitalized costs are reviewed and evaluated periodically to determine the recoverability of capitalized software development costs. Should the Company determine that all or part of its capitalized software development costs are not recoverable, an adjustment to the capitalized software costs would be charged to income in the period such determination is made. Such charges to income could adversely affect operating results.

              The Company may not achieve anticipated revenues if new products and upgrades or enhancements to existing products are not developed successfully. The Company expects to develop new products and to develop enhancements to existing products. New or enhanced products may not achieve market acceptance. Teknowledge has a quality assurance program to test its complex software products, but its software could still contain undetected errors or defects that may be discovered at any point in the life of the product. The Company has in the past discovered and corrected software errors in its products. After implementation, errors may be found from time to time in the Company’s new or enhanced products or services, or products or services it resells for strategic partners. These errors could cause the Company to lose revenues, delay market acceptance of its solutions, or result in liability for damages or injury to its reputation.

              System errors, whether caused by the Company’s products or those of another vendor, could adversely affect the market acceptance of its products and any necessary modifications could cause the Company to incur significant expenses. Since the Company’s products are used to deliver services that are integral to its customers’ businesses, errors, defects or other performance problems could result in financial or other damages to its customers. Product liability litigation arising from these errors, defects or problems, even if it were unsuccessful, would be time consuming and costly to defend. Existing or future laws or unfavorable judicial decisions could negate limitation of liability provisions that are included in the Company’s license agreements.

              Despite the Company’s security measures, the core of its network infrastructure could be vulnerable to unforeseen computer problems and security breaches. Network or Internet security problems could harm the Company’s reputation and business. The Company may experience interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees, or others. Unknown security risks may result in liability to the Company and also may deter financial organizations from licensing its software and services. Although the Company intends to continue to implement and establish security measures, there can be no assurance that measures it has implemented will not be circumvented in the future, which could have a material adverse effect on its business, financial condition or results of operations.

              Consolidation in the financial services industry could reduce the number of the Company’s customers and potential customers. As a result of mergers in the banking industry, existing customers may terminate their contracts with the Company and potential customers may cease negotiations with the Company. An existing or potential customer may merge with another financial institution that uses competing account aggregation solutions. The Company’s loss of existing customers or failure to achieve new customers would have an adverse effect on the Company’s financial condition.

              The Company’s success depends upon its proprietary technology and information. The Company relies on a combination of patent, copyright, trademark and trade secret laws and confidentiality procedures to protect its proprietary technology and information. It is difficult to police unauthorized use of software. The steps the Company has taken to protect its services and products may not prevent misappropriation of its technology. Any misappropriation of the Company’s proprietary technology or information could reduce any competitive advantages it may have or result in costly litigation. The Company may not receive patents for its pending and future applications, and any patents it owns or that are issued to it may be invalidated, circumvented or challenged. As the Company asserts its intellectual property rights, it may become involved in costly litigation. Even though Teknowledge now has contingency fee arrangements with a credible patent law firm that cover direct legal costs plus expenses, it may face successful challenges to its intellectual property rights. Moreover, the intellectual property rights the Company owns may not provide it with any competitive advantages. The Company now also has an international presence. The laws of some foreign countries may not protect the Company’s proprietary technology as well as the laws of the United States. The Company’s ability to protect its proprietary technology with hardware and software measures, and the available remedies abroad may not be adequate.

              The majority of Teknowledge’s revenue is derived from government–sponsored contract research and development projects, and the Company has historically been profitable in that business. However, R&D contracts are subject to administrative, legislative, and political interruptions, which may jeopardize the flow of funds. There can be no assurance that the government will continue to seek services at the current level in the future. In addition, there can be no assurance that demand will increase in the government sector for processing application knowledge or distributing customer solutions over the Internet. The Company’s revenues, costs, and earnings on government contracts are determined based on estimated overhead rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs may vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made on a cumulative basis whereby the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior–year costs and expenses by audit agencies of the Federal Government. As a result of these audits the Company may be exposed to cost adjustments, which are applied on a retroactive basis to the government contracts completed in those years. These adjustments can have a negative or positive effect on the business. In order to address the possible exposure from prior years, the Company has established a rate adjustment reserve for such contingencies, and the amount of the rate adjustment reserve is reviewed and adjusted at least annually. A negative adjustment exceeding the established rate adjustment reserve could have an adverse effect on the Company’s financial position and results of operations.

              The loss of one or more key management and technical personnel could adversely affect aspects of the Company’s business. The Company relies on its executives and business unit managers for the acquisition and negotiation of new business, the management of services contracts and product development, and the management of ongoing operations. The Company is currently seeking new employees to fill technical openings in its operations. A large proportion of the technical support base for operations is provided by outside consultants, and it is anticipated that this trend will continue in the future. For the three months ended September 30, 2002 and 2001, the Company spent approximately $350,000 and $1,030,000 on billable subcontractors, respectively. The use of outside consultants allows the Company to expand or constrict its operations quickly both inside and outside the U.S.

              Teknowledge is currently involved in a dispute with a customer over a manufacturing–related license fee paid prior to 1996. The customer has sent the matter to collection. Teknowledge disputes the customer’s interpretation, and believes it is not consistent with its contract. Litigation is possible, but not anticipated at this time. The Company has accrued $50,000 as of December 31, 2001 related to this customer dispute. This amount represents an approximately 10% settlement offered by the Company to the customer, which has not been accepted by the customer. In addition to the licensing matter, the Company has approximately $130,000 of outstanding service billings on a related project pending the final outcome of the dispute. The Company plans additional negotiations. There can be no assurance that a settlement will be reached on these terms or at all.

              The Company’s operating results and stock price are affected by a wide variety of factors, including successful commercialization of the Company’s products, market acceptance of the Company’s products and services, level of contracts with government and commercial entities, actual or anticipated variations in the Company’s quarterly operating results, competition, conditions or trends in the Internet and online commerce industries, developments in Internet regulations, consolidation in the banking industry, undetected defects in its products or security breaches, additions or departures of key personnel, financing and collections, investments, sales of the Company’s stock on the open market, future equity or debt offerings and general economic and market conditions. In addition, the Company’s stock price, like other technology stocks, may be volatile. The stock markets have recently experienced stock price and volume volatility and may continue to experience volatility that may adversely affect the market price of the Company’s stock.

              Increasing government regulation of the Internet and the financial services industry could adversely affect the Company’s business. Federal agencies have recently adopted rules and regulations protecting consumer privacy and establishing guidelines for financial institutions to follow in selecting technology solutions such as the Company’s. While the Company believes such rules and regulations do not currently have a negative effect on the Company’s business, as Internet laws develop, they may limit the market for the Company’s products.

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

Revenue Recognition and Allowance for Doubtful Accounts

              License revenue consists principally of revenue from the licensing of the Company’s software and is generally recognized when a contract is executed, all delivery obligations have been met, the fee is fixed or determinable, and collectibility is probable. When licenses are sold together with services, in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 97–2, “Software Revenue Recognition”(“SOP 97–2”), license fees are recognized upon delivery, provided that (1) the above criteria have been met, (2) payment of the license fees is not dependent upon the performance of the services, and (3) the services do not include significant modifications to the features and functionality of the software.

              The Company recognizes revenue from arrangements with multiple elements involving software licenses under the residual method as outlined in SOP 97–2, and has not established vendor–specific objective evidence of fair value (“VSOE”) for license sales. To the extent that a discount exists on any of the elements, the Company follows the residual method and attributes that discount entirely to the delivered elements.

              Service revenue consists of consulting, training and installation services that the Company provides to its customers. Revenue from such services is generally recognized as the service is performed. If services are included with a license agreement, amounts related to services are unbundled from the license fee based on VSOE as established by transactions where such services have been sold separately.

              For a majority of the Company’s arrangements, the services provided are not essential to the functionality of the software and typically can include:

•	developing a project scope;
•	installing and configuring the product; and
•	developing portal content including defining and setting up the initial taxonomy of the directory.

              In some arrangements, the services that the Company provides are essential to the functionality of the software and can include:

•	modifying the user interface to fit a specific environment;
•	integrating its products into environments with legacy systems and custom applications; and
•	changing functionality of the product or its architecture, such as unique search requirements or elaborate document management capabilities.

              For the arrangements in which the services provided are essential to the functionality of the software, both the license revenue and service revenue are recognized in accordance with the provisions of the American Institute of Certified Public Accountants’ Statement of Position 81–1, “Accounting for Performance of Construction Type and Certain Production Type Contracts”(“SOP 81–1”). The Company accounts for these arrangements under the percentage of completion contract accounting method pursuant to SOP 81–1. Completion is measured based upon hours incurred utilizing scope documents prepared by the customer and the Company.

              Maintenance revenue relates to the technical support and software updates the Company provides to its customers. Revenue on maintenance contracts is recognized ratably over the term of the contract. If maintenance is bundled with a license agreement, amounts related to maintenance are unbundled from the license fee based on VSOE as established by the renewal rates the Company charges in accordance with its contracts and its established pricing.

              For arrangements that require delivery of unspecified future products over a period, the Company uses the subscription method and recognizes revenue ratably over the period. For arrangements that involve extended payment terms, revenue is recognized as the payments become due.

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

Investment in GlobalStake.com

              In November 1999, Teknowledge agreed to provide patent licenses, technology, and $1,200,000 in seed money (valued consistently with other investors) for a new web–based company, GlobalStake.com, which was spun off from Teknowledge Corporation. GlobalStake.com began by offering full service, discounted consumer real estate transactions on the Internet, but in December 2000 modified its strategy to focus on a business–to–business model for conducting commercial real estate mortgages. GlobalStake.com has an ongoing mortgage business, with potentially valuable patent licenses. The Company periodically reviews its investment in GlobalStake.com for impairment. GlobalStake.com is benefiting from the strong mortgage refinancing market in 2002, and the Company anticipates increased demand for its services in the near term. GlobalStake.com is also evaluating opportunities in the commercial mortgage industry for leveraging its patent licenses with larger mortgage companies. Teknowledge periodically reviews the revenues and cash projections, existing customer pipeline, outside investment opportunities, and available credit sources of GlobalStake.com, and has determined that its investment is not impaired. However, GlobalStake.com is a business with limited cash and all the associated risks of a start–up business, and its success is dependent on market demand for mortgage loans, fluctuations in interest rates, the ability to hire qualified brokers, the ability to secure mortgage–financing sources and competitive arrangements, and the ability to leverage its intellectual property. Should Teknowledge determine that all or part of its investment in Globalstake.com is impaired, an adjustment would be charged to income in the quarterly period such determination is made.

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

              During 2001, Teknowledge completed work on V2.0 of TekPortal. Many of the functionalities added to V2.0 were extensions of work performed in earlier versions 1.0 and 1.1 in 2000. The earlier versions have been fully operational at a number of Internet bank sites since 2000. The software developed in V2.0 extended the capabilities of TekPortal to include large bank service bureaus and the smaller banks that they service. Capitalized costs include direct and indirect labor costs and applicable overhead, but exclude general and administrative costs. During the nine–month period ended September 30, 2002, Teknowledge completed work on V2.1, which further extends the capabilities of the TekPortal product. As of September 30, 2002, the total amount of capitalized software development costs net of amortization was approximately $4,754,000. The Company’s policy is to amortize capitalized software development costs by the greater of (a) the ratio of current gross revenues for a product to the total of current and anticipated future gross revenues for that product, or (b) the straight–line method over the estimated economic life of the product, which is estimated at three years. Capitalized costs are reviewed and evaluated periodically to determine the recoverability of capitalized software development costs. Should the Company determine that all or part of its capitalized software development costs are not recoverable, an adjustment to the capitalized software costs would be charged to income in the period such determination is made.

Results of Operations

Three months ended September 30, 2002 and 2001

Revenues

              Revenues for the three months ended September 30, 2002, were $2,730,483, a 32% decrease from the three months ended September 30, 2001. Revenues from commercial operations were 20% of total revenues compared to 34% for the comparable period in 2001. Revenue from government contract R&D was 80% of total revenue, compared to 66% for the comparable period in 2001. During the three months ended September 30, 2002, two customers accounted for 10% or more of total revenues, the Department of the Air Force – 44%, and the Department of the Navy – 24%.

              Government contract R&D revenue for the three months ended September 30, 2002, was $2,180,449, an 18% decrease in revenues from the comparable quarter in 2001. The decline in government contract R&D revenue is due primarily to the decline in subcontractor revenues from two large research contracts that were completed successfully late in 2001. The Company anticipated additional opportunities for contracts in the government security area in 2002, but it appears that much of the new security work originally slated to begin in the latter half of 2002 may become available in 2003 after the government’s Homeland Security program and budget is approved by Congress. The Company has won several new R&D contracts and is proposing additional contracts to the government, but until additional contracts are awarded, 2002 contract R&D revenue is expected to be less than 2001 revenue.

              Commercial revenues for the three months ended September 30, 2002, were $550,034, representing a 60% decrease in revenue from the comparable quarter in 2001. Because of economic uncertainty, several TekPortal customers delayed planned third–quarter expenditures on technology development to the fourth quarter of 2002, or until the economy shows definite signs of improvement. As a result, the Company did not close on several contracts and record the anticipated licensing fees, which negatively affected revenue in the third quarter. Teknowledge believes its prospective account aggregation customers are prepared to invest in infrastructure developments like TekPortal when the indicators forecast a return to favorable economic conditions. Teknowledge has demonstrated to its financial customers that on–site account aggregation can provide substantial value. This bodes well for the future of the on–site aggregation business as institutions become increasingly focused on the bottom line. The Company anticipates an increase in commercial revenues in the fourth quarter of 2002 based on its current pipeline of new business opportunities, and increased customer interest in the Company’s TekPortal product. In addition, the Company is pursuing a legal resolution in a patent dispute with several large technology companies (see Legal Proceedings in Part II, Item 1) that may be infringing on the Company’s patents. Historically, the Company has been successful in reaching a settlement with the parties involved, and a favorable financial outcome is possible before the end of the year. The Company believes it has a valuable patent portfolio, and intends to protect its intellectual property.

Costs and Expenses

              Cost of revenues was $2,216,981 for the three months ended September 30, 2002, compared to $2,656,898 for the three months ended September 30, 2001. Cost of revenues was 81% of total revenues for the three months ended September 30, 2002, compared to 65% for the three months ended September 30, 2001. The 60% decline in Financial Services revenue over the comparable period adversely affected the gross profit percentage. In the third quarter of 2002, the Company spent less on labor–related expenses and subcontractor costs, and cut discretionary expenditures. During the three months ended September 30, 2002, the Company spent approximately $1,007,000 on billable subcontractors and in–house labor compared to approximately $1,747,000 in 2001. Subcontractor costs alone fell approximately $638,000 between periods. The Company invested approximately $2,600,000 for the development of TekPortal V2.0, which was released for sale in late December 2001. The Company also invested approximately $1,835,000 for the development of TekPortal V2.1, which was released for sale in late August 2002. As a result, amortization expense increased in the third quarter by approximately $244,000 from the comparable quarter in 2001.

              General and administrative expenses were $691,155 for the three months ended September 30, 2002, compared to $925,519 for the three months ended September 30, 2001. The decrease in general and administrative expenses between comparable periods is attributed largely to a $220,000 reduction in expenses associated with uncollectable accounts and various cost reductions in temporary manpower and legal fees. General and administrative expenses for the three months ended September 30, 2002, were 25% of total revenue compared to 23% of total revenue for the three months ended September 30, 2001. The percent increase was due to lower revenue in the three months ended September 30, 2002.

              Sales and marketing expenses were $184,423 for the three months ended September 30, 2002, compared to $209,172 for the three months ended September 30, 2001. The decrease in sales and marketing expenses between periods is attributed to cuts in discretionary expenditures. Sales and marketing expenses for the three months ended September 30, 2002 were 7% of total revenue compared to 5% of total revenue for the three months ended September 30, 2001. The percent increase was due to lower revenue in the three months ended September 30, 2002.

              Teknowledge funded research and development (“R&D”) expenses were $0 for the three months ended September 30, 2002, compared to $44,080 for the three months ended September 30, 2001. R&D expenses for the three months ended September 30, 2002 and 2001 were 0% and 1% of total revenue, respectively. The majority of the Company’s R&D efforts are funded through agencies of the Federal government and are reflected in the contract R&D (revenue) line item. The Company is generally entitled to commercialize products developed at a result of these efforts. In addition, the Company capitalizes most of its TekPortal product development, which is expected to result in future revenues to the Company.

Non–operating Income and Expenses

              Interest income for the three months ended September 30, 2002 was $2,877 compared to $8,676 for the comparable period in 2001. Interest expense for the three months ended September 30, 2002 was $17,080 compared to $11,479 for the comparable period in 2001. The increase in interest expense is related to higher average line of credit balance during the current quarter.

              Nine months ended September 30, 2002 and 2001

              Revenues

              Revenues for the nine months ended September 30, 2002, were $8,887,825, a 36% decrease from the nine months ended September 30, 2001. Revenues from commercial operations were 28% of total revenues compared to 39% for the comparable period in 2001. Revenue from government contract R&D was 72% of total revenue, compared to 61% for the comparable period in 2001. During the nine months ended September 30, 2002, two customers accounted for 10% or more of total revenues, the Department of the Air Force – 41%, and the Department of the Navy – 24%.

              Government contract R&D revenue for the nine months ended September 30, 2002, was $6,396,279, a 24% decrease in revenues from the comparable period in 2001. The decline in government contract R&D revenue is due primarily to the decline in subcontractor revenues from two large research contracts that were completed successfully late in 2001. The Company has won several new R&D contracts, and is proposing additional contracts to the government, but until additional contracts are actually awarded, government revenue is expected to be consistent with the results of the third quarter of 2002.

              Commercial revenues for the nine months ended September 30, 2002, were $2,491,546, representing a 55% decrease in revenues from the comparable period in 2001. Revenues in 2001 included a higher mix of work performed mostly by outside contractors. The Company was affected by a general decline in economic conditions resulting in a slow down in spending by financial institutions on infrastructure improvements, such as TekPortal. However, based on a review of its pipeline for new TekPortal business the Company believes the customer demand for technological improvements like TekPortal will increase in the near term, and there is an improved outlook for its patent and technology licensing program.

              Costs and Expenses

              Cost of revenues was $6,953,949 for the nine months ended September 30, 2002, compared to $9,929,870 for the six months ended September 30, 2001. Cost of revenues was 78% of total revenues for the nine months ended September 30, 2002 largely as a result of the decline in Financial Systems revenues, compared to 71% for the nine months ended September 30, 2001. In the first three quarters of 2002, the Company spent less on labor related expenses and subcontractor costs and cut expenditures on discretionary costs. During the nine months ended September 30, 2002, the Company spent approximately $3,319,000 on billable subcontractors and in–house labor compared to approximately $6,543,000 during the comparable period in 2001. Subcontractor costs fell approximately $2,705,000 between periods. The Company invested approximately $2,600,000 for the development of TekPortal V2.0, which was released for sale in late December 2001. The Company also invested approximately $1,835,000 for the development of TekPortal V2.1, which was released for sale in late August 2002. As a result, amortization expense for the nine months ended September 30, 2002 increased by approximately $644,000 from the comparable period in 2001.

              General and administrative expenses were $2,076,208 for the nine months ended September 30, 2002, compared to $2,471,429 for the nine months ended September 30, 2001. The decrease in general and administrative expenses between comparable periods is attributed largely to reduction in expenses related to uncollectable accounts, temporary personnel, and accounting fees. General and administrative expenses for the nine months ended September 30, 2002, were 23% of total revenue compared to 18% of total revenue for the nine months ended September 30, 2001. The percent increase was due to lower revenue in the nine months ended September 30, 2002.

              Sales and marketing expenses were $457,313 for the nine months ended September 30, 2002, compared to $468,581 for the nine months ended September 30, 2001. The decrease in sales and marketing expenses between periods is attributed to cuts in discretionary expenditures. Sales and marketing expenses for the nine months ended September 30, 2002 were 5% of total revenue compared to 3% of total revenue for the nine months ended September 30, 2001. The percent increase was due to lower revenue in the nine months ended September 30, 2002.

              Research and development expenses were $38,126 for the nine months ended September 30, 2002, compared to $124,841 for the nine months ended September 30, 2001. Much of the Teknowledge’s development work is capitalized. Teknowledge invested $2,046,327 in the development of TekPortal software during the first nine months of 2002. R&D expenses (not including capitalized TekPortal development) for the nine months ended September 30, 2002 and 2001 were 1% of total revenue for both periods.

Non–operating Income and Expenses

              Interest Income was $9,671 for the nine months ended September 30, 2002, compared to $28,475 for the nine months ended September 30, 2001. Interest expense for the nine months ended September 30, 2002 was $40,998 compared to $87,924 for the comparable quarter in 2001. The decrease in interest expense is related to lower interest rates and fees that the Company paid on its line of credit in 2002.

              The effective tax rate for the nine months ended September 30, 2002, was 0% compared to 27% for the comparable period in 2001. The Company did not recognize a tax benefit from the pre–tax loss for the nine months ended September 30, 2002, as it is more likely than not the future benefit of the pre–tax loss will be realized.

Bookings and Backlog

              At September 30, 2002, the expected order backlog was approximately $12.5 million, which consisted of (i) new orders for which work has not yet begun and (ii) revenue remaining to be recognized on work in progress. Of the September 30, 2002 backlog, 94% is from government customers and 6% is from commercial customers. Although the commercial segment has contributed 27% of revenue during the current fiscal year, the percentage contribution to backlog is lower than from government customers because the typical contracts are generally less than six months in duration. Approximately 40% of the backlog consists of government–sponsored programs that are awarded, but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The Company expects approximately 18% of the backlog to be fulfilled during the remainder of the fiscal year.

Liquidity and Capital Resources

              As of September 30, 2002, the Company had $904,367 in cash and cash equivalents, a decrease of $666,416 from December 31, 2001. The Company generated net cash of $1,673,644 from its operating activities and invested $2,046,328 in the development of TekPortal software. $84,497 was spent to purchase computer equipment and other improvements. The Company received $41,116 for the exercise of stock options and paid down the line of credit by $250,351.

              To support future operations, the Company is actively seeking an outside long–term investment in return for equity in the Company. Management believes that without an outside investment or additional cash from a patent or technology license in the near term, it may not have sufficient funds to support operations for the next twelve–month period, based on its current cash position, available credit, and projected cash flows from operations. There can be no assurance that the Company will be able to locate and obtain additional financing acceptable to the Company or at all. Equity financing will result in existing stockholders holding lower percentages of voting stock and depending on the price of which the equity is sold, may result in economic dilution to the existing stockholders. In the event the Company does not raise additional capital or increase revenues, the Company may have to reduce costs further, including headcount reductions, which could adversely affect development operations or sales activities. The Company’s traditional sources of cash are operations, including intellectual property and patent licensing; credit facilities, and outside investments. Given the Company’s current cash position, there can be no guarantee that these sources will be sufficient to sustain the Company in the near term, especially if one or more the sources is minimized, delayed, or impacted by other negative events. Examples of negative events are: an unusual or rapid decline in business prospects and operations; a large legal award, assessment, or penalty payable by the Company, or the withdrawal of a credit facility or financing arrangement. The realization of such event could have a material adverse effect on the Company’s liquidity and cash reserves.

              The assets of the Company collateralize borrowings under its line of credit arrangement. The line was renewed in August 2002 and extended until June 30, 2003 with essentially the same borrowing limits. The outstanding balance bears variable interest per annum equal to the sum of 2.8% and the One–Month LIBOR rate. Under the terms of the arrangement, the Company may borrow up to 80% of its eligible receivable base, to a maximum of $3,000,000. Eligible receivable base is defined as 80% of commercial receivables outstanding for 90 days or less plus the lower of 50% of government receivables outstanding for 90 days or less or $750,000. The Company has borrowed a total of $1,289,786 as of September 30, 2002, and has available borrowing capacity of approximately $150,000 as of November 12, 2002. The Company used the line of credit borrowings to supplement its existing reserves and to fund the growth of its commercial operations.

              At December 31, 2001, the Company was not in compliance with two financial covenants, “tangible net worth” and “total debt to tangible net worth.” The Company requested and was granted a waiver of two financial covenants from the financial institution mentioned above until December 31, 2002.

Item 3.  Controls And Procedures

(a)        Under the supervision and with the participation of the Company’s management, including the Company’s principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined under Rule 13a–14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. Based on their evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

(b)        There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

              On August 19, 2002, Teknowledge entered into a Contingency Fee Agreement and Power of Attorney in Damage Suit (the “Fee Agreement”) with Goldstein & Faucett, L.L.P. (the “Attorneys”) for the enforcement of its intellectual property, specifically U.S. Patent No. 6,029,175 entitled “Automatic Retrieval of Changed Files by a Network Software Agent” (“the ‘175 patent”). Under the terms of the Fee Agreement, the Attorneys agreed to pursue damages, compensation and relief to which Teknowledge may be entitled related to any infringement of the ‘175 patent, and Teknowledge will pay the Attorneys’ fees, and the majority of direct expenses, out of any money collected from such efforts.

              Pursuant to the Fee Agreement, the Attorneys filed a Complaint in the United States District Court for the District of Delaware on August 29, 2002. The Complaint stated a claim for patent infringement of the ‘175 patent, and named Akamai Technologies, Inc., Inktomi Corporation, and Cable & Wireless Internet Services, Inc. as defendants.

              Because of the nature of the Fee Agreement, the Company does not believe that the outcome this legal matter will have a material adverse effect on the Company’s consolidated results of operations or consolidated financial position.

              The Company is also subject to other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s consolidated results of operations or consolidated financial position.

Item 5.  Other Matters

(a)        On November 11, 2002, Teknowledge relocated its Corporate Headquarters from 1810 Embarcadero Road to 1800 Embarcadero Road in Palo Alto. The new offices provide approximately 9,500 square feet of space, in upgraded facilities, for an approximate $30,000 per month savings in rental cost to the Company.

Item 6.   Exhibits and Reports on Form 8–K

(a)         Exhibits

              Set forth below is a list of all exhibits filed herewith or incorporated by reference as part of this Quarterly Report on Form 10–QSB.

Exhibit No.	Description

99.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)         Reports on Form 8–K

              None.

SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Teknowledge Corporation
(Registrant)

/s/ Neil A. Jacobstein	Chairman of the Board of Directors	November 14, 2002
Neil A. Jacobstein	and Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis A. Bugbee	Vice President Finance,	November 14, 2002
Dennis A. Bugbee	Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Neil Jacobstein, Chief Executive Officer, certify that:

1.	I have reviewed this quarterly report on Form 10–QSB of Teknowledge Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and audit committee of registrant’s board of directors (or persons performing the equivalent function);

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By:/s/ Neil A. Jacobstein
Neil A. Jacobstein
Chairman of the Board
and Chief Executive
Officer

CERTIFICATION OF PRINCIPAL FINANCIAL OFFICER
AS ADOPTED PURSUANT TO SECTION 302
OF THE SARBANES-OXLEY ACT OF 2002

I, Dennis A. Bugbee, Chief Financial Officer, certify that:

1.	I have reviewed this quarterly report on Form 10–QSB of Teknowledge Corporation;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and audit committee of registrant’s board of directors (or persons performing the equivalent function);

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	November 14, 2002	By:/s/ Dennis A. Bugbee
Dennis A. Bugbee
Vice President Finance,
Chief Financial Officer