Form 10KSB
period 2002-12-31
TEKNOWLEDGE CORP
filed 2003-03-31
CIK 716214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–KSB

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________to____________

Commission File Number: 0-14793

TEKNOWLEDGE CORPORATION

(Name of small business issuer as specified in its charter)

Delaware	94-2760916
(State of Incorporation)	(I.R.S. Employer Identification No.)

1800 Embarcadero Road, Palo Alto, California 94303

(Address of principal executive offices)(Zip Code)

Issuer’s telephone number: (650) 424-0500

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $0.01 Par Value
Series A Preferred Stock Purchase Rights

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12  months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes [X]      No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.     [X]

State issuer’s revenues for its most recent fiscal year: $11,117,158

The aggregate market value of Common Stock, $.01 par value per share, held by non-affiliates of the registrant was $5,538,873 on March 21, 2003 (based on the average bid and ask price per share of Common Stock on that date as reported by the Nasdaq SmallCap Market). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 21, 2003, there were 5,715,751 shares of Common Stock, $.01 par value per share, of the registrant outstanding.

Documents Incorporated by Reference
Proxy Statement for the 2003 Annual Meeting of Stockholders           Part III

Teknowledge®, TekPortal® and Sales Associate™ are trademarks of Teknowledge Corporation. All other brand names, product names, trademarks and registered trademarks are the property of their respective holders.

PART I

Item 1.  Description of Business

              Teknowledge Corporation provides advanced software and services to transform data into customer value. Teknowledge is a leading provider of financial account aggregation software worldwide, and a US government prime contractor for R&D in Internet security, Web–based training, distributed systems and knowledge processing. Founded in 1981, Teknowledge holds a valuable intellectual property portfolio, including nine software patents.

              The Company operates five business units within two reporting segments, commercial and government. The commercial segment includes Financial Systems, patent and technology licensing, and the commercial business applications of Security Systems. The government segment includes the operations of the following business units: Security Systems, Training Systems, Distributed Systems and Knowledge Systems.

              Financial Systems is focused on Teknowledge’s TekPortal® Enterprise Application Platform, which provides customer account aggregation for the financial services industry. Teknowledge introduced OFX Server this year to provide systematic linkage between TekPortal aggregated data and bank customers’ use of Intuit’s Quicken and Microsoft’s Money products. The financial aggregation focus is strengthened by Teknowledge’s knowledge processing capabilities, network security, web–based training, and distributed systems solutions. Teknowledge is a Value Added Reseller (“VAR”) for components such as CheckPoint’s Firewall–1™ security product, as well as application solutions from Financial Fusion and Fincentric. In addition, Teknowledge is qualified as a Microsoft Certified Partner.

              Teknowledge has four other operating units in complementary technical application areas. Security Systems provides network security solutions, including intrusion detection systems for detecting attacks on information infrastructure. Training Systems is developing intelligent tutoring software and a server system to distribute the resulting courseware solutions on the Internet. Distributed Systems is focused on software wrappers that can provide secure and selective access to information services. Knowledge Systems is developing solutions for processing knowledge and making inferences about customer–supplied data. All of the Company’s contract research and development services have been performed in these operating units. These units focus primarily on funded government research, although each has done some development for the Company’s commercial operations.

              Many of Teknowledge’s customers plan to deliver knowledge–based transactions, supported by security, training, or distributed application performance solutions. Teknowledge supports its cutting–edge research and development capabilities in these areas by winning national competitions sponsored by the Defense Advanced Research Projects Agency (“DARPA”), Small Business Innovation Research (“SBIR”) Programs, and contracts from other agencies. The contracts awarded provide Teknowledge with a very rich source of technology for its own focused product development, patents, and licensing. Teknowledge has an outstanding intellectual property program for a company its size, with nine U.S. software patents available for license. In 2002, Teknowledge engaged a boutique patent firm on a contingency basis and began prosecuting its intellectual property rights with Cable and Wireless, Inktomi (now Yahoo), and Akamai.

              Teknowledge’s direct revenue mix from operations for the year ended December 31, 2002, was approximately 26% commercial and 74% government. In 2001, 42% was from commercial and 58% was from government. Sales of Financial Systems products provided 95% of commercial revenues in 2002 and 88% in 2001. In 2001, the remaining 12% of commercial revenue came from patent and security operations versus 5% in 2002. Teknowledge has increased the number and quality of TekPortal financial institution customers.

              Security has become a primary national priority since the September 11th attacks, and the U.S. has begun to transform its security and defense infrastructure from the ground up. Although the increase in government contract opportunities has been nominal since September 11th, the Company believes that it will see increasing opportunities for contracts in 2003. Teknowledge has deep computer security experience and almost two decades of service to the Department of Defense. The Company is proposing and delivering on new requests for defense and intelligence capabilities. Management believes that this work will serve the country, help grow the revenues of the Security Systems unit, and provide significant new computer security software and data mining technology that can be utilized commercially, particularly in the financial arena.

              Teknowledge was incorporated on July 8, 1981, under the laws of the State of Delaware. The Company’s principal executive and technical offices are located at 1800 Embarcadero Road, Palo Alto, California 94303. In addition, Teknowledge has technical operations offices located in: Chantilly, Virginia; Marina Del Rey, California; and Cleveland, Ohio. The availability of distributed talent pools, real estate price differentials, and improved communications infrastructure make utilizing multiple locations a viable solution for the Company. Teknowledge’s business is currently concentrated in the United States, although recently it has signed agreements with a number of resellers to provide TekPortal solutions internationally.

Overview

              Teknowledge started more than 21 years ago as a software technology company with the vision of codifying and distributing knowledge via computers. Approximately 74% of revenue in 2002 was from cost plus fee–type government–sponsored contract research and development. The other 26% was from commercial customers, including financial systems account aggregation and security. The Company provided research and development primarily to DARPA in the following functional areas: Security Systems, Training Systems, Distributed Systems, and Knowledge Systems, which are separately managed in four operating units.

              Teknowledge has been working for over a decade in software technology areas related to countering terrorism. Many of Teknowledge’s current DARPA, Army, Navy, Air Force, Marines, and other R&D contracts are directly relevant to counterterrorism. These projects include intrusion detection systems, secure software wrappers, and bioterror knowledge system components. The Company’s relationships with the relevant government agencies are well established. The September 11th attacks and the war in Iraq have increased the perceived urgency for accelerating technology solutions relevant to safeguarding national security. The recent creation of the Department of Homeland Security emphasizes the importance the government is placing on all aspects of security, whether it is physical or cyber. New and advanced R&D programs are just now being defined by the relevant agencies, and many of those programs may result in funded projects later in 2003 or 2004. Management believes that Teknowledge is well positioned to receive additional government funds for pursuing cyber security and data fusion solutions.

              Teknowledge is developing a commercial business as a financial products and services supplier with significant contract research and development (“R&D”) capability. The Financial Systems unit focuses on account aggregation solutions for the financial services industry. This unit produces TekPortal™, the No. 1 selling on–premise account aggregation software worldwide. TekPortal provides a secure data warehouse of consolidated customer information acquired from multiple financial institutions. TekPortal enables financial institutions like retail banks, brokerage firms, and fund managers to collate and analyze information about their online consumers on an opt–in basis. Teknowledge also provides value–added software and services leveraging the aggregated data, including transfers, bill presentment, and other capabilities. TekPortal is an enterprise application platform that helps drive innovations in bill presentment, data transfer, marketing, cross–selling, and customer service. TekPortal provides an on–premise software license solution that allows the financial institution, as the trusted provider, to warehouse and manage access to the customer’s financial portfolio information. The financial institution is well positioned to use the aggregated balance and transaction information, with the customer’s permission, to sell relevant products and services more effectively to its customers. The next generation of financial services applications will place an increasingly competitive premium on an organization’s ability to process and apply its customer information securely and effectively. Account aggregation products like TekPortal provide relevant information about the financial transactions of customers. Teknowledge has strong competitive advantages in helping both financial institutions and their customers utilize this information and process it securely.

              Knowledge systems are software programs that enable combinations of people and computers to capture, refine, distribute, and apply knowledge to solve business application problems. Teknowledge’s most advanced knowledge system component is a large ontology, or body of operationally defined English language terms. This ontology is part of a larger set of projects sponsored by the government to provide software with semantics, or an understanding of the meaning of words. This semantic capability will eventually be used as infrastructure for the next generation of software products and the world wide web. Teknowledge has a long history of developing systems that integrate conventional software with advanced knowledge processing methods in high–value application solutions. These solutions are developed with software products and services that support integration, processing, and systematic utilization of an organization’s key knowledge assets. Increasingly, an organization’s knowledge assets are encoded in knowledge processing applications and distributed to customers via the Internet to make solutions available globally, seven days a week, 24 hours a day. When the knowledge in this information chain is specialized for financial applications and combined with specific customer information, it can provide significant value.

              Each of Teknowledge’s operating units utilizes internally developed and third–party software components in its application solutions. Utilizing third–party components in an application solution allows for faster and more robust solutions. It also allows Teknowledge to focus on developing TekPortal in the context of a robust application solution. For example, TekPortal can be sold with specialized interfaces, and databases from companies such as Oracle or Microsoft, or a security firewall from CheckPoint. This strategy allows Teknowledge to provide innovative components in the context of delivering basic value to the customer with leading commercial products. The Company delivers to the customer a faster and more robust solution, and Teknowledge typically receives a VAR license fee on each third–party commercial product delivered.

Operating Units

              Teknowledge has distributed operations, with its headquarters located in Palo Alto, California and has offices in: Marina Del Rey, California; Chantilly, Virginia; and Cleveland, Ohio. The Company operates five business units within two reporting segments, commercial and government. The commercial segment includes Financial Systems, patent and technology licensing, and the commercial business applications of Security Systems. The government segment includes the government–sponsored operations of the following business units: Security Systems, Training Systems, Distributed Systems, and Knowledge Systems. The operating units are interdependent in terms of infrastructure, talent, technology, and management incentives.

Financial Systems. TekPortal is used by approximately 50 financial institution customers. TekPortal enables institutions to seamlessly integrate into their own web site a consolidated view of the customer’s financial portfolio. The product integrates into existing Internet banking applications and enables banks to offer their customers a consolidated and personalized view of their financial portfolio. TekPortal acts as an authorized agent of the customer to access and consolidate account balance and transaction information from various institutions including banks, credit unions, brokerages, credit card companies, billing companies, and frequent travel reward sites. TekPortal provides an account aggregation solution that places the power of portfolio management into the hands of financial institution customers. TekPortal also offers funds transfer services between multiple institutions, sweep capabilities to move funds automatically, and proactive notification services to alert customers when specific events occur on an account in their portfolio.

              The financial services industry is currently undergoing a transformation under the Gramm–Leach–Bliley Act. This legislation permits banks to offer a more complete set of banking, brokerage, and insurance services. Banks can use TekPortal’s on–site data warehouse to effectively mine their customers’ financial portfolio information and offer their own competitive products or services. Teknowledge believes that financial institution customers will be attracted by the convenience of one–stop shopping for managing their financial portfolio and acquiring new products and services. Some of Teknowledge’s customers provide TekPortal account aggregation as an application service provider (“ASP”) solution. TekPortal is positioned well to provide financial institutions with an on–premise or ASP capability to retain customers at their web site and then use that opportunity to sell new products and services.

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

              TekPortal enables banks and other financial institutions to offer customers the capability to:

•	Aggregate accounts to collect account balance and transaction history information;
•	Set alert notifications of triggered events on aggregated accounts;
•	Enable “third-party views” to grant others the right to co-manage an individual’s financial portfolio; and
•	Categorize assets and liabilities, track net worth, and view portfolio reports.

              Teknowledge’s Financial Systems business unit provides assessments of financial institutions’ needs for TekPortal and additional software solutions. This may provide pull–through opportunities for selling Teknowledge’s security, training, distributed systems, or knowledge systems solutions.

Security Systems. The need for information security on computer networks has created tremendous demand in both government and industry. Keeping Internet sites and transactions secure from hackers and thieves is critical to effective military and financial institution operations. Security systems go beyond simply protecting information. It is relatively easy to protect information if it does not need to be accessible. However, both military and financial information needs to be accessible by people globally, seven days a week, 24 hours a day. This requirement shifts the focus from information protection to assured information access to the appropriate customers. Techniques for accomplishing systems security, such as authentication, encryption, and firewall protection are constantly evolving. Teknowledge is the prime contractor on a number of DARPA–sponsored projects focused on advanced techniques of Internet or cyber security, including an associate system for web site intrusion detection and response. There are many third–party commercial opportunities in this arena. Some commercial products, such as CheckPoint’s firewall for web site security, have emerged as commercial market leaders. Teknowledge’s Security Systems unit is certified as a VAR to deliver CheckPoint’s Firewall–1™ product, which provides an opportunity for product license and services sales for commercial security systems applications.

Training Systems. The Internet and the world wide web have created an opportunity to distribute formerly isolated computer–aided instruction that ran on desktop systems. Not only have the techniques of computer–aided instruction improved dramatically in recent years, but also the means to distribute them have undergone a veritable revolution. Now it is possible to provide distance learning via an interactive course delivered through a standard world wide web browser. There are major opportunities to deliver in–house corporate training over intranets, K–12 instruction over the Internet, and just–in–time adult training on the job or in the home. Teknowledge has been involved in education and training since 1981, and in 1998 it created a business unit devoted entirely to this growing opportunity. Teknowledge served as the Cluster Leader for the U.S.’s largest multi–institution project on Intelligent Tutors and Associates between 1995 and 1998. The DARPA Computer Assisted Education and Training Initiative sponsored Teknowledge’s prototype work on associate systems. Teknowledge has played an important role in the government–sponsored Advanced Distance Learning Initiative, which is advancing distance learning technology to provide cost effective and industrial strength courseware over the Internet. Teknowledge developed prototype Courseware Factory™ components for converting podium–based traditional courses for delivery over the world wide web. This work was sponsored by the National Institute of Standards and Technology (“NIST”) and has already provided several key technology results. During 2000 and 2001, Teknowledge won several Small Business Innovation Research grants to provide advanced computer–based tutoring systems over the web. The work performed with these grants led to expanded “Phase II” grants during 2002.

Distributed Systems. Chief Technology Officer and Distributed Systems Program Manager Dr. Robert Balzer and his team are doing a variety of advanced contract R&D projects, which are mostly sponsored by DARPA. These projects involve software wrappers for uniform access to heterogeneous software, associate systems to provide distributed and personalized briefings, and a system for instrumenting and controlling software components. The technology resulting from these projects has promising applications in commercial security, search engines, extensions to popular desktop software, and personalized financial briefings.

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

Knowledge Systems. Decision–makers have noticed that using satellite and world wide web information systems is like “standing in front of an information fire hose.” It is hard to take a sip without getting more information than is useful or necessary. Teknowledge’s Knowledge Systems business unit focuses on providing knowledge–based tools, applications, and ontologies (knowledge structures) that allow computers to aid humans in interpreting the fire hose of data. Teknowledge is advancing techniques for creating large knowledge systems that can apply knowledge about how to utilize the information in a database or an incoming stream of information. These knowledge systems are much larger and more useful now than they have ever been before. A threshold has been reached where the power gained from applying knowledge–based technology is much greater than in the past. Teknowledge’s Knowledge Systems unit is leading an Army sponsored effort to create a Standard Upper Ontology. This method of defining concepts formally and systematically is an important step in developing computer software that understands the meaning or semantics of the tasks it performs, rather than just processing numbers or words blindly, without reference to their meaning. Specialized techniques for creating and applying knowledge have matured. The potential payoff from combining elements from this research into useful systems is considerable. For example, complex problem solving requires the ability to access and synthesize data from multiple sources quickly and effectively. The objective is to develop a dynamic assessment of an evolving opportunity, problem, or competitive position. This infrastructure could eventually serve as a basis for pragmatic problem solving and sophisticated analysis of the information in financial applications such as TekPortal.

              The Knowledge Systems unit is also collaborating with Teknowledge’s Training Systems unit to develop software that can be used to delegate knowledge–intensive tasks to computer software “associate systems.” These associate systems may integrate several special–purpose software agents to accomplish routine tasks in a simple way. They may also accelerate knowledge gathering, refinement, dissemination, and utilization in the form of individualized briefings or tutorials. Teknowledge’s strategic plans include specializing associate systems software that amplifies human productivity with the ability to apply financial knowledge effectively. Teknowledge has built six prototype associate systems, including a Sales Associate™. The Sales Associate is a powerful technology that is designed to provide unassisted sales on a web site. It incorporates rules of selling and utilizes specific product knowledge to emulate the best practices of the most productive sales person in a firm. It goes beyond the typical browsing interaction on the world wide web by engaging the customer in an interactive dialog about products. The Sales Associate creates a unique profile of every customer and tailors the sales presentation to each prospect. It remembers a customer’s profile and preferences, and applies all available information towards the next sale. The Sales Associate incorporates both generic and domain–specific “rules of selling” to guide the sales process. It matches a customer profile with the products in a product knowledge base. It can deliver up–to–the–minute information on product features and availability, as well as news of special discounts and other promotions. This knowledge–based technology has an open architecture, designed for delivery with other commercial components such as web servers, databases, tutors and other web site components. Potential customers have been somewhat daunted by the need to specialize the early Sales Associate’s domain knowledge. In response, Teknowledge has continued to simplify, specialize, and incorporate some of these capabilities into TekPortal’s TekMarketer features. TekMarketer is a module for planning and executing a financial institution’s marketing and cross–selling campaigns based on information in its aggregated database. The working configurations of this system will depend on specific customer needs over time. The training and performance support capabilities of associate systems may also become value–added modules in the future. However, there are uncertainties and risks associated with the introduction of any complex software module (see Part II, Item 6).

Sales and Marketing

              Teknowledge’s employees, including the operating unit managers, full time Financial Systems sales professionals, and the CEO, market and sell Teknowledge’s services and software. Each operating unit offers consulting services to help prospective customers define their problems and projects. Prospective customers may fund consulting assignments to evaluate current corporate capabilities and recommend next steps, including application work. However, government proposal work conducted in response to a Broad Area Announcement or Request for Proposal is typically not funded.

              In 2002, Teknowledge continued its commercial sales and marketing efforts both domestically and internationally in order to increase license and services revenues, and broaden market acceptance of TekPortal by increasing access to an expanded base of commercial customers. NCR and Financial Fusion are VAR’s for TekPortal. Fincentric (formerly ProLogic) has an agreement with Teknowledge to OEM (private label) TekPortal. Macquarie Bank in Australia and New Zealand, AccountOne in Japan, Matrix, Ltd., in Israel, Turkey, Cypress, Germany, France and Switzerland, and Edge IPK in Ireland and the United Kingdom, joined the team of companies selling TekPortal aggregation services. In addition, Teknowledge is actively seeking additional companies to serve as VARs for TekPortal and where possible pull through the Company’s other application solutions.

Backlog

              At December 31, 2002, the expected order backlog was approximately $9.4 million, which consisted of (i) new orders for which work has not yet begun and (ii) revenue remaining to be recognized on work in progress. Most of the commercial backlog is for short installation and on–demand customization projects, so there is little opportunity for long–term backlog development. 96% of the December 31, 2002 backlog is from government customers. Approximately 62% of the backlog consists of government–sponsored programs that are awarded but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. Approximately 64% of the overall backlog will likely be fulfilled in the current fiscal year.

              Teknowledge has seen a nominal increase in government sponsored contract R&D opportunities since the September 11th attacks on the World Trade Center and the Pentagon, but this situation began to change after the new Department of Homeland Security became fully operational. It will take several additional months before some of these opportunities can be transformed into new R&D contracts. The Security Systems and Distributed Systems business units have working software solution prototypes for information intrusion and advanced email security. The Knowledge Systems and Training Systems units have prototypes for mining, processing, and serving knowledge. These prototypes may provide significant competitive advantages in obtaining new contracts over the next few years. They may also result in new commercial technology licenses after rigorous user tests by government customers.

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

              In 2002, Teknowledge continued to grow its TekPortal product and services business and increased its investment in TekPortal. The Company capitalized $2,622,635 and $2,602,442 of computer software development costs in the years ended December 31, 2002 and 2001, respectively. In addition, the Company’s R&D expense was $28,263 and $490,101 for the years ended December 31, 2002 and 2001, respectively.

Government Contract Administration

              In 2002, approximately 74% of Teknowledge’s revenues were from cost plus fee–type government–sponsored contract research and development. Since these R&D contracts are typically made on a multi–year basis, 96% of Teknowledge’s December 31, 2002 backlog was for contract R&D sponsored by the government. Teknowledge infrequently enters into cooperative “matching” agreements with government agencies in which some R&D costs are reimbursed. The Company’s success in winning contract R&D business depends on effective competitive bidding for contracts. The Company applies for contract R&D in the form of a proposal by responding to Requests for Proposals and Broad Agency Announcements issued by the United States Federal Government, by prime contractors under contract to the U.S. Government, or in some cases by commercial companies. Proposals include discussion of the technical approach to be taken to satisfy the sponsor’s or the prime contractor’s requirements and a detailed presentation of costs expected to be incurred. The proposal is reviewed and evaluated by technical and administrative personnel employed by the government or the prime contractor. Typically, these contracts are bid competitively, and the contract is awarded to the company which would best satisfy the government’s or the prime contractor’s requirements. If the procurement method is “negotiated award,” the government or the prime contractor enters into negotiations to determine a price for the contract; upon successful conclusion of negotiations, a contract is awarded. Government contracts are subject to agency funding limitations, congressional appropriation, and the priorities of the current administration in Washington, D.C.

              Most cost plus fee–type government contracts performed by the Company have a regulated fixed–fee limit, which limits the Company from improving profit margins on this type of contract beyond what is permitted in the government regulations. In addition, Federal Acquisition Regulations exclude from reimbursement some “unallowable” expenses that the Company considers a regular part of the business. Almost all of the Company’s government contracts contain termination clauses that permit contract termination upon the Company’s default or at the contracting party’s discretion. During 1998, DARPA terminated two projects with Teknowledge due to a change in its program priorities. Such cancellations may occur again in the future; however, Teknowledge conducts contract R&D in several technically relevant areas, and this diversity helps protect against some of the effects of changes in sponsor priorities. The Company intends to build its substantial multi–year backlog further with additional proposals for new contract R&D projects, since this work provides a strong pipeline of software and technical innovation that can be applied commercially.

              Teknowledge recorded a charge of $297,167, or $0.05 per share, against earnings, net of a $50,000 reserve recorded in 2001, due to the government’s collection of a one–time manufacturing–related license fee that NIST paid prior to 1996. At issue was the fair market value of a consortium license for a proprietary enterprise architecture for manufacturing. Teknowledge maintains that the license fee was established by the negotiation between it and the representatives of a NIST consortium. The government’s position was not based on the technical quality of the architecture, but rather on the notion that because this was a one–time sale, there was no preestablished market price, and thus the price should be zero. Teknowledge is appealing this decision in the Court of Federal Claims. In the mean time, Teknowledge’s relationship with NIST and other government customers remains friendly and on good terms. If the appeal is successful, the Company will be able to record the net amount of the recovery as earnings. As is typical with legal matters, there can be no assurance that the appeal via litigation in the Court of Federal Claims will result in the predicted outcome either on these terms or at all.

              The majority of Teknowledge’s service revenue is derived from government–sponsored contract research and development projects, and the Company has historically been profitable in that business. However, dependence on R&D contracts can be risky because the contracts are subject to administrative, legislative, and political interruptions, which may jeopardize the flow of funds. There can be no assurance that the Company’s proposals will be competitive, or that the government will continue to seek services at the current level in the future. Another uncertainty is that the Company’s revenues, costs, and earnings on government contracts are determined based on estimated overhead rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs inevitably varies somewhat from original estimates and necessitates periodic adjustments to overhead rates and revenues. Such adjustments of a few percentages points may translate to several hundred thousand dollars in rate adjustments or reserves. Rate adjustments are made on a cumulative basis at least annually, but the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal Government. As a result of these audits, the Company may be exposed to cost adjustments, which are applied on a retroactive basis to the government contracts completed in those years. These adjustments can have a positive or negative effect on the business. In order to address the possible exposure from prior year rate adjustments, Teknowledge has established a rate adjustment reserve for such contingencies, and the amount of the rate adjustment reserve is reviewed and adjusted at least annually.

              The indirect costs and expenses accumulated in the performance of government contracts are allocated to the customer in the form of overhead (indirect) rates. These rates, which are periodically reviewed by government auditors, fluctuate based on the relationship between overhead costs and direct costs incurred in the performance of the contracts during the year. Excluded from these rates, and not subject to reimbursement, are small amounts of unallowable costs, such as entertainment and advertising. In addition, the government has established compensation reimbursement limits for executives, which reduces the amount of compensation and related expenses (such as bonuses and stock options) that can be passed on to the government through the overhead rates. Teknowledge typically receives about 7%–8% fees on new government contracts. New contracts that have been transferred to Teknowledge from another institution, such as those that were transferred from USC in 2000, may provide for technology rights, but no fees. The overall limitation on potential government contract fees, coupled with a potential increase in the expenses not eligible for reimbursement, restrict the Company’s ability to improve profit margins on government contracts in the future. The Company’s government–sponsored R&D is an effective development laboratory and test bed. The best software from this work becomes a candidate for software product commercialization. The government encourages commercialization because it shares the considerable cost of software maintenance with new commercial customers downstream, and it sharpens Teknowledge’s ability to provide competitive software.

Competition

              A number of companies provide consulting services and software that compete with aspects of Teknowledge’s business. Many of these companies are substantially larger and have greater financial resources than Teknowledge. Teknowledge’s primary competitive advantages are its experienced management team, its specialized financial systems consulting and engineering teams, its deeply technical R&D talent base, its expertise in key application areas, its patent portfolio and other software–based intellectual property, and its unusually strong and externally funded government R&D program in several key areas relevant to TekPortal and the financial services industry.

              Teknowledge’s TekPortal product is positioned as the leading on–premise aggregation software worldwide. Its main competition is from Yodlee, which has historically focused on providing off–premise, centralized data center solutions. Yodlee is the largest provider of application service provider or ASP–based account aggregation, and it has recently announced a form of on–premise offering. TekPortal provides an entirely on–premise software license solution that allows the financial institution, as the trusted provider, to run its own aggregation operation in–house and maintain full control over access to the customer’s financial portfolio information. The financial institution is well positioned to use the aggregated balance and transaction information, with the customer’s permission, to sell relevant products and services directly to its customers. In addition, TekPortal’s on–premise solution allows the financial institution to set and enforce procedures independently to protect the privacy of the customer’s financial information. As the demand for account aggregation applications grows, the key differentiators will be new modules that help financial institutions realize the value in their account aggregation database. Other factors will include the cost to operate the service and the ability to provide additional on–site consulting and application services. Other on–premise suppliers include uMonitor, CashEdge, and Adhesion Technologies, which have historically attempted to gain market share by providing their software at prices that may not be sustainable in the long run. Teknowledge intends to continue to charge competitive prices for TekPortal, and capture that portion of the market that appreciates high quality software and services, as well as longevity in software suppliers. Depending on the specifics of each new customer opportunity, Teknowledge may team or compete with businesses delivering software platforms designed to enable financial institutions to offer internet–based financial services, including Corrillian, S1, Digital Insight, and Online Resources and Communications.

              Knowledge processing systems are provided by Logica Carnegie Group, Inference Corp., Mindbox, Inc. CycCorp, Intellicorp, Inc., and others. Trilogy Development Group, Calico, Selectica, Brightware, Baan, SAP, Oracle, and others provide sales and configuration systems. Distributed systems and security services are provided by Trusted Information Systems, SRI, Secure Computing, Lockheed–Martin, Boeing, Genuity, ISX, and SAIC, among others. Internet–based distance education and training technologies include Click2Learn, IBM, and KnowledgeNet, with new competitors still emerging in the commercial marketplace. Potential competitors could also be collaborators, such as Macromedia (learning components sold to IBM) and Click2Learn (formerly Asymetrix Learning Systems).

Proprietary Rights

              Teknowledge maintains an active intellectual property program and currently holds nine key U.S. software patents. The application software developed by Teknowledge includes TekPortal for financial information consolidation, Sales Associate for conducting automated sales on the Internet, knowledge–based expert systems, pattern detection and data fusion tools, and systems to manage and protect webs of networked information. One software patent on Automatic Retrieval of Changed Files by a Network Software Agent, or Hotbox, has two key components, network caching and alerts. Network caching refers to the strategic storage of information, such as web pages, to allow accelerated access to that information. Alerts refer to the ability to register interest in a particular data item on a specific web page and get notification when that item changes. As there are many high–value applications of the capabilities covered by this patent, Teknowledge is actively protecting its intellectual property rights related to the patent’s claim.

              Teknowledge has relied on a combination of patent, copyright, trade secret and trademark laws, as well as contractual provisions, to protect its proprietary technology. As use of any product name becomes consistent and established, the Company intends to apply for formal registration of the product name as a trademark in the United States and relevant foreign jurisdictions. The Company requires all employees, customers, vendors, and others who have access to proprietary technology to sign nondisclosure agreements. The Company retains a proprietary right to market commercially most of the development sponsored by government agencies. The government may not distribute proprietary information that was developed by the Company to any third–party for commercial purposes without first receiving permission from the Company.

              Teknowledge provides its software products to commercial end users under non–exclusive, non–transferable licenses that typically have a perpetual term unless terminated for breach. Government contracts can be terminated at the government’s discretion. The Company protects the source code of its software products as trade secrets and unpublished copyrighted works. Additionally, Teknowledge holds patents for the knowledge processing and systems engineering technologies that form the basis for many of the products and configuration services that the Company markets.

              There can be no assurance that Teknowledge’s protective measures will be adequate to protect its proprietary rights, that others have not or will not independently develop or acquire equivalent or superior technology, or that the Company will not be required to obtain royalty–bearing licenses to use other intellectual property in order to utilize the inventions embodied in its patents. There also can be no assurance that any patents will be issued pursuant to the Company’s current or future patent applications or that patents issued pursuant to such applications or any patents the Company currently owns will not be invalidated, circumvented, or challenged. Thus far, Teknowledge has not been notified that it may be infringing any patents or proprietary rights owned by third parties. There can be no assurance that the Company would be able to enter into an acceptable license under such third–party patents, or that it could redesign or modify its products and processes to avoid infringement of such patents or proprietary rights, or that the Company could otherwise avoid infringement of such patent or proprietary rights. In the event the Company is unable to take such action, its business, financial condition, and results of operations could be materially and adversely affected. In some cases, litigation may be necessary to protect the Company’s proprietary rights (see Part 1, Item 3: Legal Proceedings).

              It is Teknowledge’s intention to increase its technology and intellectual property licensing investments and operations. The Company is aware of third parties it believes infringe on its intellectual property rights. Teknowledge has initiated legal action to protect those rights. In addition to on–going legal action, the Company is currently trying to negotiate licensing arrangements with other third parties. However, if the Company is unable to negotiate appropriate licensing arrangement it will continue to pursue legal action.

Employees

              Teknowledge had a total of 64 full–time employees at December 31, 2002, of which 47 were technical, 14 were accounting, administrative, or executive, and 3 were sales and marketing. All the employees were employed in the continental United States. The majority of employees are technical. They perform direct billable work on contracts, or develop, support, and sell software products. In addition to full–time employees, Teknowledge engaged a small number of independent contractors to work on specific projects in 2002. A large percentage of Teknowledge employees have deep expertise in technical disciplines. The future success of the Company will depend, in part, on the Company’s ability to retain, attract, and motivate highly qualified technical, sales, and management personnel that are central to its operations. The Company has never had a work stoppage, and it is not a party to any collective bargaining agreement with any of its employees.

Executive Officers

              Neil A. Jacobstein, 48, is Chairman of the Board, Chief Executive Officer, and President of Teknowledge. He has over 20 years of software development experience, and served as President and Chief Operating Officer and a director since January 1993. He was elected to the position of Chairman and CEO on November 22, 1999. After joining Teknowledge in 1984, Mr. Jacobstein served in various positions, including: Senior Knowledge Engineer, Manager of the Research and Advanced Development Group, Vice President and General Manager of Research and Advanced Systems Development, and Vice President and General Manager of the Knowledge Systems Division. Mr. Jacobstein initiated Teknowledge’s eCommerce unit (now Financial Systems) in 1996. In 1998, he was appointed to the Technology Advisory Board of the U.S. Army’s Simulation, Training, and Instrumentation Command (STRICOM). Prior to joining Teknowledge, Mr. Jacobstein was a Graduate Research Intern and consultant at Xerox PARC, and a Research Associate at CBNS. Since 1992, he has served as the Chairman of the Board of Directors of the Institute for Molecular Manufacturing, a nonprofit organization. He serves as a Director of GlobalStake.com. In 1999, Mr. Jacobstein was selected as a Henry Crown Fellow in the Aspen Institute’s executive leadership program.

              Dennis A. Bugbee, 56, is Vice President of Finance, Chief Financial Officer, and Secretary. Mr. Bugbee joined the Company in 1990 as the Division Controller for the Knowledge Systems Division in Palo Alto, California. He was promoted to Director of Finance March 1, 1993 and shortly thereafter to the positions of Treasurer and Corporate Secretary. Prior to joining the Company, Mr. Bugbee held the position of Accounting Manager with TRW’s Space and Defense Sector. He has over 25 years experience in finance and accounting.

              Benedict O’Mahoney, 43, is Vice President, Administration and Legal Affairs. Mr. O’Mahoney was elected a Director of Teknowledge in December 1999. Mr. O’Mahoney joined Teknowledge in 1996 as Corporate Counsel. Prior to joining Teknowledge, Mr. O’Mahoney practiced intellectual property law from 1991 to 1996, and served as General Counsel for Slatt Mortgage Company from 1988 to 1991. He served with the Federal Reserve Bank of San Francisco from 1985 to 1988. Mr. O’Mahoney also serves on the Board of Directors of the Virtual Reality Education Foundation, a nonprofit organization.

Item 2.  Description of Property

              The Company’s executive offices are located at 1800 Embarcadero Road, Palo Alto, California, under a lease expiring in October 2005. In November 2002, the Company relocated its corporate office from 1810 Embarcadero Road to the present 1800 location in the same office park to take advantage of reduced rent and a newer office. The Company rents 9,300 square feet of space in Palo Alto. The Company has also signed renewable leases for office space in Chantilly, Virginia (5400 sq. ft.), Marina Del Rey, California (3081 sq. ft.), and Cleveland, Ohio (960 sq. ft.). These properties are in good condition and are generally described as research and development facilities. All properties amounting to at least 10% of the Company’s total assets are adequately covered by insurance.

Item 3.  Legal Proceedings

              On August 19, 2002, Teknowledge entered into a Contingency Fee Agreement and Power of Attorney in Damage Suit (the “Fee Agreement”) with Goldstein & Faucett, L.L.P. (the “Attorneys”) for the enforcement of its intellectual property rights, specifically U.S. Patent No. 6,029,175 entitled “Automatic Retrieval of Changed Files by a Network Software Agent” (“the ’175 patent”). Under the terms of the Fee Agreement, the Attorneys agreed to pursue damages, compensation, and relief to which Teknowledge may be entitled related to any infringement of the ’175 patent, and Teknowledge will pay the Attorneys’ fees, and the majority of direct expenses, out of any money collected from such efforts.

              Pursuant to the Fee Agreement, the Attorneys filed a Complaint in the United States District Court for the District of Delaware on August 29, 2002. The Complaint stated a claim for patent infringement of the ’175 patent and named Akamai Technologies, Inc., Inktomi Corporation, and Cable&Wireless Internet Services, Inc. as defendants.

              Because of the nature of the Fee Agreement, the Company does not believe that the outcome of this legal matter will have a material adverse effect on the Company’s consolidated results of operations or consolidated financial position.

              Teknowledge is appealing in the Court of Federal Claims the government’s collection of a one–time manufacturing–related license fee that NIST paid prior to 1996. Teknowledge recorded a charge of $297,167, or $0.05 per share, against earnings, net of a $50,000 reserve recorded in 2001. At issue was the fair market value of a consortium license for a proprietary enterprise architecture for manufacturing. Teknowledge maintains that the license fee was established by the negotiation between it and the representatives of a NIST consortium. The government’s position was not based on the technical quality of the architecture, but rather on the notion that because this was a one–time sale, there was no preestablished market price, and thus the price should be zero. In the mean time, Teknowledge’s relationship with NIST and other government customers remains friendly and on good terms. If the appeal is successful, the Company will be able to record the net amount of the recovery as earnings. As is typical with legal matters, there can be no assurance that the appeal via litigation in the Court of Federal Claims will result in the predicted outcome either on these terms or at all.

              The Company may also be subject to other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s consolidated results of operations or consolidated financial position.

Item 4.  Submission of Matters to a Vote of Security Holders

              No matters were submitted to a vote of security holders during the fourth quarter of 2002.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

              The Common Stock of Teknowledge has been trading under the symbol TEKC on the Nasdaq SmallCap Market since March 5, 1999. On March 21, 2003, the closing price of the stock was $1.12 a share.

              The following table sets forth the range of high and low closing price information for the Common Stock on the Nasdaq SmallCap Market for the quarterly periods indicated. The three–year average closing stock price was $2.11.

2002	High	Low
First quarter, ended March 31, 2002	$3.96	$2.58
Second quarter, ended June 30, 2002	2.88	1.55
Third quarter, ended September 30, 2002	1.79	0.96
Fourth quarter, ended December 31, 2002	1.08	0.73

2001	High	Low
First quarter, ended March 31, 2001	$2.88	$1.63
Second quarter, ended June 30, 2001	5.48	1.82
Third quarter, ended September 30, 2001	6.72	3.23
Fourth quarter, ended December 31, 2001	4.30	3.33

              As of December 31, 2002, there were 1,510 holders of record of Common Stock of the Company.

              The Company has never declared a dividend and is not likely to do so in the near future.

              There have been no sales of unregistered securities in the last 3 years.

Item 6.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

              Forward–looking statements made in this report relate to the demand for aggregation software and counter–terrorism applications, market acceptance of the Company’s products and services and the exchange of financial information over the Internet, demand for the Company’s products and services by the government, employees and management, patent and technology licensing, intent to apply for trademark registrations, intent to broaden customer base, plans to develop new products and services, effectiveness of security measures, as well as expected revenue, cash and profitability, ability to realize backlog, availability of equity capital and financing, effects of competition, research and development, consolidation in the financial services industry, government regulation, collections on customer receivables, and effects of recently–issued accounting pronouncements. All forward–looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward–looking statements contained herein as a result of competition, general market conditions, government agency funding limitations, other factors relating to government contracting, ability to attract and retain technical and management personnel, commercial opportunities, financing, and other factors described in “Certain Factors That May Affect Future Results of Operations and/or Stock Price.”

Overview of Significant Matters

              Teknowledge sells software product and service solutions. The Company delivers account aggregation software for the financial services industry and technologies relevant to anti–terror and defense applications for contract research and development services. The underlying security, training, and distributed knowledge systems technologies developed in contract research and development (“R&D”) are often directly applicable to financial services applications. Teknowledge develops software that facilitates intelligent transactions in the form of flexible, secure, and knowledge–based interactions with customers. Teknowledge programs enable organizations to codify their knowledge, use this knowledge to interpret data, and use the resulting interpretations to provide value–added services to end–users.

              Teknowledge has five business operating units within two reporting segments. The operating units are interdependent in terms of executive management, infrastructure, talent, technology, and management incentives. The Financial Systems operating unit is focused on Teknowledge’s TekPortal™ solution, which provides customer information aggregation for the financial services industry. This focus is strengthened by Teknowledge’s knowledge processing capabilities, network security, web–based training, and distributed systems solutions. Teknowledge is a value–added reseller for components such as CheckPoint’s Firewall–1™ security product and Financial Fusion solutions. In addition, Teknowledge is qualified as a Microsoft Certified Partner.

              Teknowledge has four other operating units in complementary technical application areas. Security Systems provides network security solutions that protect the information stored in computer networks and ensure that information is accessible by the right people at the right time. Training Systems encapsulates traditional courseware into reusable electronic media, develops intelligent tutoring systems, and develops software to distribute the resulting courseware solutions on the Internet. Distributed Systems is focused on improving the quality, control, and timeliness of network services. Knowledge Systems is developing scalable solutions for processing knowledge and making semantic as well as numerical inferences about customer–supplied data. Virtually all of Teknowledge’s government and commercial projects involve processing application knowledge and distributing customer solutions over networks. Both commercial and government customers need these capabilities. The Company expects that the U.S response to the terrorist attacks on September 11, 2001 will eventually result in increased demand for security, distributed knowledge systems, and training capabilities at the state and federal levels. Various Homeland Security programs may take longer than expected to begin and some proposals and contracting cycles may be extended as a result. However, Teknowledge already has several teams focused on relevant defense and security applications, based on a substantial prior program funding.

              Teknowledge’s Financial Systems operating unit delivers TekPortal product and service solutions. TekPortal software gives financial services companies, such as Internet banks, the ability to provide customers with a single web site to manage their financial portfolio of bank, brokerage, credit card, and other accounts. TekPortal permits both information aggregation and transactions between accounts. The customer provides all of the account and transaction permissions. TekPortal is typically installed at the financial institution, and the financial institution provides its security and privacy policies. Teknowledge has several partners or value–added resellers for TekPortal, including FiServ, NCR, Account One, Matrix, EdgelPK, Vexis, and Financial Fusion Inc. There are currently over 50 financial institutions using TekPortal.

              Teknowledge creates and licenses its intellectual property and has an active patents and technology licensing program. The Company obtained its first software patent in 1986 and currently has nine U.S. software patents. In 2000, Teknowledge decided to make technology and patent licensing an ongoing business activity, with the objective of bringing in multiple revenue streams. Teknowledge anticipates future licensing activity in this area and has embarked on a program of contacting other companies who may be infringing on the Company’s patents, to negotiate license arrangements for the continued use of the technology. Occasionally, negotiations are unsuccessful and the Company pursues legal recourse (see Item 3: Legal Proceedings). The Company expects to generate ongoing revenue from its intellectual property. However, there can be no assurance that revenue from patent or technology licensing will be generated on a quarter–to–quarter basis.

              Teknowledge had a challenging financial year in 2002. Because of a soft economy punctuated by war uncertainties, several potential financial services customers were reluctant to spend on planned development projects until the economy showed signs of recovery. As a result of the uncertainty, Teknowledge added key customers, but did not grow the overall business and take advantage of its leadership position in the development of account aggregation software for banks and financial institutions. This resulted in our first quarterly and annual operating losses in almost eight years. Additionally, the Company recorded a $1,206,293, or $0.21 per share non–cash impairment charge in 2002 to reduce the carrying value of its investment in GlobalStake.com to its estimated fair value (see “Related Party Transactions” discussion below).

              Teknowledge recorded a charge of $297,167, or $0.05 per share, against earnings, net of a $50,000 reserve recorded in 2001, due to the government’s collection of a one–time manufacturing–related license fee that NIST paid prior to 1996. At issue was the fair market value of a consortium license for a proprietary enterprise architecture for manufacturing. Teknowledge maintains that the license fee was established by the negotiation between it and the representatives of a NIST consortium. The government’s position was not based on the technical quality of the architecture, but rather on the notion that because this was a one–time sale, there was no preestablished market price, and thus the price should be zero. Teknowledge is appealing this decision in the Court of Federal Claims. In the mean time, Teknowledge’s relationship with NIST and other government customers remains friendly and on good terms. If the appeal is successful, the Company will be able to record the net amount of the recovery as earnings. As is typical with legal matters, there can be no assurance that the appeal via litigation in the Court of Federal Claims will result in the predicted outcome either on these terms or at all.

Certain Factors That May Affect Future Results of Operations and/or Stock Price

              The Company’s traditional sources of cash are operations, including intellectual property and patent licensing, and credit facilities. As of December 31, 2002, the Company had $1,113,815 in cash and cash equivalents, a decrease of $456,968 over the previous year. The Company generated net cash of $2,443,290 from its operating activities compared to $3,121,450 in 2001. The Company also generated net cash of ($182,324) from financing activities compared to $202,828 in 2001. Financing activities include $223,440 that was paid back to the lender in 2002, and $190,137 of net borrowings in 2001. During 2002, the Company generated cash from its receivables that it used to pay down accounts payable and the line of credit. If revenues do not increase, or the Company does not obtain additional cash, its ability to support its current and future operations will be adversely affected.

              The Company is actively pursuing patent and technology licenses as well as outside equity investment to fund growth and to provide operating working capital. However, there can be no assurances that the Company will be able to obtain additional capital on acceptable terms, or at all, or that the Company will generate significant revenue from licensing its patents and technology. If the Company cannot raise funds on acceptable terms, the Company may not be able to continue to support its existing operations or to develop its products and services, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. The Company may be required to eliminate costs by further reducing headcount, which could result in less sales or development activities and adversely impact operations. In the event the Company raises capital by issuing equity securities, such financing will decrease the percentage equity ownership of existing stockholders, and depending on the price at which the equity is sold, may result in significant economic dilution. The Board of Directors is authorized under the Company’s Certificate of Incorporation to issue preferred stock with preferences and privileges senior to those of the common stockholders without common stockholder approval. If the Company issues preferred stock in a financing, the rights of existing stockholders could be adversely impacted.

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

              The demand for account aggregation software will depend upon broad acceptance of new methods of accessing financial information over the Internet. The economy and resulting uncertainty in 2002 resulted in deferral of purchasing decisions by financial institutions for aggregation products like TekPortal, and there can be no assurance that these conditions will improve or that demand will return to 2001 levels. TekPortal is already in use at 30 bank sites. However, the continuing demand for specific products developed by the Company cannot be determined, nor can the viability of these products be determined at this time. As the market continues to change, there can be no assurance that the Company will be able to recruit or retain the technical staff to develop and bring products to market, that these products will gain market acceptance, or generate significant revenue or profits. If TekPortal or Teknowledge’s other products and services markets develop more slowly than expected, become saturated with competitors, or if the Company’s products do not achieve market acceptance, the Company’s business, financial condition, and results of operations may be materially and adversely affected.

              Teknowledge plans to grow its TekPortal business by winning new aggregation customers and by expanding into additional value–added capabilities or service offerings. Expansion will require incremental additional investment and could strain technical, financial, and operational resources. New competitors can enter the market for TekPortal and other financial solutions. The Company’s gross margins in new business areas may be lower than in its government contract business, and it may not be able to expand or maintain operations in a cost–effective or timely manner. If customers do not receive new products or services favorably, it could hurt the Company’s reputation and delay future expansion.

              Within the financial services industry, Teknowledge believes many companies are consolidating, creating larger competitors with greater resources and a broader range of products. The Company also competes with businesses delivering financial services through Internet portals, banks marketing their own Internet–based financial services, and non–bank financial service providers, such as brokerages and insurance companies, seeking to expand the breadth of their Internet product and services offerings. In addition, the Company’s customers may develop competing products. For example, a bank or brokerage may choose to develop its own software platform for Internet–based financial services. Several of the vendors offering data processing services to financial institutions also offer Internet banking solutions that may compete with the Company’s solutions. Some of the Company’s competitors and potential competitors may have significant advantages over the Company, including more extensive name recognition and marketing power, preferred vendor status with the Company’s existing and potential customers, and significantly greater financial, technical, marketing and other resources, giving them the ability to offer free products or services to gain market share or to respond more quickly to new or changing opportunities, technologies, and customer requirements. The Company’s competitors may also package their products in a manner that may discourage users from purchasing the Company’s products. Existing and potential competitors may establish cooperative relationships with each other or with third parties, or adopt unsustainable or aggressive pricing policies to gain market share. Security, privacy, reliability, cost, ease of use, and quality of service are the key competitive factors, and competitors are changing the way in which they are developing these factors; these changes may adversely affect cost of sales or the market acceptance of information aggregation software.

              Numerous federal agencies have recently adopted rules and regulations protecting consumer privacy and establishing guidelines for financial institutions to follow in selecting technology vendors for solutions such as TekPortal. The Company believes its business does not currently subject it to any of these rules or regulations that would adversely affect its business. However, these rules and regulations are new and may be interpreted to apply to the Company’s business in a manner that could make its business more onerous or costly. Moreover, financial institutions must generally comply with these laws and regulations, which may adversely impact demand for TekPortal. As the Internet continues to evolve, the Company expects federal, state, and foreign governments to adopt more laws and regulations covering issues such as user privacy, taxation of goods and services provided over the Internet, pricing, content, and quality of products and services. If enacted, these laws and regulations could limit the market for Internet–based financial services. Increasing government regulation of the Internet and financial services industry could adversely affect the Company’s business.

              Teknowledge’s customers in the Financial Systems unit are in the rapidly consolidating financial services industry, which is subject to economic changes that could reduce demand for the Company’s products and services. Consolidation in the financial services industry and unforeseen events, recession, inflation, or acts of terrorism could occur and reduce consumers’ use of bank services. Any event of this kind, or implementation for any reason by banks of cost reduction measures, could result in significant decreases in demand for our products and services. Mergers and acquisitions are pervasive in today’s banking industry. Teknowledge’s existing customers may be acquired by or merged into other financial institutions, which already have their own financial Internet software solution or which decide to terminate their relationship with the Company for other reasons. As a result, the Company’s revenue from licensing of aggregation software could decline if an existing customer is merged into or acquired by another company.

              Teknowledge’s solutions must integrate with complex data processing systems at the Company’s customers’ facilities. The Company generally recognizes revenue on a percentage completion basis, so its revenue is often dependent on its ability to complete implementations within the time periods that are established for its projects. Teknowledge relies on a combination of internal implementation teams and outsourced implementation teams for its implementations. If these teams encounter significant delays in implementing the Company’s solutions for a customer or fail to implement the solutions effectively or at all at a customer’s facility, the Company may not be able to recognize any revenue from the contract or be required to recognize a loss from the contract, if revised project cost estimates exceed revenue from the contract. In addition, Teknowledge may incur monetary damages or penalties if we are not successful in completing projects on schedule.

              Teknowledge has a quality assurance program to test its complex software products, but its software could still contain undetected errors or defects that may be discovered at any point in the life of the product. The Company has in the past discovered and corrected software errors in its products. After implementation, errors may be found from time to time in the Company’s new or enhanced products or services, or in products or services it resells for strategic partners. These errors could cause the Company to lose revenues or cause a delay in market acceptance of its solutions or could result in liability for damages or injury to its reputation. The Company’s products are often used in transaction processing systems that include other vendors’ products, and, as a result, its products must integrate successfully with these existing systems. System errors, whether caused by the Company’s products or those of another vendor, could adversely affect the market acceptance of its products, and any necessary modifications could cause the Company to incur significant expenses. Since the Company’s products are used to deliver services that are integral to its customers’ businesses, errors, defects, or other performance problems could result in financial or other damages to its customers. Product liability litigation arising from these errors, defects, or problems, even if it were unsuccessful, would be time–consuming and costly to defend. Existing or future laws or unfavorable judicial decisions could negate any limitation of liability provisions that are included in the Company’s license agreements.

              Despite the Company’s security measures, the core of its network infrastructure could be vulnerable to unforeseen computer problems and security breaches. Network or Internet security problems could harm the Company’s reputation and business. Although the Company has taken steps to mitigate much of the risk, it may in the future experience interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees, or others. Unknown security risks may result in liability to the Company and also may deter financial organizations from licensing its software and services. Although the Company intends to continue to implement and establish security measures, there can be no assurance that measures it has implemented will not be circumvented in the future, which could have a material adverse effect on its business, financial condition, or results of operations. The occurrence of any of these problems could reduce product demand from potential customers and cause existing customers to terminate their license or data center contracts with the Company. These problems could also require the Company to spend significant capital to remedy any failure and could subject it to costly litigation with clients or their end users.

              The Company’s success depends upon its proprietary technology and information. The Company relies on a combination of patent, copyright, trademark and trade secret laws, and confidentiality procedures to protect its proprietary technology and information. It is difficult to police unauthorized use of software. The steps the Company has taken to protect its services and products may not prevent misappropriation of its technology. Any misappropriation of the Company’s proprietary technology or information could reduce any competitive advantages it may have or result in costly litigation. The Company now also has a significant international presence. The laws of some foreign countries may not protect the Company’s proprietary technology as well as the laws of the United States. The Company’s ability to protect its proprietary technology abroad may not be adequate.

              The majority of Teknowledge’s service revenue is derived from government–sponsored contract research and development projects, and the Company has historically been profitable in that business. However, dependence on R&D contracts can be risky because the contracts are subject to administrative, legislative, and political interruptions, which may jeopardize the flow of funds. There can be no assurance that the government will continue to seek services at the current level in the future. Although the Company expected an increase in proposals related to homeland security in 2002, the level of requests for proposals was lower than expected. There can be no assurance there will be an increase in contract proposals in 2003. The Company faced increased competition for government projects in 2002 and this may continue until the general economy improves. Another uncertainty is that the Company’s revenues, costs, and earnings on government contracts are determined based on estimated overhead rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs may vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made on a cumulative basis whereby the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal Government. As a result of these audits, the Company may be exposed to cost adjustments, which are applied on a retroactive basis to the government contracts completed in those years. These adjustments can have a negative or positive effect on the business. In order to address the possible exposure from prior years, the Company has established a rate adjustment reserve for such contingencies, and the amount of the rate adjustment reserve is reviewed and adjusted at least annually.

              The typical cost–type government contract the Company performs has a regulated fixed–fee, which limits the Company from improving profit margins on these contracts. In addition, Federal Acquisition Regulations exclude from reimbursement some “unallowable” expenses, which the Company considers a regular part of the business, such as advertising expense. In addition, almost all the Company’s government contracts contain termination clauses, which permit contract termination if the Company defaults or at the contracting party’s discretion.

              The Company may be unable to attract and retain sufficient technical staff to meet the demands of new orders. The Company recognizes that the loss of one or more key management and technical personnel, who are employed on an at–will basis, could adversely affect aspects of the Company’s business. The Company relies on its executives and business unit managers for the acquisition and negotiation of new business, the management of services contracts and product development, and the management of ongoing operations. A proportion of the technical support base for operations is provided by outside consultants, and it is anticipated that this trend will continue in the future. The Company spent approximately $1,624,409 on mostly billable subcontractors in 2002. The use of outside consultants allows the Company to expand or constrict its operations quickly both inside and outside the U.S.

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

Critical Accounting Policies and Estimates

              Teknowledge’s significant accounting policies are also described in Note 2 to the consolidated financial statements. However, certain accounting policies are particularly important to the portrayal of the financial position and results of operations and require the application of significant judgment by its management team; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on the Company’s historical experience, terms of existing contracts, observance of trends in the industry, information provided by its customers, and information available from other outside sources, as appropriate. Teknowledge’s significant accounting policies and estimates include:

•	Revenue recognition and allowance for doubtful accounts;
•	Investments in GlobalStake.com;
•	Accounting for income taxes;
•	Software development costs; and
•	Government indirect rate reserves.

Revenue Recognition and Allowance for Doubtful Accounts

              Revenue on software licenses and services is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, there is a reasonable assurance of collection on the resulting receivable and vendor specific objective evidence exists to allocate the total fee among all delivered and undelivered elements in the arrangement. Teknowledge obtains written purchase authorizations from customers for a specific product at a fixed price and considers delivery to have occurred at the time of shipment. The software is delivered to the customer electronically or on a CD–Rom. Revenue is typically recognized on shipment for product software; however, if the software is subject to customer acceptance or contract terms that do not satisfy all of the above mentioned criteria, revenue is recognized upon customer acceptance or when all revenue recognition criteria have been met. Revenue from software consulting services is generally recognized on a time and materials basis; however, depending on the terms of the contract, the service element may be recognized on a milestone achievement or a percentage–of–completion basis. Revenue recognized under the percentage–of–completion basis requires the use of project cost estimates. Project cost estimates are revised periodically and changes affecting the amount of revenue recognized are recorded when they become known. Revenue from research and development contracts is generally recognized over applicable contractual periods as specified by each contract and as costs related to the contracts are incurred.

              Teknowledge provides an allowance for doubtful accounts based on historical payment experience for its nongovernment customers, age of unpaid amounts, and a review of significant past due accounts. Estimates of uncollectable amounts are revised each period and changes are recorded when they become known. The Company generally does not provide an allowance for receivables from government customers because the Company has historically experienced virtually no collection issues.

Investment in GlobalStake.com

              In the fourth quarter of 2002, the Board of Directors and management reviewed the performance and prospects of GlobalStake.com, the difficult environment for raising capital for development stage companies, and the undivided interest in Teknowledge intellectual properties using traditional valuation methods including projected discounted cash flows and capitalization of income. The Board and management considered not only GlobalStake.com’s 2002 performance, but also the comparative market valuations, the probability of successfully raising needed additional capital from third parties, and thus have determined that its investment is impaired. Based on the resulting analysis of the asset’s fair value, and the belief that this condition is other than temporary, Teknowledge recorded a non–cash charge of $1,206,293 to reduce the carrying value of this investment to its estimated fair value of zero (see “Related Party Transactions” discussion, below).

Accounting for Income Taxes

              Teknowledge records a valuation allowance to reduce its net deferred tax assets to the amount that it believes is more likely than not to be realized. The Company considers reversing taxable temporary differences, tax planning strategies and expected future taxable income in assessing the need for the valuation allowance. The Company evaluates the adequacy of the valuation allowance on at least an annual basis. The Company believes sufficient uncertainty exists regarding the realizability of its net deferred income tax assets, because the net operating loss and tax credit carryforwards may expire before they can be utilized, and accordingly, a valuation allowance has been established to reduce the asset to the amount we estimate will be realized. The realization of the net deferred income tax asset is also dependent on generating sufficient taxable income in future years. Management believes it is more likely than not that the net deferred income tax asset, as recorded, will be realized. Management’s assessment of the realizability of the recorded net deferred income tax asset is based on tax planning strategies that the Company intends to implement in order to avoid the expiration of net operating loss carryforwards, $10,000,000 of which expire in 2003. The typical tax strategy includes tax–planning efforts that the Company ordinarily might not take in the regular course of business, such as the sale of property, technology, or other assets that have significant economic value. The Company believes that its IP portfolio contains significant economic value, and the sale of one or more of its patents could generate taxable income of at least $3,000,000. As a result of two previous litigations over a single patent, the Company received gross settlement amounts in excess of $2,000,000.

Software Development Costs

              The Company evaluates the expected future revenues from software products before undertaking software development. Only those projects that are considered potentially profitable after including the costs to develop the software are pursued beyond the planning stage. The Company capitalizes software development costs from the point of technological feasibility and after completion of the detail program design. All costs incurred prior to determination of technological feasibility are expensed. Teknowledge solicits feedback from its customers to help identify potential enhancements that add value to key products such as TekPortal. The Company in turn evaluates these potential enhancements to determine which, if any, will be incorporated into the next version. The software development process proceeds from module to module until the product manager determines that an adequate number of functionalities have accumulated to earn release status. A typical version may encompass up to a dozen functional modules, most of which could be used separately, but which are not practical to market individually because of cost and market constraints. The Company may add high–value, low–risk development modules to address particular customer needs, but only after assessing technical risk and program design issues. These optional features are considered low–risk development enhancements to the original functionality.

              During 2002, Teknowledge completed work on V2.1 of TekPortal. Many of the functionalities added to V2.1 were extensions of work performed in earlier versions 1.0 and 1.1 in 2000, and 2.0 in 2002. The earlier versions have been fully operational at 30 Internet bank sites. The software developed in V2.1 extended the capabilities of TekPortal to include large bank service bureaus and the smaller banks that they service. Capitalized costs include direct and indirect labor costs and applicable overhead, but exclude general and administrative costs. As of December 31, 2002, the unamortized book value of capitalized software development costs was approximately $4,800,000. The Company’s policy is to amortize capitalized software development costs by the greater of (a) the ratio of current gross revenues for a product to the anticipated gross revenues for that product, or (b) the straight–line method over the estimated economic life of the product, which is estimated at three years. Capitalized costs are reviewed and evaluated periodically to determine the recoverability of capitalized software development costs. Should the Company determine that all or part of its capitalized software development costs are not recoverable, an adjustment to the capitalized software costs would be charged to income in the period such determination is made.

Government Indirect Rate Reserves

              The Company’s revenues, costs, and earnings on government contracts are determined based on estimated overhead “indirect” rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs may vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made on a cumulative basis whereby the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal Government. As a result of these audits the Company may be exposed to cost adjustments, which are applied on a retroactive basis to the government contracts completed in those years. These adjustments can have a negative or positive effect on the business. In order to address the possible exposure to rate adjustments on prior years, Teknowledge established a rate adjustment reserve for such contingencies that is reviewed and adjusted at least annually. At December 31, 2002 the Company increased its rate reserve for possible future rate adjustments by $400,000. The cumulative rate reserve for the years not yet audited by the Federal Government, consisting of 2000–2002 is $883,275 as of December 31, 2002.

Results of Operations

              Revenues in 2002 were $11,117,158 as compared to $17,263,958 in 2002. Revenues in 2002 fell 36% over the previous year as a result of decrease in demand for Teknowledge’s government and commercial products and services. Commercial operations contributed 26% of total revenues in 2002, down from 42% in 2001. In 2002, substantially all of the commercial revenue was generated from the sale of Financial Systems’ TekPortal products and services. Revenues from government–sponsored contract R&D accounted for 74% of total revenues in 2002 as compared to 58% in 2001.

              Included in Financial Systems revenue are sales of TekPortal software, consulting services, and post–contract customer support services. Financial Systems revenue totaled $2,722,065 and $6,319,477 for 2002 and 2001, respectively. Revenue from license fees for TekPortal software was $414,925, a 76% decrease from 2001. Financial Systems solutions maintained a high level of customer satisfaction in 2002 at existing installations; but, because of the economy, this advantage did not produce the anticipated results. Unusually skittish financial customers delayed committing limited financial resources to aggregation solutions until economic conditions improve. The Company believes the market for TekPortal products is poised for immediate growth as soon as financial institutions resume their development projects put on hold in 2002. Demand for aggregation products and services in the first quarter of 2003 already exceeds the fourth quarter results. The Company released version 2.1 of TekPortal in September 2002 and continues its development activities. Revenues from resellers accounted for 34% of Financial Systems 2002 revenues compared to 34% in 2001.

              Revenues from government–sponsored contract R&D were $8,256,636 in 2002, compared to $10,081,291 in 2001. The decline in government contract R&D revenue is primarily due to a decline in subcontractor revenues from two large research contracts that were completed successfully in 2001. Competition for government contracts has increased as a result of the soft demand for nongovernment products, and the average award to Teknowledge was smaller and of a shorter duration than in previous years. The future demand for government–sponsored contract R&D services will depend on a number of factors, including the quantity of competitive contract awards and sponsor priorities. The Company has not realized an increase in demand for counter–terrorism applications in the wake of the events on September 11th; nevertheless, the Company believes it will be able to sell to the government Teknowledge’s new security solutions in the next twelve–month period. In 2002, 65% of total revenues were from two contract R&D customers sponsored by the Department of the Air Force and the Department of the Navy, compared to 54% in 2001.

              The Company typically recognizes revenue from our customer contracts as services are provided on a contract–by–contract basis. This accounting method may result in timing differences between the amount of revenue recognized on an accrual basis and the amount billed, which is subject to separate determination based on an analysis of contract deliverables and milestones. The difference between the revenue recognized on this basis and the amount billed to the customer is recorded in accounts receivable as unbilled receivables or as deferred revenue. At December 31, 2002, approximately 4% of unbilled receivables were for commercial contracts, and 96% were for government–sponsored R&D contracts.

              Cost of revenue was $9,164,866 in 2002 compared to $12,307,559 in 2001. Cost of revenues, as a percentage of total revenues for 2002, was 82% compared to 71% in 2001. Approximately 57% of the 2002 cost of revenue is government and 43% commercial, compared to 56% and 44% in 2001. Generally, the decrease in absolute dollars of costs between periods was attributed to a decrease in labor and labor related costs from revenue–producing services in the commercial and government operating segments. Because of lower revenues, costs were a higher percentage of cost of revenues. In response to the revenue decline, the Company cut costs and expenses and trimmed headcount, but these reductions were not sufficient to overcome the revenue decline in the Financial Systems unit.

              The Company invested $2,622,635 in the development of TekPortal software in 2002. As a result of the release of TekPortal version 2.0 in 2001 and 2.1 in 2002, amortization charges in 2002 increased by $985,581 over the comparable period in 2001. The Company expects amortization expenses to remain steady in 2003 as a result of planned TekPortal development coupled with the release of future versions of the software. The Company uses billable consultants and contractors to supplement its full–time employee workforce. During 2002, the Company spent approximately $1,624,409 on these services compared to $4,856,285 in 2001. Subcontractor expenses have dropped substantially since the completion of two large government contracts in 2001. The Company often teams with subcontractors in government proposals to enhance its chances of winning new contracts. While this improves the Company’s chances of winning new work, it does not improve the margin on government contracts because of variable overhead pricing. The Company experienced a drop in subcontractor expenses in 2002 compared to 2001 consistent with the decline in revenues; however, amortization expenses from previously capitalized software development increased in both absolute dollars and as a percentage of cost of revenues.

              The gross margin for government–sponsored R&D in 2002 was $3,042,304 compared to $3,141,867 in 2001. The gross margin for commercial products was ($1,089,912) versus $1,814,532 in 2001. The decrease in the gross margin for commercial products between periods is primarily attributed to decline in license revenues of $1,299,400 in 2002 coupled with a general economic slowdown that reduced the demand for aggregation products and services (see Note 12. Segment Reporting).

              General and administrative costs were $2,728,104 and $2,970,549 in 2002 and 2001, respectively. General and administrative costs for 2002 were 24% of total revenues, versus 17% in 2001. Government contracts provide proportionate recovery for the majority of the Company’s general and administrative costs through approved indirect overhead rates billed to the government on a monthly basis. During 2002, the Company experienced reductions in both legal and bad debt expenses that were partially offset by an increase in labor and labor–related expenses. Because of the 36% drop in revenue year–to–year, general and administrative expense increased as a percentage of total revenues in 2002.

              Sales and marketing costs were $565,198 in 2002 as compared to $767,226 in 2001. Sales and marketing costs were 5% of total revenues in 2002 versus 4% in 2001. The Company’s sales and marketing efforts include applications engineering and technical support, direct sales efforts, as well as trade shows, demonstrations, and other traditional marketing activities. The Company relies primarily on direct sales and value–added resellers to lay the foundation for expanding the Financial Systems business. During 2002 the Company reduced discretionary expenses and reallocated some of its outside sales efforts to contractors.

              Company–sponsored R&D costs in 2002 decreased to $28,263 from $490,101 in the comparable period in 2001. R&D was 0% of total revenues in 2002 versus 3% in 2001. In 2001, the Company had one R&D contract that was partially funded by the government and was matched by internal R&D funding. Once this contract was completed in 2001, the employees were diverted to other billable R&D projects sponsored by the government. These figures do not include the majority of the R&D conducted by Teknowledge under contract to government customers, nor do they include substantial software development costs that were capitalized during the period. Excluding overhead and other indirect costs, R&D conducted by the Company under contract to government customers was $2,844,547.

              The Company spent $2,622,635 for the development of its TekPortal product during 2002, compared to $2,602,442 in 2001, and this amount was capitalized (version 2.1 was released for sale in September 2002). The Company expects to continue to capitalize additional costs in the development of the TekPortal product in 2003; but, at a level lower than 2002. The majority of the Company’s long–term R&D expenditures are funded externally through government projects (and recorded as cost of revenues), which are expected to provide new technology and intellectual property. Teknowledge retains intellectual property rights on its contract R&D work.

              In 2002, the Company wrote–off its investment in GlobalStake.com amounting to a charge of $1,206,293 or $0.21 per share.

              Interest income was $11,682 in 2002 versus $34,302 in 2001. Due to its considerable investment in software development in 2002, the Company experienced lower average cash balances throughout 2002. Interest expense, related to additional borrowings and favorable interest rates, decreased to $66,934 in 2002 from $109,176 in 2001. Also included in other income (expense) category was the aforementioned Department of Treasury collection charge of $297,147, a subcontractor cost recovery of $93,759, and miscellaneous other income of $5,497.

              The effective tax rate was 0% and 0% in 2002 and 2001, respectively. The principal reason for the 0% effective rate is the valuation allowance applied to the current year loss. The Company currently does not expect to realize any benefit for its loss in 2002.

              In 2002, Teknowledge’s net loss was $2,828,709, or $0.50 per share basic and diluted. This compares to earnings of $703,720, or $0.12 basic and diluted earnings per share for 2001. Included in the loss in 2002 were $1,503,460 of one time adjustments for GlobalStake.com of $1,206,293 and a government debt collection of $297,167.

Liquidity and Capital Resources

              As of December 31, 2002, the Company had $1,113,815 in cash and cash equivalents, a decrease of $456,968 from the previous year. The Company generated net cash of $2,443,290 from its operating activities compared to $3,121,450 in 2001. The Company also generated net cash of ($182,324) from financing activities compared to providing $202,828 in 2001. Financing activities include $223,440 that was paid back to the lender in 2002, and $190,137 of net borrowings in 2001. The Company invested $2,622,635 in the continuing development of TekPortal software and $95,299 for purchases of computer equipment and other improvements. During 2002, the Company generated cash from its receivables that it used to pay down accounts payable and the line of credit. In 2002, amortization and depreciation expenses nearly doubled to $2,116,701 over the previous year and approached the amount spent on TekPortal development. The Company expects working capital to improve in 2003 largely as a result of increased license sales for TekPortal and intellectual property licenses.

              The Company’s traditional sources of cash are operations, including intellectual property and patent licensing, credit facilities, and outside investments. The Company is seeking an equity investment; however, there can be no assurance that the Company will be able to locate and obtain additional financing acceptable to the Company or at all. Based on its current cash position, available credit, and projected cash flows from operations, management believes the Company will have sufficient funds to support operations for the next twelve–month period. If the Company obtains equity financing, it may result in diluting of existing stockholders. In the event Teknowledge does not raise additional capital from equity financing, intellectual property, and increased revenues as expected, or the economy fails to improve, the Company may have to reduce costs further, including headcount reductions, which could materially adversely affect development operations or sales activities.

              Teknowledge’s assets collateralize borrowings under its line of credit arrangement. The line was renewed in August 2002 and extended until June 30, 2003, with essentially the same borrowing limits. The outstanding balance bears variable interest per annum equal to the sum of the One–Month LIBOR rate (1.38% at December 31, 2002) and 2.8%. Under the terms of the arrangement, the Company may borrow up to 80% of its eligible receivable base, to a maximum of $3,000,000. Eligible receivable base is defined as 80% of commercial receivables outstanding for 90 days or less plus the lower of 50% of government receivables outstanding for 90 days or less or $750,000. The Company has borrowed a total of $1,316,697 as of December 31, 2002. Because of an unusually small amount of invoices recorded by the Financial Systems unit in the fourth quarter of 2002, the line was approximately $500,000 over its calculated borrowing limit. Subsequent to December 31, the Company paid down the line by $120,000 and increased its account receivable balance to the required level.

              At December 31, 2002, the Company was not in compliance with two financial covenants, “tangible net worth” and “total debt to tangible net worth.” The Company received a waiver of these financial covenants through December 31, 2002.

              Effective March 28, 2003, the Company signed a new credit arrangement with a bank to provide financing through March 27, 2004. Under this arrangement the Company may borrow a maximum $3,000,000 against 80% of eligible receivables at an initial rate of 1.5% over the Wall Street Journal prime interest rate. The line includes one financial covenant tied to EBITDA earnings, calculated beginning with the quarter ending June 30, 2003, and monthly reporting requirements for accounts payable and accounts receivable. The line also includes quarterly financial statement reporting. Compared to the old financial arrangement, the new line is expected to increase the Company’s regular borrowing capacity for government receivables by approximately $350,000.

              In connection with a credit facility agreement with Bridge Bank, N.A., dated March 28, 2003, the Company issued a warrant exercisable for Common Stock of the Company at an exercise price of $3.00 per share. The warrant also has a cashless exercise provision. The warrant has a five–year term and will be exercisable on March 28, 2008. The Company has no obligation to register the warrant or the shares issuable on exercise or conversion of the warrants.

              Teknowledge has taken steps to reduce expenditures and cut staff in order to protect cash and minimize outflows. The recent relocation of the corporate headquarters to 1800 Embarcadero Road saved approximately $350,000 in annual rent. Other than the line of credit, the Company has no long–term debt or contingent liabilities and believes it will be successful in its patent licensing program, which historically has been a source of significant cash (over $2,000,000 to date). The Company has expanded its borrowing capacity with the new line of credit. Government contracts are expected to produce reliable cash, and the Financial System unit predicts a strong first half in 2003, an increase in revenues, and a return to profitability.

Related Party Transactions

              In November 1999, Teknowledge agreed to provide patent licenses, technology, and $1,200,000 in seed money for a web–based company, GlobalStake.com, which was spun off from Teknowledge. The Company’s investment in GlobalStake.com’s Series A preferred stock represents a 19.9% ownership interest. GlobalStake.com began by offering full service, discounted consumer real estate transactions on the Internet, but in December 2000 it modified its strategy to focus on a business–to–business model for conducting commercial real estate mortgages.

              In the fourth quarter of 2002, the Board of Directors and management reviewed the performance and prospects of GlobalStake.com, the difficult environment for raising capital for development stage companies, and the undivided interest in Teknowledge intellectual properties using traditional valuation methods including projected discounted cash flows and capitalization of income. The Board and management considered not only GlobalStake.com’s 2002 performance, but also comparative market valuations, as well as the probability of successfully raising needed additional capital from third parties, and thus have determined that its investment is impaired. Based on the resulting analysis of the investment’s fair value, and the belief that this condition is other than temporary, Teknowledge recorded a non–cash charge of $1,206,293 to reduce the carrying value of this investment to its estimated fair value of zero.

              The Company’s CEO represents Teknowledge in one out of six seats on the Board of Directors of GlobalStake.com. He owns approximately 7% of the common shares on a diluted basis at December 31, 2002. These are nonvoting shares.

Recently Issued Accounting Pronouncements

              In January 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 01–14, “Income Statement Characterization of Reimbursements Received for “Out–of–Pocket” Expenses Incurred.” This consensus requires that reimbursements received for out–of–pocket expenses incurred be characterized as revenue in the income statement. The Company adopted EITF 01–14 effective January 1, 2002, which did not have a significant impact on the Company’s consolidated financial statements.

              In April 2002, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30. Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective beginning January 1, 2003. Management does not believe the adoption of SFAS No. 145 will have a significant impact on the Company's consolidated financial statements.

              In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. This standard will be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not believe the adoption of SFAS No. 146 will have a significant impact on the Company's consolidated financial statements.

              In November 2002, EITF issued EITF 00–21 “Revenue Arrangements with Multiple Deliverables.” EITF 00–21 prescribes a method to account for contracts that have multiple elements or deliverables. It provides guidance on how to allocate the value of a contract to its different deliverables, as well as guidance on when to recognize revenue allocated to each deliverable over its performance period. The provisions of EITF 00–21 will apply to revenue arrangements entered into in the fiscal periods beginning after June 15, 2003. Management has not completed its evaluation of the effect EITF No. 00–21 will have on its consolidated financial statements.

              In December 2002, the FASB issued SFAS 148, "Accounting for Stock–Based Compensation—Transition and Disclosure." This statement amends SFAS 123, "Accounting for Stock–Based Compensation," to provide for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock–based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock–based compensation and the effect of the method used on reported results. The disclosure requirements of this statement are effective for financial statements of interim or annual periods ending after December 15, 2002. Management does not believe the adoption of SFAS No. 148 will have a significant impact on the Company's consolidated financial statements.

Item 7.  Financial Statements

              The response to this item is incorporated by reference in a separate section of this report. See Exhibits and Reports on Form 8–K, Item 13(a)(1) and (2).

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

No event described in paragraph (a) (1) (v) of Item 304 of Regulation S–K has occurred within the Company’s fiscal years ending December 31, 2000 and 1999, or the period from January 1, 2001 through July 26, 2001.

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 15(a) of the Exchange Act

              The information required by Item 9 regarding directors of the Company is incorporated herein by reference to the sections entitled “Election of Directors” included in the definitive proxy statement for the Company’s 2003 Annual Meeting of Stockholders (the “2003 Annual Meeting Proxy Statement”). Information regarding executive officers is included in Part I under the heading “Executive Officers.”

Item 10.  Executive Compensation

              The information required by Item 10 is incorporated herein by reference to the section entitled “Executive Compensation and Other Matters” and “Proposal 1: Election of Directors – Directors Compensation” included in the 2003 Annual Meeting Proxy Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management

              The information required by Item 11 is incorporated herein by reference to the section entitled “Security Ownership” included in the 2003 Annual Meeting Proxy Statement.

Item 12.   Certain Relationships and Related Transactions

              The information required by Item 12 is incorporated herein by reference to the section entitled “Certain Relationships and Other Transactions” included in the 2003 Annual Meeting Proxy Statement.

Item 13.  Exhibits and Reports on Form 8–K

(a)(1) and (2):   Financial Statements

              Reference is made to the Index to Financial Statements preceding the consolidated financial statements included in response to Part II, Item 7 of this annual report for a list of all financial statements filed.

(a)(3):   Exhibits

              Set forth below is a list of all exhibits filed herewith or incorporated by reference as part of this Annual Report on Form 10–KSB.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Teknowledge Corporation (4)

3.2	Amended and Restated Bylaws of Teknowledge Corporation (4)

3.3	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock (2)

4.1	Rights Agreement dated January 29, 1996 between the Company and Registrar and Transfer Company as Rights Agent (2)

4.2	Warrant Agreement between Teknowledge and Bridge Bank, N.A., dated March 28, 2003 (7)

10.1	Stock Option Agreement between the Company and Neil Jacobstein, dated November 29, 1993 (5)

10.2	Stock Option Agreement between the Company and Neil Jacobstein, dated April 1, 1994 (5)

10.3	Change of Control Agreement, dated November 21, 1994, between Teknowledge Corporation and Frederick Hayes-Roth and Neil Jacobstein (1)

10.4	Stock Option Agreement between the Company and Neil Jacobstein, dated March 30, 1995 (5)

10.5	Teknowledge Corporation 1998 Stock Option Plan (3)

10.6	Contract Agreement with GlobalStake.com, dated November 22, 1999 (6)

10.7	Credit facility agreement with Bridge Bank, dated March 27, 2003 (7)

23.	Consent of Grant Thornton LLP, independent public accountants

99.1	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 by Principal Executive Officer

99.2	Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002 by Principal Financial and Accounting Officer

References

(1)	Filed as an Exhibit to the Company’s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1994.

(2)	Filed as an Exhibit to the Company’s Current Report on Form 8-K dated February 12, 1996, related to the adoption of a 12(g) Shareholder Rights Agreement dated January 29, 1996.

(3)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 1998.

(4)	Filed as an Exhibit to the Company’s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1998.

(5)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended June 30, 1999.

(6)	Filed as an Exhibit to the Company’s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1999.

(7)	Filed as an Exhibit to the Company’s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2002.

(b)         Reports on Form 8–K

              None

(c)         Exhibits

              Reference is made to the response to Item 13(a)(3) above for a list of all exhibits filed herewith or incorporated by reference as part of this Annual Report on Form 10–KSB. Reference is also made to the Exhibit Index forming part of this Annual Report on Form 10–KSB.

              Reference is made to the response to Item 13(a)(1) and (2) above with regard to the financial statement schedules filed as part of this Annual Report on Form 10–KSB.

              For the purposes of complying with the amendments to the rules governing Form S–8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant’s Registration Statements on Form S–8 Nos. 33–27291, 33–77874, 33–78984, 33–82720, 333–00261, 333–67623 and 333–44334.

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

Item 14.   Controls And Procedures

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

Teknowledge Corporation

Date: March 31, 2003	By: /s/ Neil A. Jacobstein
Neil A. Jacobstein
Chairman of the
Board of Directors

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Neil A. Jacobstein	Chairman of the Board of Directors	March 31, 2003
Neil A. Jacobstein	and Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis A. Bugbee	Vice President Finance,	March 31, 2003
Dennis A. Bugbee	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Benedict O’Mahoney	Director, Vice President,	March 31, 2003
Benedict O’Mahoney	Administration and Legal Affairs

/s/ Lawrence Druffel	Director	March 31, 2003
Lawrence Druffel

/s/ Ivan Lustig	Director	March 31, 2003
Ivan Lustig

/s/ General Robert T. Marsh	Director	March 31, 2003
General Robert T. Marsh (Ret.)

/s/ James C. Workman	Director	March 31, 2003
James C. Workman

CERTIFICATION

I, Neil A. Jacobstein, Chief Executive Officer, certify that:

1.     I have reviewed this annual report on Form 10–KSB of Teknowledge Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and have:

       a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to filing date of this annual report (the “Evaluation Date”); and

       c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and audit committee of registrant’s board of directors (or persons performing the equivalent functions);

       a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

       b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: March 31, 2003

By: /s/ Neil A. Jacobstein
Neil A. Jacobstein
Chief Executive Officer

CERTIFICATION

I, Dennis A. Bugbee, Chief Financial Officer, certify that:

1.     I have reviewed this annual report on Form 10–KSB of Teknowledge Corporation;

2.     Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.     Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.     The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a–14 and 15d–14) for the registrant and have:

       a)     designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

       b)     evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to filing date of this annual report (the “Evaluation Date”); and

       c)     presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.     The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and audit committee of registrant’s board of directors (or persons performing the equivalent functions);

       a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

       b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: March 31, 2003

By: /s/ Dennis A. Bugbee
Dennis A. Bugbee
Chief Financial Officer

ANNUAL REPORT ON FORM 10-KSB

ITEM 7, ITEM 13(a)(1) and (2), and (c)

LIST OF FINANCIAL STATEMENTS

CERTAIN EXHIBITS

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002
AND FOR EACH OF THE TWO YEARS ENDED DECEMBER 31, 2002

TEKNOWLEDGE CORPORATION

PALO ALTO, CALIFORNIA

TEKNOWLEDGE CORPORATION

FORM 10-KSB - ITEM 13(a)(1) and (2)

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of Teknowledge Corporation are included in Item 7:

Page

Reports of Independent Certified Public Accountants	32–28

Consolidated Balance Sheet - December 31, 2002	33

Consolidated Statements of Operations and Comprehensive Income –
Years ended December 31, 2002 and 2001	34

Consolidated Statements of Stockholders’ Equity – Two years ended December 31, 2002	35

Consolidated Statements of Cash Flows – Years ended December 31, 2002 and 2001	36

Notes to Consolidated Financial Statements	37 – 49

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders of Teknowledge Corporation:

We have audited the accompanying consolidated balance sheet of Teknowledge Corporation (a Delaware Corporation) and subsidiary as of December 31, 2002, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teknowledge Corporation and its subsidiary as of December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

/s/Grant Thornton LLP

San Jose, California
March 3, 2003 (except for the information in Note 5 as to which the date is March 28, 2003)

TEKNOWLEDGE CORPORATION
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2002

ASSETS

Current assets:
Cash and cash equivalents	$ 1,113,815
Receivables:
Billed, net of allowance of $57,079	1,500,166
Unbilled	309,575

Total receivables	1,809,741
Deferred income taxes	768,000
Deposits and prepaid expenses	159,064

Total current assets	3,850,620

Capitalized software development costs, net of accumulated amortization of $3,142,672	4,760,298

Fixed assets, at cost
Computer and other equipment	3,589,796
Furniture and fixtures	122,834
Leasehold improvements	826,333

4,538,963
Less: Accumulated depreciation and amortization	(4,301,550)

237,413

Total assets	$ 8,848,331

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 907,417
Line of Credit	1,316,697
Payroll and related liabilities	1,153,626
Other accrued liabilities	1,448,478

Total current liabilities	4,826,218

Commitments and contingencies	–

Stockholders’ equity
Preferred stock, $.01 par value, authorized 2,500,000 shares
Series A Convertible Preferred Stock, none issued	–
Common stock, $.01 par value, authorized 25,000,000 shares,
5,715,751 shares issued and outstanding	57,158
Additional paid-in capital	1,825,605
Retained earnings since January 1, 1993
(following quasi-reorganization)	2,139,350

Total stockholders’ equity	4,022,113

Total liabilities and stockholders’ equity	$ 8,848,331

The accompanying notes are an integral part of this consolidated financial statement.

TEKNOWLEDGE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2002	2001

Revenues	$ 11,117,158	$ 17,263,958
Cost of revenue	9,164,866	12,307,559

Gross profit	1,952,292	4,956,399
Operating expenses:
General and administrative	2,728,104	2,970,549
Sales and marketing	565,198	767,226
Research and development	28,263	490,101

Total operating expenses	3,321,565	4,227,876

Income (loss) from operations	(1,369,273)	728,523
Loss on impairment of GlobalStake.com investment	1,206,293	–
Other expense, net	(253,143)	(24,803)

Net income (loss) and comprehensive income	$ (2,828,709)	$ 703,720

Earnings (loss) per share:
Basic	$ (0.50)	$ 0.12

Diluted	$ (0.50)	$ 0.12

Shares used in computing earnings (loss) per share:
Basic	5,713,540	5,693,256

Diluted	5,713,740	5,931,716

The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
TWO YEARS ENDED DECEMBER 31, 2002

	Common Stock		Additional
	Shares	Par	Paid-in	Retained
	Issued	Value	Capital	Earnings	Total

Balance, January 1, 2001	5,690,835	$ 56,908	$1,772,048	$4,264,339	$6,093,295

Exercise of stock options	6,333	64	12,627	–	12,691

Net income	–	–	–	703,720	703,720

Balance, December 31, 2001	5,697,168	56,972	1,784,675	4,968,059	6,809,706

Exercise of stock options	18,583	186	40,930	–	41,116

Net loss	–	–	–	(2,828,709)	(2,828,709)

Balance, December 31, 2002	5,715,751	$ 57,158	$1,825,605	$2,139,350	$4,022,113

The accompanying notes are an integral part of this consolidated financial statement.

TEKNOWLEDGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2002	2001

Cash flows from operating activities:
Net (loss) income	$ (2,828,709)	$ 703,720
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and Amortization	2,116,701	1,111,904
Provision (benefit) for doubtful accounts	(56,136)	(401,785)
Loss on impairment of GlobalStake.com investment	1,206,293	–
Changes in assets and liabilities:
Receivables	1,852,274	1,556,624
Deposits and prepaid expenses	88,745	(209,436)
Other assets	–	24,541
Accounts payable	(1,263,895)	73,217
Accrued liabilities	1,328,017	262,665

Net cash provided by operating activities	2,443,290	3,121,450

Cash flow from investing activities
Investment in GlobalStake.com	–	(71,986)
Capitalization of software development costs	(2,622,635)	(2,602,442)
Purchase of fixed assets	(95,299)	(128,119)

Net cash used by investing activities	(2,717,934)	(2,802,547)

Cash flow from financing activities
Proceeds from the issuance of common stock	41,116	12,691
Net borrowings from (payments on) line of credit	(223,440)	190,137

Net cash (used in) provided by financing activities	(182,324)	202,828

Net (decrease) increase in cash and cash equivalents	(456,958)	521,731
Cash and cash equivalents at the beginning of period	1,570,783	1,049,052

Cash and cash equivalents at the end of period	$ 1,113,815	$ 1,570,783

Supplemental disclosure of cash flow information:
Cash for interest expense	$ 66,934	$ 108,053

The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2002

1.           History and Business

              Teknowledge Corporation (the “Company”) was incorporated on July 8, 1981 under the laws of the State of Delaware and is the surviving corporation of the merger of American Cimflex Corporation and Teknowledge Inc., which was consummated in 1989. In December 1992, the Board of Directors approved a quasi–reorganization, which had the effect of eliminating the accumulated deficit at December 31, 1992, of approximately $58 million by reducing paid–in–capital.

              The Company sells software product and service solutions and is increasingly focused on the financial service industry. It also provides contract research and development services, primarily to the U.S. Government. Teknowledge designs intelligent transactions that deliver flexible, secure, and knowledge–based interactions with customers. These transactions enable organizations to codify their knowledge, use it to interpret data, and provide value–added services to end–users.

              As the Company migrates its business from primarily government–sponsored contracts to a commercial customer base, the Company is subject to risks inherent to companies at a similar stage of development. These include successful introduction and market acceptance of the software products and related services, sufficient resources to develop enhancements to the existing products and introduction of follow–on products, competition from larger companies, the ability to retain and attract employees, and sufficient working capital and cash flows to support the growth of the business. The Company’s software products and solutions are targeted to the account aggregation market where customers are mainly financial institutions.

              The Company believes that the current cash and cash equivalents, along with projected growth in revenues, will be sufficient to meet general expenses, working capital, software development, and capital expenditure requirements for at least the next twelve months. However, the Company may find it necessary to obtain additional equity or debt financing in 2003 or beyond. In the event that additional funding is required, the Company may not be able raise it on acceptable terms or at all.

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

              Cash and Cash Equivalents

              The Company considers all highly liquid debt securities, with original maturity dates of less than 90 days, cash equivalents. As of December 31, 2002, the Company’s funds were invested almost entirely in money market instruments at various institutions.

              Accounts Receivable and Unbilled Receivables

              Accounts receivable and unbilled receivables as of December 31, 2002 consist of the following:

Commercial customers:
Billed receivables	$ 336,037
Unbilled receivables	13,600

349,637

U.S. Government:
Billed receivables	1,221,208
Unbilled receivables	295,975

1,517,183

1,866,820
Allowance for doubtful accounts	(57,079)

Total receivables, net	$ 1,809,741

              Concentration of Credit and Customer Risk

              In 2002 and 2001, approximately 74% and 58% of the Company’s total revenues, respectively, were recorded in connection with U.S. Government contracts, principally of the cost–plus–fixed–fee type. In 2002, 65% of total revenues were from two government departments: 42% from the Department of the Air Force and 23% from the Department of the Navy. In 2001, 54% of total revenues were from two government departments: 27% from the Department of the Air Force and 27% from the Department of the Navy. At December 31, 2002, 66% of total accounts receivable were attributable to two government departments: 39% from the Department of the Air Force and 27% from the Department of the Navy.

              The majority of the Company's accounts receivable are due from companies in the financial services sector and the Federal Government. Credit is extended based on evaluation of a customers' financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes–off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company has not experienced a credit loss from a government customer nor does it anticipate such losses, and has not provided an allowance for doubtful accounts against government receivables. During 2002 one reseller, Financial Fusion accounted for 25% of Financial Systems revenues. In 2001, Financial Fusion accounted for 31%. At December 31, 2002, 25% of Financial Systems accounts receivable were attributable to Financial Fusion.

              Capitalized Software Development Costs

              Teknowledge capitalizes software development costs once technological feasibility is reached and continuing until general availability of the product. During 2002 and 2001, software development costs of $2,622,635 and $2,602,442 were capitalized respectively. Amortization costs were $1,871,011 in 2002 and $885,430 in 2001. The Company’s policy is to amortize capitalized software development costs by the greater of (a) the ratio of current gross revenues for a product to anticipated gross revenues for that product, or (b) the straight–line method over the estimated economic life of the product, which is estimated at three years.

              Fixed Assets

              Furniture and equipment is depreciated using the straight–line method over their estimated useful lives ranging from three to five years. Maintenance and repairs are charged to expense as incurred. Leasehold improvements are amortized over the shorter of the useful life or the remaining lease term. Depreciation costs were $245,690 in 2002 and $226,474 in 2001.

              Investment in GlobalStake.com

              At December 31, 2002 the Company owned 19.9% of GlobalStake.com and accounts for the investment under the cost method (see Note 11).

              The Company reviews, on a periodic basis, and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, the carrying amount of its investment in GlobalStake.com and other long–lived assets for impairment. Such reviews include estimating the value of the investment using traditional valuation methods including projected discounted cash flows and capitalization of income. In addition to considering GlobalStake.com’s financial performance, such reviews consider prevailing market valuations and the probability of successfully raising needed additional capital from third parties. For 2002, the Company determined that material impairment related to its investment in GlobalStake.com had occurred. The Company recorded a write–down of its investment in GlobalStakes.com of $1,206,293, reflecting a fair value of zero. (see Note 11).

              Revenue Recognition

              The Company derives revenue from research and development contracts (Contract R&D) with the U.S. Government and from sales of software products and services for financial systems, patent and technology licensing, and commercial business applications of government Security Systems to commercial customers.

              (a)    Contract Revenue

              The Company principally uses the percentage–of–completion method of accounting for contract revenues for both government and commercial projects. The percentage–of–completion method is based on total costs incurred to date compared with estimated total costs upon completion of contracts. The Company charges all losses on contracts to operations in the period when the loss is known. For contracts that do not meet the criteria for the percentage–of–completion method, the Company recognizes contract revenue on a milestone achievement basis. 15% of the fee, which is approximately one percent of the total contract award, is retained and may be billed after the final indirect rates are submitted to the government. The final indirect rates are not submitted to the government until they have been reviewed and approved by the Defense Contract Audit Agency. Revenue on the retained fee is not recognized until billed to the government. As of December 31, 2002, the Company calculated that it had approximately $283,244 of retained fees on its completed contracts to be recognized in future periods. The Company has not received final overhead rate approval from government agencies for costs incurred during the fiscal years 2000 through 2002. Accordingly, the Company has recorded a rate adjustment reserve of $810,000 related to potential audit agency adjustments to the Company’s indirect overhead rates.

              (b)    Software License and Services

              The Company derives revenue as follows: (i) sale of software licenses to end users, and (ii) services which include consulting, training, and post–contract customer support (“PCS”). This policy establishes the standards for ensuring that The Company recognizes revenue consistently, and in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97–2, Software Revenue Recognition (“SOP 97–2”), as amended.

              Under SOP 97–2, the Company records revenue from licensing of software products to end–users when both parties sign a license agreement, the fee is fixed or determinable, collection is reasonably assured and delivery of the product has occurred. When additional fees are paid for PCS, the amounts are deferred and revenue is recognized ratably over the period of the contracts, which is generally twelve months.

              Generally, the Company provides payment terms that range from thirty to ninety days from the invoice date. Accordingly, payment terms that exceed ninety days are not considered fixed or determinable and revenue is recognized as payments become due.

              When contracts contain multiple elements, and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, the Company recognizes revenue for the delivered elements based upon the residual method. VSOE is generally the price for products sold separately or the renewal rate in the agreement for PCS. Undelivered elements consist primarily of PCS and other services such as consulting, mentoring and training. Services are generally not considered essential to the functionality of the software. The Company recognizes revenue allocated to PCS ratably over the period of the contracts, which is generally twelve months. For revenue related to consulting services, the Company recognizes revenue as the related services are performed. In instances where services are deemed essential to the software, both the software license fee and consulting fees are recognized using the percentage–of–completion method of contract accounting as required under SOP 81–1.

              The portion of fees related to either products delivered or services rendered which are not due under our Company’s standard payment terms are reflected in deferred revenue and in unbilled receivables.

              Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If the Company made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

              Earnings Per Share

              Basic earnings per share is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average shares of outstanding common stock and potential common stock outstanding during the period. Potential common stock consists of shares issuable upon the exercise of outstanding common stock options. All potential common stock is excluded from the calculation if the effect is anti–dilutive.

              A summary of the earnings per share calculation for the years ended December 31, 2002 and 2001 is as follows (in thousands, except per share amounts):

	2002	2001
Basic earnings (loss) per share:
Net income (loss)	$ (2,829)	$ 704

Weighted average common shares	5,714	5,693

Basic earnings (loss) per share	$ (0.50)	$ 0.12

Diluted earnings (loss) per share:
Net income (loss)	$ (2,829)	$ 704

Weighted average common shares	5,714	5,693
Options	–	239

Diluted weighted average common shares	5,714	5,932

Diluted earnings per share	$ (0.50)	$ 0.12

              A total of 1,249,094 options were excluded from the computation of diluted earnings per share in 2002 because of the net loss. In 2001, 644,037 options were excluded from the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

              Accounting for Stock–Based Compensation

              The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock–Based Compensation.” The Company continues to apply Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for the options granted to employees and directors. The Company’s option grants provide that option exercise prices will not be less than fair market value per share on the date the option is granted.

              Had compensation cost for these plans been determined under the fair value recognition provisions of Financial Accounting Standards Board (“FASB”) Statement No. 123, “Accounting for Stock–Based Compensation,” the Company’s net income and earnings per share would have been reduced to the following pro forma amounts.

	Year ended December 31,
	2002	2001

Net income (loss), as reported	$(2,828,709)	$703,720
Add: Stock–based employee compensation
expense included in reported net income,
net of related tax effects	–	–
Deduct: Total stock–based employee
compensation expense determined under fair
value based method for awards granted,
modified, or settled, net of related tax effects	$(463,166)	$(538,364)

Pro forma net income	$(3,291,875)	$165,356

Earnings (loss) per share:
Basic – as reported	$(0.50)	$0.12
Basic – pro forma	$(0.58)	$0.03

Diluted – as reported	$(0.50)	$0.12
Diluted – pro forma	$(0.58)	$0.02

              The fair value of each option grant is estimated on the date of grant using the Black–Scholes option pricing model with the following weighted–average assumptions used for grants in 2002 and 2001, respectively, risk–free interest rates of 3.8% and 4.7%; expected lives of 5.5 years for both periods; expected volatility of 75% for both periods; and expected dividend yield of 0% for both periods.

              Financial Instruments

              Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables. The amounts reported for cash, receivables, accounts payable, line of credit and accrued liabilities approximate the fair value due to their short maturities.

              Recently Issued Accounting Pronouncements

              In January 2002, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue 01–14, “Income Statement Characterization of Reimbursements Received for “Out–of–Pocket” Expenses Incurred.” This consensus requires that reimbursements received for out–of–pocket expenses incurred be characterized as revenue in the income statement. The Company adopted EITF 01–14 effective January 1, 2002,which did not have a significant impact on the Company’s consolidated financial statements.

              In April 2002, the FASB issued SFAS No. 145, “Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections.” SFAS 145 requires that gains and losses from extinguishment of debt be classified as extraordinary items only if they meet the criteria in Accounting Principles Board Opinion No. 30. Applying the provisions of Opinion No. 30 will distinguish transactions that are part of an entity's recurring operations from those that are unusual and infrequent and meet the criteria for classification as an extraordinary item. SFAS No. 145 is effective beginning January 1, 2003. Management does not believe the adoption of SFAS No. 145 will have a significant impact on the Company's consolidated financial statements.

              In July 2002, the FASB issued SFAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by the standard include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operations, plant closing, or other exit or disposal activity. This standard will be applied prospectively to exit or disposal activities initiated after December 31, 2002. Management does not believe the adoption of SFAS No. 146 will have a significant impact on the Company's consolidated financial statements.

              In November 2002, EITF issued EITF 00–21 “Revenue Arrangements with Multiple Deliverables.” EITF 00–21 prescribes a method to account for contracts that have multiple elements or deliverables. It provides guidance on how to allocate the value of a contract to its different deliverables, as well as guidance on when to recognize revenue allocated to each deliverable over its performance period. The provisions of EITF 00–21 will apply to revenue arrangements entered into in the fiscal periods beginning after June 15, 2003. Management does not expect the adoption of EITF No. 00–21 to have a material impact on the Company’s consolidated financial statements.

              In December 2002, the FASB issued SFAS 148, "Accounting for Stock–Based Compensation—Transition and Disclosure." This statement amends SFAS 123, "Accounting for Stock–Based Compensation," to provide for alternative methods of transition for a voluntary change to the fair value based method of accounting for stock–based employee compensation. In addition, this statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock–based compensation and the effect of the method used on reported results. The disclosure requirements of this statement are effective for financial statements of interim or annual periods ending after December 15, 2002. Management does not believe the adoption of SFAS No. 148 will have a significant impact on the Company's consolidated financial statements.

3.           Other Accrued Liabilities

              Other accrued liabilities as of December 31, 2002 consist of the following:

Provision for indirect rate adjustments and unallowable costs	$ 1,052,493
Deferred revenue	320,896
Rent payable	54,876
Other	20,213

$ 1,448,478

4.           Lease Commitments

              The Company leases facilities and equipment under operating leases. As of December 31, 2002, the Company had facility leases with a duration of more than one year in the following locations:

Location	Expires

Palo Alto, California	October 31, 2005
Cleveland, Ohio	October 31, 2005
Chantilly, Virginia	June 30, 2007

              The remaining obligations under these leases, net of expected sub–lease income, are as follows:

Year Ending
December 31,

2003	$ 372,000
2004	377,000
2005	320,000
2006	126,000
2007	64,000

$ 1,259,000

              Rent expense for the years ended December 31, 2002 and 2001 totaled approximately $670,000 and $834,000, respectively, net of sublease income.

5.           Line of Credit

              The assets of the Company collateralize borrowings under its line of credit arrangement. The line was renewed in August 2002 and extended until June 30, 2003, with essentially the same borrowing limits. The outstanding balance bears variable interest per annum equal to the sum of the One–Month LIBOR rate (1.38% at December 31, 2002) and 2.8%. Under the terms of the arrangement, the Company may borrow up to 80% of its eligible receivable base, to a maximum of $3,000,000. Eligible receivable base is defined as 80% of commercial receivables outstanding for 90 days or less plus the lower of 50% of government receivables outstanding for 90 days or less or $750,000. The Company has borrowed a total of $1,316,697 as of December 31, 2002.Because of an unusually small amount of invoices recorded by the Financial Systems unit in the fourth quarter of 2002, the line was approximately $500,000 over its calculated borrowing limit. Subsequent to December 31, the Company paid down the line by $120,000 and increased its account receivable balance to the required level.

              At December 31, 2002, the Company was not in compliance with two financial covenants, “tangible net worth,” and “total debt to tangible net worth.” The Company received a waiver of these financial covenants through December 31, 2002.

              Effective March 28, 2003, the Company has agreed to enter into a new financial arrangement with a bank to provide financing through March 31, 2004. Under this arrangement the Company may borrow a maximum $3,000,000 against 80% of eligible receivables at an initial rate of 1.5% over the WSJ prime interest rate. The line includes one financial covenant tied to EBITDA earnings, calculated beginning with the quarter ending June 30, 2003, and monthly reporting requirements for accounts payable and accounts receivable. The line also includes quarterly financial statement reporting.

6.           Income Taxes

              The Company accounts for income taxes using an asset and liability approach for computing deferred income taxes based on enacted tax laws and rates applicable to the period in which the differences between the tax basis and financial reporting basis of assets and liabilities reverse.

              The provision for income taxes differs from the statutory U.S. Federal income tax rate due to the following:

	2002	2001

Provision (benefit) at U.S. statutory rate	(34.0)%	34.0%
State income tax (benefit), net of federal tax effect	(5.2)	5.2
Change in valuation allowance	35.5	(20.9)
Net operating losses not allowed at the state level	3.6	6.9
Benefit of tax credit carryforwards	–	(26.0)
Other	0.1	0.8

Effective tax rate	0.0%	0.0%

              The components of the net deferred income tax asset as of December 31, 2002 are as follows:

Net operating loss carryforwards	$19,287,417
Tax credit carryforwards	1,353,841
Cumulative temporary differences	(945,182)

19,696,076
Valuation allowance	(18,928,076)

Net deferred tax asset	$ 768,000

              The Company believes sufficient uncertainty exists regarding the realizability of its net deferred income tax assets, because the net operating loss and tax credit carryforwards may expire before they can be utilized, and accordingly, a valuation allowance has been established to reduce the asset to the amount we estimate will be realized. The realization of the net deferred income tax asset is also dependent on generating sufficient taxable income in future years. Management believes it is more likely than not that the net deferred income tax asset, as recorded, will be realized. Management’s assessment of the realizability of the recorded net deferred income tax asset is based on tax planning strategies that the Company intends to implement in order to avoid the expiration of net operating loss carryforwards. The typical tax strategy includes tax–planning efforts that the Company ordinarily might not take in the regular course of business, such as the sale of property, technology, or other assets that have significant economic value. The Company believes that its IP portfolio contains significant economic value, and the sale of one or more of its patents could generate taxable income of at least $3,000,000. As a result of two previous litigations over a single patent, the Company received gross settlement amounts in excess of $2,000,000.

              At December 31, 2002, the Company had net operating loss carryforwards of approximately $55 million available to offset future Federal taxable income. These loss carryforwards expire through the year 2022 as follows:

2003	$ 10,000,000
2004	9,000,000
2005	11,000,000
2006	7,000,000
Remainder	18,000,000

$ 55,000,000

              In 2002, $5 million of net operating losses expired. The availability and timing of the amount of prior losses to be used to offset taxable income in future years may be limited due to various tax law provisions, including any change in ownership interest of the Company resulting from significant stock transactions.

7.           401(k) Plan

              The Company has a 401(k) plan and participants in the plan may make a contribution as a percentage of their gross wages subject to the applicable government limits. The Company matches 5% of contributions on eligible wages. The Company matching contribution vests at 20% per year over a five–year period. The Company contributed approximately $215,000 and $261,000 to the plan during 2002 and 2001, respectively.

8.           Stockholders' Equity

              Preferred Stock

              On January 29, 1996, the Company’s Board of Directors approved a Rights Agreement. The adoption of the Rights Agreement is intended as a means to guard against takeover tactics designed to gain control of the Company without paying all stockholders full and fair value.

              Under the Rights Agreement, stockholders will receive five Rights to purchase one one–hundredth of a share of Series A Preferred Stock for each outstanding share of the Company’s Common Stock of record at the close of business on February 12, 1996.

              The Rights, which will initially trade with the Common Stock, become exercisable to purchase one one–hundredth of a share of Series A Preferred Stock, at $2.00 per Right, when a third party acquires 15 percent or more of Common Stock or announces a tender offer which could result in such person owning 15 percent or more of Common Stock. Each one one–hundredth of a share of Series A Preferred Stock has terms designed to make it substantially the economic equivalent of one share of Common Stock. Prior to a third party acquiring 15 percent, the Rights can be redeemed for $.001 each by action of the Board. Under certain circumstances, if a third party acquires 15 percent or more of Common Stock, the Rights permit the holders to purchase Teknowledge Common Stock having a market value of twice the exercise price of the Rights, in lieu of the Preferred Stock. In addition, in the event of certain business combinations, the Rights permit purchase of the Common Stock of an acquirer at a 50 percent discount. In either case, Rights held by the acquirer will become null and void.

              Stock–Based Compensation Plans

              The Company has two stock option plans accounted for under the recognition and measurement principles of APB Opinion 25. The stock option plan for employees is called the Teknowledge Corporation 1998 Stock Option Plan (the “1998 Plan”) and the stock option plan for Directors called the 2002 Teknowledge Plan for Non–Employee Directors (the “Directors’ Plan”).

              The aggregate number of shares issued under the 1998 Plan may not exceed 2,345,101 shares of Common Stock and 375,328 shares were available for future grant as of December 31, 2002. The Board of Directors has granted options to employees that are either incentive stock options (“ISO”) or non–statutory stock options (“NSO”). For ISO, the exercise price of the common stock options may not be less than the fair market value on the date of grant. For NSO, the exercise price of the common stock may not be less than 85% of the fair market value of the common stock on the date of grant. Options that have been granted normally vest in quarterly increments starting the second year of a four–year term and expire ten years after the grant date.

              The aggregate number of shares issued under the Directors’ Plan may not exceed 75,000 shares of Common Stock and 56,384 shares were available for future grant as of December 31, 2002. Under this plan, non–employee directors are entitled to receive annual option grants to purchase 3,000 shares of Common Stock on their initial election to the Board and thereafter on the anniversary date of their election to the Board. The Company, under the Directors’ Plan may grant options to purchase Common Stock in lieu of cash payments for directors’ fees. Options, which are granted at fair market value, are exercisable one year after the grant date and expire ten years from the grant date.

              As of December 31, 2002, the following number of shares of Common Stock have been reserved for future issuance under both Plans:

Teknowledge Corporation 1998 Stock Option Plan	1,497,422
2002 Stock Option Plan for Non-Employee Directors	75,000

1,572,422

              A summary of the status of the Company’s stock option plans as of December 31, 2002 and 2001 is presented below:

	2002		2001
		Weighted		Weighted
		Average		Average
	Options	Ex Price	Options	Ex Price

Oustanding at beg. of year	1,261,895	$ 3.44	1,223,291	$ 3.53
Granted	126,116	1.66	97,000	2.56
Exercised	(18,583)	2.18	(6,333)	2.00
Forfeited	(120,334)	3.63	(52,063)	4.35

Outstanding at end of year	1,249,094	$ 3.26	1,261,895	$ 3.44

Exercisable at end of year	827,606	$ 3.33	592,672	$ 3.36
Weighted average fair value
per option granted	$ 2.11		$ 2.24

              The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
		Wtd Avg
Range of		Contractual	Wtd Avg		Wtd Avg
Ex Prices		Life	Ex Price		Ex Price
($’s)	Options	(Years)	($’s)	Options	($’s)

0.05 – 1.00	4,503	1.1	0.21	4,503	0.21
1.01 – 2.00	181,616	7.9	1.48	72,834	1.60
2.01 – 3.00	434,875	7.2	2.15	317,074	2.13
3.01 – 4.00	207,600	6.9	3.74	152,449	3.74
4.01 – 5.00	390,500	7.2	4.74	259,091	4.70
5.01 – 11.25	30,000	6.9	7.68	21,655	7.91

0.05 – 11.25	1,249,094	7.2	3.26	827,606	3.33

9.           Other Income (Expense)

              The composition of other income and expense is as follows:

	2002	2001

Interest income	$ 11,682	$ 34,302
Interest expense	(66,934)	(109,176)
Claim related to a prior closed contract	(297,147)	–
Subcontractor cost recovery	93,759	–
Other	5,497	50,071

	$ (253,143)	$ (24,803)

10.         Commitments and Contingencies

              Legal Proceedings

              On August 19, 2002, Teknowledge entered into a Contingency Fee Agreement and Power of Attorney in Damage Suit (the “Fee Agreement”) with Goldstein & Faucett, L.L.P. (the “Attorneys”) for the enforcement of its intellectual property rights, specifically U.S. Patent No. 6,029,175 entitled “Automatic Retrieval of Changed Files by a Network Software Agent” (“the ’175 patent”). Under the terms of the Fee Agreement, the Attorneys agreed to pursue damages, compensation and relief to which Teknowledge may be entitled related to any infringement of the ’175 patent, and Teknowledge will pay the Attorneys’ fees, and the majority of direct expenses, out of any money collected from such efforts.

              Pursuant to the Fee Agreement, the Attorneys filed a Complaint in the United States District Court for the District of Delaware on August 29, 2002. The Complaint stated a claim for patent infringement of the ’175 patent, and named Akamai Technologies, Inc., Inktomi Corporation, and Cable & Wireless Internet Services, Inc. as defendants.

              Because of the nature of the Fee Agreement, the Company does not believe that the outcome this legal matter will have a material adverse effect on the Company’s consolidated results of operations or consolidated financial position.

              Teknowledge is appealing in the Court of Federal Claims the government’s collection of a one–time manufacturing–related license fee that NIST paid prior to 1996. Teknowledge recorded a charge of $297,167, or $0.05 per share, against earnings, net of a $50,000 reserve recorded in 2001. At issue was the fair market value of a consortium license for a proprietary enterprise architecture for manufacturing. Teknowledge maintains that the license fee was established by the negotiation between it and the representatives of a NIST consortium. The government’s position was not based on the technical quality of the architecture, but rather on the notion that because this was a one–time sale, there was no preestablished market price, and thus the price should be zero. In the mean time, Teknowledge’s relationship with NIST and other government customers remains friendly and on good terms. If the appeal is successful, the Company will be able to record the net amount of the recovery as earnings. As is typical with legal matters, there can be no assurance that the appeal via litigation in the Court of Federal Claims will result in the predicted outcome either on these terms or at all.

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

11.         Related Party Transactions

              In November 1999, Teknowledge agreed to provide patent licenses, technology, and $1,200,000 in seed money for a web–based company, GlobalStake.com, which was spun off from Teknowledge. The Company’s investment in GlobalStake.com’s Series A preferred stock represents a 19.9% ownership interest. GlobalStake.com began by offering full service, discounted consumer real estate transactions on the Internet, but in December 2000 it modified its strategy to focus on a business–to–business model for conducting commercial real estate mortgages.

              In the fourth quarter of 2002, the Board of Directors and management reviewed the performance and prospects of GlobalStake.com, the difficult environment for raising capital for development stage companies, and the undivided interest in Teknowledge intellectual properties using traditional valuation methods including projected discounted cash flows and capitalization of income. The Board and management considered not only GlobalStake.com’s 2002 performance, but also comparative market valuations, as well as the probability of successfully raising needed additional capital from third parties, and thus have determined that its investment is impaired. Based on the resulting analysis of the investment’s fair value, and the belief that this condition is other than temporary, Teknowledge recorded a non–cash charge of $1,206,293 to reduce the carrying value of this investment to its estimated fair value of zero.

              The Company’s CEO represents Teknowledge in one out of six seats on the Board of Directors of GlobalStake.com. He owns approximately 7% of the common shares on a diluted basis at December 31, 2002. These are nonvoting shares.

12.         Segment Reporting

              The Company provides software products and consulting services for government and commercial applications through five interdependent operating units. The chief decision maker, the Company’s CEO, views the operating units as an interdependent matrix of technical personnel, management and engineering services, technology and other resources that are shared in the course of business. Discrete financial information is not available for each operating unit, other than revenue and cost of revenue information. Moreover, the Company does not account for or report to the CEO its assets or capital expenditures by operating unit. Operating costs and expenses are managed by functional areas. Decisions about resource allocation are based on utilization rates of the employees. Performance assessment for managers in any operating unit is based primarily on technical performance and overall profitability of the Company. The Company views the five operating units as operating within two reportable segments, government and commercial. The commercial segment includes Financial Systems, patent and technology licensing, and the commercial business applications of Security Systems. The government segment includes the government–sponsored operations of the following business units: Security Systems, Training Systems, Distributed Systems, and Knowledge Systems.

              Financial information about segments (in thousands):

	Commercial	Government	Total
Year ended December 31, 2002:

Revenues	$ 2,861	$ 8,256	$ 11,117
Cost of revenue	3,951	5,214	9,165

Gross profit (loss)	$ (1,090)	$ 3,042	$ 1,952

Year ended December 31, 2001:

Revenues	$ 7,183	$ 10,081	$ 17,264
Cost of revenue	5,368	6,939	12,307

Gross profit	$ 1,815	$ 3,142	$ 4,957

              Revenue for customers in the United States of America represented approximately 96% and 97% in 2002 and 2001, respectively.

13.         Unaudited Quarterly Financial Data

Quarterly Results Summary
(In thousands, except per share date)
	First	Second	Third	Fourth		Total
Year ended December 31, 2002:

Revenues	$ 3,013	$ 3,144	$ 2,730	$ 2,230		$ 11,117
Gross profit	566	854	514	18		1,952
Net income (loss)	(283)	12	(382)	(2,176	)(1)	(2,829)
Diluted net income (loss) per share	(0.05)	–	(0.07)	(0.38)		(0.50)

Year ended December 31, 2001:

Revenues	$ 5,247	$ 4,634	$ 4,044	$ 3,339		$ 17,264
Gross profit	1,428	1,180	1,387	961		4,956
Net income	358	128	150	68		704
Diluted net income per share	0.06	0.02	0.02	0.02		0.12

              (1) Q4 includes $1,206,793 write off of GlobalStake.com investment and $400,000 government rate reserve