Form 10KSB/A
period 2002-12-31
TEKNOWLEDGE CORP
filed 2003-04-30
CIK 716214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10–KSB/A

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

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 15(a) of the Exchange Act

              The Board of Directors currently consists of six members: Neil A. Jacobstein (Chairman), Dr. Larry E. Druffel, Ivan L. Lustig, General Robert T. Marsh (Ret.), Benedict O’Mahoney, and James C. Workman. The Board of Directors is comprised of three classes of directors, each class consisting of one-third of the Board, with one class of the Board being elected each year. At each annual meeting thereafter, nominees for directors in the class whose term is expiring are voted upon, and upon election, such director would serve a three-year term.

              Neil A. Jacobstein. Mr. Jacobstein, 48, has served as Chairman of the Board, Chief Executive Officer and President of Teknowledge since November 1999. He served as President and Chief Operating Officer and a Director of Teknowledge from January 1993 to November 1999. After joining Teknowledge in 1984, Mr. Jacobstein was promoted over a nine-year period to: Senior Knowledge Engineer, Manager of the Research and Advanced Development Group, Vice President and General Manager of Research and Advanced Systems Development, and Vice President and General Manager of the Knowledge Systems Division. Mr. Jacobstein initiated Teknowledge’s eCommerce business unit in 1996. In 1998, he was appointed to the Technology Advisory Board of the U.S. Army’s Simulation, Training, and Instrumentation Command (STRICOM). Prior to joining Teknowledge, Mr. Jacobstein was a Graduate Research Intern and consultant at Xerox PARC, and a Research Associate at CBNS. Since 1992, he has served as the Chairman of the Board of Directors of the Institute for Molecular Manufacturing, a private nonprofit organization. Since November 1999, he has served as a Director of GlobalStake.com, a privately held company offering commercial real estate mortgages, in which Teknowledge has a 19.9% ownership interest. In 1999, Mr. Jacobstein was elected a Henry Crown Fellow in the Aspen Institute’s executive leadership program.

              Dr. Larry E. Druffel. Dr. Druffel, 62, was appointed to the Board of Directors in April 1997. Since 1996, he has served as President and a Director of the South Carolina Research Authority (SCRA), a public, non–profit, information technology and R&D organization. He holds a Doctorate Degree in Computer Science from Vanderbilt University and a Master’s Degree in Computer Science from the University of London, and was a director of the Software Engineering Institute at Carnegie-Mellon University from 1986 to 1996. He is Chairman of the Board of the Advanced Technology Institute, a private non-profit corporation. He has served as a member of the Board of Directors of Environmental Enterprise Group, a private environmental clean up company, since 2001.

              Ivan Lustig. Mr. Lustig, 43, was elected to the Board in March 2001. Since 1999, Mr. Lustig has served as Managing Director and Head of Media Investment Banking of ABN AMRO Inc., one of the largest public financial institutions in Europe. Prior to that, he spent eleven years at Schroder & Company, a public investment company operating primarily in the United Kingdom. Mr. Lustig held the position of Managing Director and Head of US Media and Communications Investment Banking at Schroder & Company since 1995. Mr. Lustig is a Trustee of the American Museum of the Moving Image and a member of the Socrates Society of the Aspen Institute. Mr. Lustig holds a Bachelor of Science, Master of Engineering, and M.B.A degrees from Cornell University.

              General Robert T. Marsh. General Marsh (retired four star Air Force general), 78, was elected a director of American Cimflex Corporation (a predecessor to the Company) in 1987. He served as Chairman of the Board of Thiokol Corporation, an aerospace and defense contractor company, until his retirement in 1991. On April 20, 2001, General Marsh retired as Executive Director of the Air Force Aid Society, a non-profit charitable organization serving the Air Force community, a position he had held since 1995. In 1997 he served as Chairman of the President’s Commission on Critical Infrastructure Protection. General Marsh joined the Board of SI International, an information technology company, in December 1998 and continues to serve on its Board. He serves as Chairman of the Board of Verint Technology Inc., a public company in the communications industry, and he is a trustee emeritus of MITRE Corporation, a private company specializing in information technology. General Marsh is Chairman of the Company’s Finance and Audit Committee.

              Benedict O’Mahoney. Mr. O’Mahoney, 42, is Vice President, Administration and Legal Affairs of Teknowledge. Mr. O’Mahoney was elected to the Board in November 1999. Mr. O’Mahoney joined the Company in 1996 as Corporate Counsel and he was promoted to Vice President of Administration and Legal Affairs in October of 1999. From 1991 to 1996, Mr. O’Mahoney practiced intellectual property law and he served as General Counsel for Slatt Mortgage Company from 1988 to 1995. Mr. O’Mahoney serves on the Board of Directors of the Virtual Reality Education Foundation, a non-profit organization.

              James C. Workman. Mr. Workman, 60, has served on the Board since October 20, 1992. He served as Chairman of the Board, Chief Executive Officer and President of Teknowledge on an interim basis from October 1992 to January 1993. With the appointment of Dr. Hayes-Roth, the former Chief Executive Officer of Teknowledge who resigned in November 1999, and Mr. Jacobstein to executive positions in 1993, Mr. Workman resigned from his interim executive officer position but retained a seat on the Board. Mr. Workman is active in several community organizations in Wisconsin. He is a member of the Executive Council and Board of Trustees of the Diocese of Fond Du Lac. His primary employment is as a self-employed attorney/consultant. Mr. Workman is Chairman of the Company’s Human Resources Committee.

Executive Officers

              The following is certain information regarding the Company’s other executive officer who is not a member of the Board of Directors.

              Dennis A. Bugbee, 56, has served as Vice President of Finance, CFO, and Secretary for the Company since April 2000. Mr. Bugbee joined the Company in 1990 as the Division Controller for the Knowledge Systems Division in Palo Alto, California. He was promoted to Director of Finance in March 1993 and shortly thereafter to the positions of Treasurer and Corporate Secretary. Prior to joining the Company, Mr. Bugbee held the position of Accounting Manager with TRW’s Space and Defense Sector.

Item 10.   Executive Compensation

              The following table sets forth the cash compensation paid to the Chief Executive Officer and the two most highly compensated executive officers of the Company whose annual salary and bonus exceeded $100,000 for all services to the Company in the fiscal years ended December 31, 2002, 2001, and 2000.

SUMMARY COMPENSATION TABLE

Annual Compensation

Name and Principal Position	Year	Salary $(1)	Bonus $(2)
Neil Jacobstein, Chair, Pres, CEO Benedict O’Mahoney, VP Adm & Legal Dennis Bugbee, VP and CFO	2002 2001 2000 2002 2001 2000 2002 2001 2000	240,350 202,999 205,040 130,700 131,971 126,800 145,614 141,894 134,162	– 151,605 114,000 30,750 30,750 25,087 12,150 10,125 16,061

(1)	Includes 401(k) deferred compensation and 5% Company matching provision.
(2)	The bonuses set forth in this column are generally paid after the conclusion of the annual audit following the year to which they relate. Mr. Jacobstein was not eligible for a bonus in 2002. Mr. O’Mahoney’s and Mr. Bugbee’s bonuses were accrued in 2002 but payment has not been requested.

FISCAL YEAR-END OPTION VALUE

              The following table provides the specified information concerning unexercised options held as of December 31, 2002, by the persons named in the Summary Compensation Table above. There were no exercises of options by the executive officers named in the Summary Compensation Table above during the fiscal year ended December 31, 2002.

Name	Number of Securities Underlying Unexercised Options at FYE (Exercisable/Unexercisable)(#)	Value of Unexercised In–the–Money Options at FYE (Exercisable/Unexercisable)($)(1)
Neil Jacobstein, Chair, Pres, CEO	–/–	–/–
Benedict O’Mahoney, VP Adm & Legal	56,916/15,084	–/–
Dennis Bugbee, VP and CFO	51,666/13,334	–/–

(1)	The value of unexercised in–the–money options is determined by multiplying the number of shares under the option by the difference between the December 31, 2002 closing price of $0.89 and the grant price. All the options for Mr. O’Mahoney and Mr. Bugbee were valueless at December 31, 2002.

Directors’ Compensation

              Each non-employee member of the Board of Directors is entitled to received cash compensation totaling $10,000 per year, which is paid in quarterly increments of $2,500. However, each non-employee member may elect to receive stock grants in lieu of cash compensation in accordance with the terms of the Directors’ Option Plan. In addition to their regular compensation, directors are entitled to be reimbursed for related travel, lodging, and other expenses in attending board and committee meetings.

              The Company adopted a new Stock Option Plan for Non-Employee Directors that was approved by the stockholders at the 2002 Annual Meeting. The Directors Plan provides that each non-employee director shall be granted, on the date such director becomes a director, an initial option to purchase 3,000 shares of Common Stock, and on the date of each annual meeting thereafter, each continuing non-employee director shall be granted an additional option to purchase 3,000 shares of Common Stock. In addition, prior to any quarter, the Board may elect to grant stock options to each non-employee director in lieu of the $2,500 quarterly fee for his service. The number of shares subject to each director fee option would be equal to (a) $2,500, divided by (b) the fair market value of a share of Common Stock on the first business day of the quarter, rounded down to the nearest whole share. Each stock option granted to a director is fully vested on the date of grant and has an exercise price per share equal to the fair market value of a share of Common Stock on the date of grant

Employment Contracts and Termination of Employment and Change of Control Arrangements

              Neil Jacobstein, Chairman of the Board, Chief Executive Officer, and President, has an employment agreement with the Company that provides for a 2003 base salary of $234,000. Mr. Jacobstein’s did not receive an increase in his base salary in 2003, which was frozen at the 2002 level. In addition, he did not earn a bonus for 2002 nor has he been granted stock options since 1994. Mr. Jacobstein’s 2003 employment agreement includes an incentive compensation plan that provides for additional compensation when certain target objectives are achieved in six strategic categories that have been determined and assessed by the Board of Directors to a maximum of 120% of his annual base salary. Mr. Jacobstein has a severance package that entitles him to severance benefits equal to his most recent twelve–month salary and bonus. In the event of a change of control, defined as any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation, Mr. Jacobstein will be entitled to the following severance benefits: (i)full accrued salary and vacation pay, (ii) accrued incentive compensation awarded or determined to be awarded by the Board of

Directors, (iii)insurance coverage, (iv) retirement benefits and (v) a lump sum severance payment equal to two times the total cash compensation equal to two years salary and bonuses.

Item 11.   Security Ownership of Certain Beneficial Owners and Management

              The following table sets forth certain information concerning the beneficial ownership of Common Stock as of April 30, 2003 by persons known to the Company to own beneficially more than 5% of the Common Stock, by each of the directors and nominees for director of the Company, by each of the executive officers named in the Summary Compensation Table, and by all directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner(1)	Common Stock Owned Beneficially(2)	Percentage of Class(3)

Fredrick Hayes–Roth
1800 Embarcadero Road
Palo Alto, CA 94303

Neil A. Jacobstein(4)

Dennis A. Bugbee(4)

Benedict O’Mahoney(4)

Robert T. Marsh(4)

James C. Workman(4)

Larry E. Druffel(4)

Ivan L. Lustig(4)

All Directors and Executive Officers of the
Company as a Group (7 Persons)	542,552(5) 710,857(6) 103,305(7) 61,083(8) 33,419(9) 25,000(10) 35,419(11) 10,419(12) 979,502(13)	9.5% 12.4% 1.8 1.1% * * * * 17.1%

*	Less than 1%
(1)	Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws where applicable and to the information contained in the footnotes to this table.
(2)	All share numbers have been adjusted to give effect to a one–for–five reverse stock split on December 22, 1998. Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options.
(3)	Calculated on the basis of 5,715,751 shares outstanding as of April 30, 2003, provided that any additional shares of Common Stock that a stockholder has the right to acquire within 60 days after April 30, 2003 are deemed to be outstanding for purposes of calculating that stockholder’s percentage beneficial ownership.
(4)	The address of all directors and executive officers is the Company’s Executive Offices located at 1800 Embarcadero Road, Palo Alto, California 94303.
(5)	Dr. Hayes–Roth resigned from his positions as Chairman and CEO of Teknowledge on November 22, 1999. The information concerning the Common Stock owned beneficially by Dr. Hayes-Roth was obtained from a Form 4 filed with the Securities and Exchange Commission on March 28, 2000.
(6)	Includes 20,000 shares owned by Mr. Jacobstein’s spouse; however, Mr. Jacobstein disclaims beneficial ownership.
(7)	Includes 55,833 shares that may be purchased upon the exercise of employee stock options that are currently exercisable or will become exercisable within 60 days of April 30, 2003.
(8)	Includes 61,083 shares, which may be purchased upon the exercise of employee stock options that are currently exercisable or will become exercisable within 60 days of April 30, 2003.

(9)	Includes 33,419 shares that may be purchased upon the exercise of director stock options that are currently exercisable or will become exercisable within 60 days of April 30, 2003.
(10)	Includes 21,000 shares that may be purchased upon the exercise of director stock options that are currently exercisable or will become exercisable within 60 days of April 30, 2003. Includes 4,000 shares beneficially owned by Mr. Workman’s spouse.
(11)	Includes 25,419 shares that may be purchased upon the exercise of director stock options that are currently exercisable or will become exercisable within 60 days of April 30, 2003.
(12)	Includes 10,419 shares that may be purchased upon the exercise of director stock options that are currently exercisable or will become exercisable within 60 days of April 30, 2003.
(13)	Includes options for 207,173 shares that are currently exercisable or will become exercisable within 60 days of April 30, 2003.

Item 12.   Certain Relationships and Related Transactions

              In November 1999, Teknowledge agreed to provide patent licenses, technology, and $1,200,000 in seed money for a web-based company, GlobalStake.com, which was spun off from Teknowledge. The Company’s investment in GlobalStake.com’s Series A preferred stock represents a 19.9% ownership interest. GlobalStake.com began by offering full service, discounted consumer real estate transactions on the Internet, but in December 2000 it modified its strategy to focus on a business-to-business model for conducting commercial real estate mortgages.

              In the fourth quarter of 2002, the Board of Directors and management reviewed the performance and prospects of GlobalStake.com, the difficult environment for raising capital for development stage companies, and the undivided interest in Teknowledge intellectual properties using traditional valuation methods including projected discounted cash flows and capitalization of income. The Board and management considered GlobalStake.com’s 2002 performance, but also comparative market valuations, as well as the probability of successfully raising needed additional capital from third parties, and thus have determined that its investment is impaired. Based on the resulting analysis of the investment’s fair value, and the belief that this condition is other than temporary, Teknowledge recorded a non-cash charge of $1,206,293 to reduce the carrying value of this investment to its estimated fair value of zero.

              Neil Jacobstein, Chief Financial Officer of Teknowledge, represents Teknowledge in one out of six seats on the Board of Directors of GlobalStake.com. He owns approximately 7% of the common shares of GlobalStake .com on a diluted basis at December 31, 2002. These are nonvoting shares.

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

(b)         Reports on Form 8–K

             (1)         Current Report on Form 8-K, dated April 2, 2003, related to the Company’s report of fourth quarter and year-end 2002 results.

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

Teknowledge Corporation

Date: April 30, 2003	By: /s/ Neil A. Jacobstein
Neil A. Jacobstein
Chairman of the
Board of Directors

              Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Neil A. Jacobstein	Chairman of the Board of Directors	April 30, 2003
Neil A. Jacobstein	and Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis A. Bugbee	Vice President Finance,	April 30, 2003
Dennis A. Bugbee	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Benedict O’Mahoney	Director, Vice President,	April 30, 2003
Benedict O’Mahoney	Administration and Legal Affairs

/s/ Lawrence Druffel	Director	April 30, 2003
Lawrence Druffel

/s/ Ivan Lustig	Director	April 30, 2003
Ivan Lustig

/s/ General Robert T. Marsh	Director	April 30, 2003
General Robert T. Marsh (Ret.)

/s/ James C. Workman	Director	April 30, 2003
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

LIST OF FINANCIAL STATEMENTS

CERTAIN EXHIBITS

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2002
AND FOR EACH OF THE TWO YEARS ENDED DECEMBER 31, 2002

TEKNOWLEDGE CORPORATION

PALO ALTO, CALIFORNIA

TEKNOWLEDGE CORPORATION

FORM 10-KSB - ITEM 13(a)(1) and (2)

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of Teknowledge Corporation are included in Item 7:

Page

Report of Independent Certified Public Accountants	36

Consolidated Balance Sheet - December 31, 2002	37

Consolidated Statements of Operations and Comprehensive Income –
Years ended December 31, 2002 and 2001	38

Consolidated Statements of Stockholders’ Equity – Two years ended December 31, 2002	39

Consolidated Statements of Cash Flows – Years ended December 31, 2002 and 2001	40

Notes to Consolidated Financial Statements	41 – 53

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

              (a)    Contract Revenue

              The Company principally uses the percentage–of–completion method of accounting for contract revenues for both government and commercial projects. The percentage–of–completion method is based on total costs incurred to date compared with estimated total costs upon completion of contracts. The Company charges all losses on contracts to operations in the period when the loss is known. For contracts that do not meet the criteria for the percentage–of–completion method, the Company recognizes contract revenue on a milestone achievement basis. 15% of the fee, which is approximately one percent of the total contract award, is retained and may be billed after the final indirect rates are submitted to the government. The final indirect rates are not submitted to the government until they have been reviewed and approved by the Defense Contract Audit Agency. Revenue on the retained fee is not recognized until billed to the government. As of December 31, 2002, the Company calculated that it had approximately $283,244 of retained fees on its completed contracts to be recognized in future periods. The Company has not received final overhead rate approval from government agencies for costs incurred during the fiscal years 2000 through 2002. Accordingly, the Company has recorded a rate adjustment reserve of $883,275 related to potential audit agency adjustments to the Company’s indirect overhead rates.

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

              As of December 31, 2002, the following number of shares of Common Stock have been reserved for future issuance under both Plans:

Teknowledge Corporation 1998 Stock Option Plan	1,497,422
2002 Stock Option Plan for Non-Employee Directors	140,000

1,637,422

              A summary of the status of the Company’s stock option plans as of December 31, 2002 and 2001 is presented below:

	2002		2001
		Weighted		Weighted
		Average		Average
	Options	Ex Price	Options	Ex Price

Oustanding at beg. of year	1,261,895	$ 3.44	1,223,291	$ 3.53
Granted	126,116	1.66	97,000	2.56
Exercised	(18,583)	2.18	(6,333)	2.00
Forfeited	(120,334)	3.63	(52,063)	4.35

Outstanding at end of year	1,249,094	$ 3.26	1,261,895	$ 3.44

Exercisable at end of year	827,606	$ 3.33	592,672	$ 3.36
Weighted average fair value
per option granted	$ 2.11		$ 2.24

              The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
		Wtd Avg
Range of		Contractual	Wtd Avg		Wtd Avg
Ex Prices		Life	Ex Price		Ex Price
($’s)	Options	(Years)	($’s)	Options	($’s)

0.05 – 1.00	4,503	1.1	0.21	4,503	0.21
1.01 – 2.00	181,616	7.9	1.48	72,834	1.60
2.01 – 3.00	434,875	7.2	2.15	317,074	2.13
3.01 – 4.00	207,600	6.9	3.74	152,449	3.74
4.01 – 5.00	390,500	7.2	4.74	259,091	4.70
5.01 – 11.25	30,000	6.9	7.68	21,655	7.91

0.05 – 11.25	1,249,094	7.2	3.26	827,606	3.33

9.           Other Income (Expense)

              The composition of other income and expense is as follows:

	2002	2001

Interest income	$ 11,682	$ 34,302
Interest expense	(66,934)	(109,176)
Claim related to a prior closed contract	(297,147)	–
Subcontractor cost recovery	93,759	–
Other	5,497	50,071

	$ (253,143)	$ (24,803)

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