Form 10QSB
period 2003-03-31
TEKNOWLEDGE CORP
filed 2003-05-14
CIK 716214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 9, 2003

Common Stock, $0.01 par value	5,715,751

TABLE OF CONTENTS

			Page No.
	PART I.	FINANCIAL INFORMATION

Item 1.		Financial Statements – Unaudited

		Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002	3

		Consolidated Statement of Operations and Comprehensive Income (Loss)
		for the three months ended March 31, 2003 and 2002	4

		Consolidated Statements of Cash Flow for the three months ended
		March 31, 2003 and 2002	5

		Notes to the Unaudited Consolidated Financial Statements	6

Item 2.		Management's Discussion and Analysis of Financial Condition and Results of Operations	10

	PART II.	OTHER INFORMATION

Item 1.		Legal Proceedings	20

Item 3.		Controls and Procedures	20

Item 6.		Exhibits and Reports on Form 8-K	21

Signatures			21

Certifications			22

PART I.  FINANCIAL INFORMATION

TEKNOWLEDGE CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	March 31,	December 31,
	2003	2002

ASSETS

Current assets:
Cash and cash equivalents	$ 958,140	$ 1,113,815
Receivables:
Billed, net of allowance of $41,812 and $57,079, respectively	2,047,447	1,500,166
Unbilled	368,741	309,575

Total receivables	2,416,188	1,809,741
Deferred income taxes	768,000	768,000
Deposits and prepaid expenses	150,608	159,064

Total current assets	4,292,936	3,850,620

Capitalized software development costs, net of accumulated
amortization of $3,700,017 and $3,142,672, respectively	4,739,141	4,760,298

Fixed assets, at cost
Computer and other equipment	3,592,413	3,589,796
Furniture and fixtures	122,834	122,834
Leasehold improvements	829,168	826,333

	4,544,415	4,538,693
Less: Accumulated depreciation and amortization	(4,352,238)	(4,301,550)

	192,177	237,413

Total assets	$ 9,224,254	$ 8,848,331

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 1,230,938	$ 907,417
Line of Credit	1,513,326	1,316,697
Payroll and related liabilities	1,013,513	1,153,626
Other accrued liabilities	1,257,061	1,448,478

Total current liabilities	5,014,838	4,826,218

Commitments and contingencies	–	–

Stockholders’ equity
Preferred stock, $.01 par value, authorized 2,500,000 shares
Series A Convertible Preferred Stock, none issued	–	–
Common stock, $.01 par value, authorized 25,000,000 shares,
5,715,751 and 5,715,751 shares issued
and outstanding, respectively	57,158	57,158
Additional paid-in capital	1,825,605	1,825,605
Retained earnings since January 1, 1993
(following quasi-reorganization)	2,326,653	2,139,350

Total stockholders’ equity	4,209,416	4,022,113

Total liabilities and stockholders’ equity	$ 9,224,254	$ 8,848,331

The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2003	2002

Revenues	$ 3,068,865	$ 3,013,434
Cost of revenue	2,177,243	2,447,445

Gross profit	891,622	565,989
Operating expenses:
General and administrative	595,941	720,388
Sales and marketing	94,070	102,377
Research and development	–	34,789

Total operating expenses	690,011	857,554

Operating income (loss)	201,611	(291,565)
Other income (expense), net	(14,308)	9,008

Net income (loss) and comprehensive income (loss)	$ 187,303	$ (282,577)

Net income (loss) per share:
Basic	$ 0.03	$ (0.05)

Diluted	$ 0.03	$ (0.05)

Shares used in computing net income (loss) per share:
Basic	5,715,751	5,706,790

Diluted	5,719,506	5,706,790

The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$ 187,303	$ (282,557)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and Amortization	608,033	474,603
Provision for doubtful accounts	(15,267)	(10,000)
Changes in assets and liabilities:
Receivables	(591,180)	943,342
Deposits and prepaid expenses	8,456	(102,567)
Accounts payable	323,521)	(456,450)
Accrued liabilities	(331,530)	(32,613)

Net cash provided by operating activities	189,336	533,758

Cash flow from investing activities:
Capitalization of software development costs	(536,188)	(651,886)
Purchase of fixed assets	(5,452)	(29,758)

Net cash used by investing activities	(541,640)	(681,644)

Cash flow from financing activities:
Proceeds from the issuance of common stock	–	41,116
Net proceeds (payment) of line of credit	196,629	(272,298)

Net cash provided (used) by financing activities	196,629	(231,182)

Net decrease in cash and cash equivalents	(155,675)	(379,068)
Cash and cash equivalents at the beginning of period	$ 1,113,815	$ 1,570,783

Cash and cash equivalents at the end of period	$ 958,140	$ 1,191,715

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$ 15,599	$ 11,881

The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2003

1.              Interim Statements

              The unaudited consolidated financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These interim statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10–KSB for the fiscal year ended December 31, 2002. In the opinion of management, these interim statements include all adjustments, consisting of normal, recurring adjustments, which are necessary for a fair presentation of results for such periods. The results of operations for any interim period presented herein are not necessarily indicative of results that may be achieved for the entire fiscal year ending December 31, 2003.

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

3.              Net Income (Loss) Per Share

              Basic earnings (loss) per share is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares of outstanding common stock plus the effect of potentially outstanding dilutive securities during the period. Potentially dilutive securities consist of shares issuable upon the exercise of outstanding common stock options. All potentially dilutive securities have been excluded from the calculation of the net loss per share for the three–month period ended March 31, 2002, as their inclusion would be anti–dilutive.

              Diluted income (loss) per share for the three–month period ended March 31, 2003 excludes the effect of certain out–of–the–money stock options, as their inclusion would be anti–dilutive. The number of out–of–the–money stock options excluded for the three–month period ended March 31, 2003 was 1,210,630.

              A summary of the earnings (loss) per share calculation for the three –month periods ended March 31, 2003 and 2002 is as follows (in thousands, except per share amounts).

	Three Months
	Ended March 31,
	2003	2002
Basic earnings (loss) per share:
Net income (loss)	$ 187	$ (283)

Weighted average common shares	5,716	5,707

Basic earnings per share	$ 0.03	$ (0.05)

Diluted earnings (loss) per share:
Net income (loss)	$ 187	$ (283)

Weighted average common shares	5,716	5,707
Dilutive potential common shares from stock options	4	–

Diluted weighted average common shares	5,720	5,707

Diluted earnings (loss) per share	$ 0.03	$ (0.05)

4.              Stock–Based Compensation

              Teknowledge accounts for stock–based compensation using the intrinsic value method in accordance with the provisions of Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS No. 123, “Accounting for Stock Based Compensation” as amended by SFAS No. 148, “Accounting for Stock Based Compensation – Transition and Disclosures, an Amendment of FAS Statement No. 123.” Under the intrinsic value method, Teknowledge does not recognize any compensation expense, when the exercise price of stock options is equal to the fair market value of our common stock at the time the options are granted. Had compensation expense been recognized using the fair value–based method under SFAS No. 123, Teknowledge’s pro forma consolidated income (loss) and income (loss) per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2003	2002

Net income (loss), as reported	$187	$(283)
Deduct: Total stock–based employee
compensation expense determined under fair
value based method for awards granted,
modified, or settled, net of related tax effects	(58)	(120)

Pro forma net income	$129	$(402)

Earnings (loss) per share:
Basic – as reported	$0.03	$(0.05)
Basic – pro forma	$0.02	$(0.07)

Diluted – as reported	$0.03	$(0.05)
Diluted – pro forma	$0.02	$(0.07)

5.               Revenue Recognition

              The Company derives revenue from research and development contracts (Contract R&D) with the U.S. Government and from sales of software products and services for financial systems, patent and technology licensing, and commercial business applications of government Security Systems to commercial customers.

              (a)   Contract Revenue

              The Company principally uses the percentage–of–completion method of accounting for contract revenues for both government and commercial projects. The percentage–of–completion method is based on total costs incurred to date compared with estimated total costs upon completion of contracts. The Company charges all losses on contracts to operations in the period when the loss is known. For contracts that do not meet the criteria for the percentage–of–completion method, the Company recognizes contract revenue on a milestone achievement basis. 15 percent of the fee, which is approximately one percent of the total contract award, is retained and may be billed after the final indirect rates are submitted to the government. The final indirect rates are not submitted to the government until they have been reviewed and approved by the Defense Contract Audit Agency. Revenue on the retained fee is not recognized until billed to the government. As of March 31, 2003, the Company calculated that it had approximately $287,179 of retained fees on its completed contracts to be recognized in future periods. The Company has not received final overhead rate approval from government agencies for costs incurred during the fiscal years 2000 through 2002. Accordingly, the Company has recorded a rate adjustment reserve of $815,126 related to potential audit agency adjustments to the Company’s indirect overhead rates.

              (b)   Software License and Services

              The Company derives revenue as follows: (i) sale of software licenses to end users, and (ii) services which include consulting, training, and post–contract customer support (“PCS”). The revenue recognition policy described below establishes the standards for ensuring that the Company recognizes revenue consistently, and in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97–2, Software Revenue Recognition (“SOP 97–2”), as amended.

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

6.               Segment Reporting

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

              Financial information about segments (in thousands):

	Commercial	Government	Total
Three months ended March 31, 2003:

Revenues	$ 581	$ 2,488	$ 3,069
Cost of revenue	626	1,551	2,177

Gross profit (loss)	$ (45)	$ 937	$ 892

Three months ended March 31, 2002:

Revenues	$ 1,016	$ 1,997	$ 3,013
Cost of revenue	1,231	1,216	2,447

Gross profit (loss)	$ (215)	$ 781	$ 566

              Revenues from customers in the United States of America represented approximately 88.8 percent and 99.5 percent for the three months ended March 31, 2003 and 2002, respectively.

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

              Teknowledge has five business operating units within two reporting segments. The operating units are interdependent in terms of executive management, infrastructure, talent, technology, and management incentives. The Financial Systems operating unit is focused on Teknowledge’s TekPortal ® solution, which provides customer information aggregation for the financial services industry. This focus is strengthened by Teknowledge’s knowledge processing capabilities, network security, web–based training, and distributed systems solutions. Teknowledge is a value–added reseller for components such as CheckPoint’s Firewall–1 ™ security product and Financial Fusion solutions. In addition, Teknowledge is qualified as a Microsoft Certified Partner.

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

              Teknowledge has been in business for over twenty–one years. The Company provides a challenging, collaborative, and customer–driven technical environment for employees. Teknowledge is headquartered in Palo Alto, California, with offices in Chantilly, Cleveland, and Los Angeles. The Company’s stock is traded on the NASDAQ SmallCap Market under the symbol TEKC. Teknowledge was incorporated on July 8, 1981, under the laws of the State of Delaware.

Certain Factors That May Affect Future Results of Operations and/or Stock Price

              The Company’s traditional sources of cash are operations, including intellectual property and patent licensing, and credit facilities. As of March 31, 2003, the Company had $958,140 in cash and cash equivalents, a decrease of $233,575 over the comparable quarter in 2002. The Company generated net cash of $189,336 from its operating activities compared to $533,758 in 2002. The Company also generated net cash of $196,629 from financing activities in 2003 and used cash of $231,182 in 2002. Financing activities include net borrowings of $196,629 and net repayments of $272,298 paid back to the lender during the three months ended March 31, 2003 and 2002, respectively. If revenues do not increase, or the Company does not obtain additional cash, its ability to support its current and future operations will be adversely affected.

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

              The demand for account aggregation software will depend upon broad acceptance of new methods of accessing financial information over the Internet. The economy and resulting uncertainty in 2002 and continuing during the first quarter of 2003 resulted in deferral of purchasing decisions by financial institutions for aggregation products like TekPortal, and there can be no assurance that these conditions will improve or that demand will return to 2001 levels. TekPortal already has over 50 bank customers. However, the continuing demand for specific products developed by the Company cannot be determined, nor can the viability of these products be determined at this time. As the market continues to change, there can be no assurance that the Company will be able to recruit or retain the technical staff to develop and bring products to market, that these products will gain market acceptance, or generate significant revenue or profits. If TekPortal or Teknowledge’s other products and services markets develop more slowly than expected, become saturated with competitors, or if the Company’s products do not achieve market acceptance, the Company’s business, financial condition, and results of operations may be materially and adversely affected.

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

              Within the financial services industry, Teknowledge believes some companies are consolidating, creating larger competitors with greater resources and a broader range of products. The Company also competes with businesses delivering financial services through Internet portals, banks marketing their own Internet–based financial services, and non–bank financial service providers, such as brokerages and insurance companies, seeking to expand the breadth of their Internet product and services offerings. In addition, the Company’s customers may develop competing products. For example, a bank or brokerage may choose to develop its own software platform for Internet–based financial services. Several of the vendors offering data processing services to financial institutions also offer Internet banking solutions that may compete with the Company’s solutions. Some of the Company’s competitors and potential competitors may have significant advantages over the Company, including more extensive name recognition and marketing power, preferred vendor status with the Company’s existing and potential customers, and significantly greater financial, technical, marketing and other resources, giving them the ability to offer free products or services to gain market share or to respond more quickly to new or changing opportunities, technologies, and customer requirements. The Company’s competitors may also package their products in a manner that may discourage users from purchasing the Company’s products. Existing and potential competitors may establish cooperative relationships with each other or with third parties, or adopt unsustainable or aggressive pricing policies to gain market share. Security, privacy, reliability, cost, ease of use, and quality of service are the key competitive factors, and competitors are changing the way in which they are developing these factors; these changes may adversely affect cost of sales or the market acceptance of information aggregation software.

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

              Teknowledge’s customers in the Financial Systems unit are in the financial services industry, which is subject to economic changes that could reduce demand for the Company’s products and services. Consolidation in the financial services industry and unforeseen events, recession, inflation, or acts of terrorism could occur and reduce consumers’ use of bank services. Any event of this kind, or implementation for any reason by banks of cost reduction measures, could result in significant decreases in demand for our products and services. Mergers and acquisitions are pervasive in today’s banking industry. Teknowledge’s existing customers may be acquired by or merged into other financial institutions, which already have their own financial Internet software solution or which decide to terminate their relationship with the Company for other reasons. As a result, the Company’s revenue from licensing of aggregation software could decline if an existing customer is merged into or acquired by another company.

              Teknowledge’s solutions must integrate with complex data processing systems at the Company’s customer’s facilities. The Company generally recognizes revenue on a percentage completion basis, so its revenue is often dependent on its ability to complete implementations within the time periods that are established for its projects. Teknowledge relies on a combination of internal implementation teams and outsourced implementation teams for its implementations. If these teams encounter significant delays in implementing the Company’s solutions for a customer or fail to implement the solutions effectively or at all at a customer’s facility, the Company may not be able to recognize any revenue from the contract or be required to recognize a loss from the contract, if revised project cost estimates exceed revenue from the contract. In addition, Teknowledge may incur monetary damages or penalties if we are not successful in completing projects on schedule.

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

              The Company may be unable to attract and retain sufficient technical staff to meet the demands of new orders. The Company recognizes that the loss of one or more key management and technical personnel, who are employed on an at–will basis, could adversely affect aspects of the Company’s business. The Company relies on its executives and business unit managers for the acquisition and negotiation of new business, the management of services contracts and product development, and the management of ongoing operations. A proportion of the technical support base for operations is provided by outside consultants, and it is anticipated that this trend will continue in the future. The Company spent approximately $494,000 on mostly billable subcontractors during the three months ended March 31, 2003 compared to $518,000 in 2002. The use of outside consultants allows the Company to expand or constrict its operations quickly both inside and outside the U.S.

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

Accounting for Income Taxes

              Teknowledge records a valuation allowance to reduce its net deferred tax assets to the amount that it believes is more likely than not to be realized. The Company considers reversing taxable temporary differences, tax planning strategies and expected future taxable income in assessing the need for the valuation allowance. The Company evaluates the adequacy of the valuation allowance on at least an annual basis. The Company believes sufficient uncertainty exists regarding the realizability of its net deferred income tax assets, because the net operating loss and tax credit carryforwards may expire before they can be utilized, and accordingly, a valuation allowance has been established to reduce the asset to the amount we estimate will be realized. The realization of the net deferred income tax asset is also dependent on generating sufficient taxable income in future years. Management believes it is more likely than not that the net deferred income tax asset, as recorded, will be realized. Management’s assessment of the realizability of the recorded net deferred income tax asset is based on tax planning strategies that the Company intends to implement in order to avoid the expiration of net operating loss carryforwards, $10,000,000 of which expire in 2003. The typical tax strategy includes tax–planning efforts that the Company ordinarily might not take in the regular course of business, such as the sale of property, technology, or other assets that have significant economic value. The Company believes that its IP portfolio contains significant economic value, and the sale of one or more of its patents could generate taxable income of at least $3,000,000. In prior years, the Company was successful on two previous infringement cases over a single patent; and the Company received gross settlement amounts in excess of $2,000,000.

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

              During 2002, Teknowledge completed work on V2.1 of TekPortal. Many of the functionalities added to V2.1 were extensions of work performed in earlier versions 1.0 and 1.1 in 2000, and 2.0 in 2002. The earlier versions have been fully operational at 30 Internet bank sites. The software developed in V2.1 extended the capabilities of TekPortal to include large bank service bureaus and the smaller banks that they service. Capitalized costs include direct and indirect labor costs and applicable overhead, but exclude general and administrative costs. As of March 31, 2003, the unamortized book value of capitalized software development costs was approximately $4,800,000. The Company’s policy is to amortize capitalized software development costs by the greater of (a) the ratio of current gross revenues for a product to the anticipated gross revenues for that product, or (b) the straight–line method over the estimated economic life of the product, which is estimated at three years. Capitalized costs are reviewed and evaluated periodically to determine the recoverability of capitalized software development costs. Should the Company determine that all or part of its capitalized software development costs are not recoverable, an adjustment to the capitalized software costs would be charged to income in the period such determination is made.

Government Indirect Rate Reserves

              The Company’s revenues, costs, and earnings on government contracts are determined based on estimated overhead “indirect” rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs may vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made on a cumulative basis whereby the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal Government. As a result of these audits the Company may be exposed to cost adjustments, which are applied on a retroactive basis to the government contracts completed in those years. These adjustments can have a negative or positive effect on operating performance. In order to address the possible exposure to rate adjustments on prior years, Teknowledge established a rate adjustment reserve for such contingencies that is reviewed and adjusted at least annually. The cumulative rate reserve for the years not yet audited by the Federal Government, consisting of 2000–2002 is $815,126 as of March 31, 2003.

Results of Operations

Revenues

              Revenues for the three months ended March 31, 2003, were $3,068,865, a 2 percent increase from the three months ended March 31, 2002. Revenues from commercial operations were 19% of total revenues compared to 34 percent for the comparable period in 2002. Revenue from government contract R&D was 81 percent of total revenue, compared to 66 percent for the comparable period in 2002. During the three months ended March 31, 2003, three customers accounted for 10 percent or more of total revenues, the Department of the Air Force – 53%, the Department of the Navy – 15%, and the Bank of Bermuda – 11%.

              Government contract R&D revenue for the three months ended March 31, 2003, was $2,487,553, a 25 percent increase in revenue from the comparable quarter in 2002. The increase in government revenue is attributed to the award of additional funding on a long–term contract that required a temporary increase in subcontractor staffing to meet the near term deliverable. The Company has won several new R&D contracts and is proposing additional contracts to the government to replace the contracts scheduled to close in 2003.

              Commercial revenues for the three months ended March 31, 2003, were $581,312 representing a 42 percent decrease in revenues from the comparable quarter in 2002. While revenues in the first quarter lagged behind the comparable quarterly results in 2002, they were 58 percent higher than the fourth quarter of 2002. Based on a review of its pipeline for new TekPortal business, as well as new patent licensing opportunities, the Company believes commercial revenues will increase in the second quarter of 2003 from first quarter levels. In addition to product sales and service opportunities, the Company plans to expand its licensing of intellectual properties with large technology companies who may be infringing on the Company’s patents.

Costs and Expenses

              Cost of revenues decreased 11 percent to $2,177,243 for the three months ended March 31, 2003, compared to $2,447,445 for the three months ended March 31, 2002. Cost of revenues was 71 percent of total revenues for the three months ended March 31, 2003, compared to 81 percent for the three months ended March 31, 2002. In the first quarter of 2003, the Company spent less on subcontractors, consultants, rent, and discretionary costs. The Company plans to contain its spending until the anticipated rebound in the economy results in new contract awards. During the three months ended March 31, 2003, the Company spent approximately $1,160,000 on billable subcontractors and in–house labor compared to approximately $1,190,000 during the comparable quarter in 2002. The Company anticipates an increase in the utilization of outside subcontractors for at least one new Financial System service contact through the end of the year. The Company invested approximately $1,800,000 for the development of TekPortal V2.1, which was released for sale in September 2002. As a result, amortization expense increased to approximately $558,000, a $141,000 increase over the comparable quarter in 2002.

              General and administrative expenses were $595,941 for the three months ended March 31, 2003, compared to $720,388 for the three months ended March 31, 2002. The decrease in general and administrative costs is the result of a decrease in labor and labor related costs associated with reductions in staffing subsequent to the first quarter of 2002. As a result, general and administrative expenses for the three months ended March 31, 2003, were 19 percent of total revenue compared to 24 percent of total revenue for the three months ended March 31, 2002.

              Sales and marketing expenses were $94,070 for the three months ended March 31, 2003, compared to $102,377 for the three months ended March 31, 2002. The decline in sales and marketing expenses is attributed to decrease in staffing from the first quarter of 2002. Sales and marketing expenses for the three months ended March 31, 2003 were 3 percent of total revenue compared to 3 percent of total revenue for the three months ended March 31, 2002.

              Research and development expenses were $0 for the three months ended March 31, 2003, compared to $34,789 for the three months ended March 31, 2002. The Company has diverted its R&D employee’s to work on billable projects sponsored by the government. R&D expenses for the three months ended March 31, 2003 and 2002 were 0 percent and 1 percent of total revenue, respectively.

Non–operating Income and Expenses

              Interest income was $1,183 for the three months ended March 31, 2003, compared to $4,044 for the three months ended March 31, 2002. Interest expense for the three months ended March 31, 2003 was $15,599 compared to $11,881 for the comparable quarter in 2002. The increase in interest expense is related to higher interest rates and average loan balance that the Company had on its line of credit during the three months ended March31, 2003.

              The effective tax rate was 0 percent and 0 percent for the three months ended March 31, 2003 and 2002, respectively. An effective tax rate of 0 percent for the current quarter is the result of the Company having sufficient net operating losses to offset current taxable income and the Company’s tax planning strategy supporting the net deferred income tax asset as recorded at March 31, 2003. Management believes it is more likely than not that the net deferred income tax asset, as recorded, will be realized. Management’s assessment of the realizability of the recorded net deferred income tax asset is based on tax planning strategies that the Company intends to implement in order to avoid the expiration of net operating loss carryforwards.

              The State of California recently issued a moratorium on the use of net operating losses to offset current taxable income. The Company does not believe that the moratorium will result in significant future tax liability as the Company has sufficient tax credits to offset any resulting tax liability.

Bookings and Backlog

              At March 31, 2003, the expected order backlog was approximately $10.9 million, which consisted of (i) new orders for which work has not yet begun and (ii) revenue remaining to be recognized on work in progress. Of the March 31, 2003 backlog, 82.4 percent is from government customers, while 17.6 percent is from Financial Systems customers. Financial Systems percentage contribution to backlog is lower than from government customers as Financial Systems contracts are typically less than six months in duration. Approximately 52 percent of the backlog consists of government–sponsored programs that are awarded but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The Company expects approximately 70 percent of the backlog to be fulfilled during the remainder of the fiscal year.

Liquidity and Capital Resources

              As of March 31, 2003, the Company had $958,140 in cash and cash equivalents, a decrease of $233,575 over the comparable quarter in 2002. The Company generated net cash of $189,336 from its operating activities compared to $533,758 in 2002. The Company also generated net cash of $196,629 from financing activities and used net cash of $231,182 in 2002, respectively. Financing activities include $196,629 that was borrowed during the three months ended March 31, 2003 and $272,298 paid back to the lender during the three months ended March 31, 2002.

              The Company’s traditional sources of cash are operations, including intellectual property and patent licensing, credit facilities, and outside investments. The Company’s traditional sources of cash are operations, including intellectual property and patent licensing, credit facilities, and outside investments. The Company is seeking an equity investment; however, there can be no assurance that the Company will be able to locate and obtain additional financing acceptable to the Company or at all. Based on its current cash position, available credit, and projected cash flows from operations, management believes the Company will have sufficient funds to support operations for the next twelve–month period. In the event Teknowledge does not raise additional capital from increased revenues, equity financing, or intellectual property as expected, or the economy fails to improve, the Company may have to reduce costs further, including headcount reductions, which could materially adversely affect development operations or sales activities. If the Company obtains equity financing, it may result in diluting of existing stockholders.

              Effective March 28, 2003, the Company signed a new credit arrangement with a bank to provide financing through March 27, 2004. The Company is in the process of converting its existing bank line and operational accounts to the new bank. This process is expected to be completed by early May. Under the arrangement the Company may borrow a maximum $3,000,000 against 80 percent of eligible receivables at an initial rate of 1.5 percent over the Wall Street Journal prime interest rate. The line includes one financial covenant tied to EBITDA (earnings before interest, taxes, depreciation, and amortization), beginning with the quarter ending June 30, 2003, and monthly reporting requirements for accounts payable and accounts receivable. The line also includes quarterly financial statement reporting. Compared to the old financial arrangement, the new line is expected to increase the Company’s regular borrowing capacity for government receivables.

              In connection with the new credit facility dated March 28, 2003, the Company issued a warrant exercisable for Common Stock of the Company at an exercise price of $3.00 per share. The warrant also has a cashless exercise provision. The warrant has a five-year term and will be exercisable on March 28, 2008. The Company has no obligation to register the warrant or the shares issuable on exercise or conversion of the warrants.

              At March 31, 2003, the Company maintained a borrowing balance with the financial institution that sponsored the former line of credit. This balance will be transferred to the new bank when the conversion activities are competed. Under the previous line of credit the Company’s assets collateralize the outstanding borrowings. The line was renewed in August 2002 and extended until June 30, 2003, with essentially the same borrowing limits. The outstanding balance bears variable interest per annum equal to the sum of the One-Month LIBOR rate and 2.8 percent. Under the terms of the arrangement, the Company may borrow up to 80 percent of its eligible receivable base, to a maximum of $3,000,000. Eligible receivable base is defined as 80% of commercial receivables outstanding for 90 days or less plus the lower of 50 percent of government receivables outstanding for 90 days or less or $750,000. The Company has borrowed a total of $1,513,326 as of March 31, 2003. Because of an unusually small amount of invoices recorded by the Financial Systems unit in the first quarter of 2003, the line was approximately $500,000 over its calculated borrowing limit.

              At March 31, 2003, the Company was not in compliance with two financial covenants, “tangible net worth,” and “total debt to tangible net worth.”

              Teknowledge has taken steps to reduce expenditures and cut staff in order to protect cash and minimize outflows. The recent relocation of the corporate headquarters to 1800 Embarcadero Road saved approximately $350,000 in annual rent. Other than the line of credit, the Company has no long–term debt or contingent liabilities and believes it will be successful in its patent licensing program, which historically has been a source of significant cash (over $2,000,000 to date). The Company has also expanded its borrowing capacity with the new line of credit.

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

              Pursuant to the Fee Agreement, the Attorneys filed a Complaint in the United States District Court for the District of Delaware on August 29, 2002. The Complaint stated a claim for patent infringement of the ’175 patent and named Akamai Technologies, Inc., Inktomi Corporation, and Cable & Wireless Internet Services, Inc. as defendants.

              Because of the nature of the Fee Agreement, the Company does not believe that the outcome of this legal matter will have a material adverse effect on the Company’s consolidated results of operations or consolidated financial position.

              Teknowledge is appealing in the Court of Federal Claims the government’s collection of a one–time manufacturing–related license fee that NIST paid prior to 1996. Teknowledge recorded a charge of $297,167, or $0.05 per share, against earnings, net of a $50,000 reserve recorded in 2001. At issue was the fair market value of a consortium license for proprietary enterprise architecture for manufacturing. Teknowledge maintains that the license fee was established by the negotiation between it and the representatives of a NIST consortium. The government’s position was not based on the technical quality of the architecture, but rather on the notion that because this was a one–time sale, there was no preestablished market price, and thus the price should be zero. In the mean time, Teknowledge’s relationship with NIST and other government customers remains on good terms. If the appeal is successful, the Company will be able to record the net amount of the recovery as earnings. As is typical with legal matters, there can be no assurance that the appeal via litigation in the Court of Federal Claims will result in the predicted outcome either on these terms or at all.

              Teknowledge moved in November 2002 to new subleased headquarters in the same Harbor complex that it has been in for over 17 years. The Company saved considerable funds with this move, and upgraded its headquarters at the same time. On March 24, 2003, Teknowledge was sued for breach of contract by its former landlord, Harbor Investment Partners. At issue is the differential in rent due during the lease negotiation period, less Teknowledge’s deposit, certain unfunded improvements, and common area credits. Harbor Investment Partners is seeking $172,000 for the differential in rent due from the period of April 4, 2002 through November 15, 2002. Teknowledge considers the Harbor Investment Partners’ claims to be completely without merit, and on April 23, 2003, Teknowledge filed a counter–claim against Harbor Investment Partners in the amount of $127,620 for breach of contract related to the deposit, improvements, and fees.

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

Item 6.   Exhibits and Reports on Form 8-K

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

Teknowledge Corporation
(Registrant)

/s/ Neil A. Jacobstein	Chairman of the Board of Directors	May 14, 2003
Neil A. Jacobstein	and Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis A. Bugbee	Vice President Finance,	May 14, 2003
Dennis A. Bugbee	Chief Financial Officer
(Principal Financial and Accounting Officer)

CERTIFICATION

I, Neil A. Jacobstein, Chief Executive Officer, certify that:

1.     I have reviewed this quarterly report on Form 10–QSB of Teknowledge Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

       a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

       b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: May 14, 2003

By: /s/ Neil A. Jacobstein
Neil A. Jacobstein
Chief Executive Officer

CERTIFICATION

I, Dennis A. Bugbee, Chief Financial Officer, certify that:

1.     I have reviewed this quarterly report on Form 10–QSB of Teknowledge Corporation;

2.     Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

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

       a)     all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

       b)     any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.     The registrant’s other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

    Date: May 14, 2003

By: /s/ Dennis A. Bugbee
Dennis A. Bugbee
Chief Financial Officer