Form 10QSB
period 2003-06-30
TEKNOWLEDGE CORP
filed 2003-08-14
CIK 716214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 1, 2003

Common Stock, $0.01 par value	5,716,251

TABLE OF CONTENTS

			Page No.
	PART I.	FINANCIAL INFORMATION

Item 1.		Financial Statements – Unaudited

		Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	3

		Unaudited Consolidated Statements of Operations for the three months and
		six months ended June 30, 2003 and 2002	4

		Unaudited Consolidated Statements of Cash Flow for the six months ended
		June 30, 2003 and 2002	5

		Notes to the Unaudited Consolidated Financial Statements	6

Item 2.		Management's Discussion and Analysis of Financial Condition and Results of Operations	11

Item 3.		Controls and Procedures	22

	PART II.	OTHER INFORMATION

Item 1.		Legal Proceedings	23

Item 6.		Exhibits and Reports on Form 8–K	24

Signatures			25

Exhibits 31.1 and 31.2 (the 302 certifications)

Exhibits 32.1 and 32.2 (the 906 certifications)

PART I.  FINANCIAL INFORMATION

TEKNOWLEDGE CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	June 30,	December 31,
	2003	2002

ASSETS

Current assets:
Cash and cash equivalents	$ 667,830	$ 1,113,815
Receivables:
Billed, net of allowance of $41,037 and $57,079, respectively	1,316,289	1,500,166
Unbilled	423,215	309,575

Total receivables	1,739,504	1,809,741
Deferred income taxes	768,000	768,000
Deposits and prepaid expenses	247,805	159,064

Total current assets	3,423,139	3,850,620

Capitalized software development costs, net of accumulated
amortization of $4,240,149 and $3,142,672, respectively	4,565,520	4,760,298

Fixed assets, at cost
Computer and other equipment	3,594,662	3,589,796
Furniture and fixtures	122,834	122,834
Leasehold improvements	829,168	826,333

	4,546,664	4,538,693
Less: Accumulated depreciation and amortization	(4,395,712)	(4,301,550)

	150,952	237,413

Total assets	$ 8,139,611	$ 8,848,331

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 821,930	$ 907,417
Line of Credit	936,980	1,316,697
Payroll and related liabilities	1,104,787	1,153,626
Other accrued liabilities	969,818	1,448,478

Total current liabilities	3,833,515	4,826,218

Commitments and contingencies	–	–

Stockholders’ equity
Preferred stock, $.01 par value, authorized 2,500,000 shares
Series A Convertible Preferred Stock, none issued	–	–
Common stock, $.01 par value, authorized 25,000,000 shares,
5,715,751 issued and outstanding
at June 30, 2003 and December 31, 2002	57,158	57,158
Additional paid-in capital	1,825,605	1,825,605
Retained earnings since January 1, 1993
(following quasi-reorganization)	2,423,333	2,139,350

Total stockholders’ equity	4,306,096	4,022,113

Total liabilities and stockholders’ equity	$ 8,139,611	$ 8,848,331

The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS

	(Unaudited)		(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues	$ 2,672,437	$ 3,143,908	$ 5,741,302	$ 6,157,342
Cost of revenue	1,811,059	2,289,523	3,988,302	4,736,968

Gross profit	861,378	854,385	1,753,000	1,420,374
Operating expenses:
General and administrative	635,625	664,665	1,231,566	1,385,053
Sales and marketing	103,181	170,513	197,250	272,890
Research and development	38,038	3,338	38,038	38,127

Total operating expenses	776,844	838,516	1,466,855	1,696,070

Operating income (loss)	84,534	15,869	286,145	(275,696)
Other income (expense), net	12,146	(4,144)	(2,162)	4,864

Income (loss) before provision for income taxes	96,680	11,725	283,983	(270,832)
Provision for income taxes	–	–	–	–

Net income (loss)	$ 96,680	$ 11,725	$ 283,983	$ (270,832)

Net income (loss) per share:
Basic	$ 0.02	$ –	$ 0.05	$ (0.05)

Diluted	$ 0.02	$ –	$ 0.05	$ (0.05)

Shares used in computing net income (loss) per share:
Basic	5,715,751	5,715,751	5,715,751	5,711,296

Diluted	5,754,221	5,772,903	5,732,790	5,711,296

The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	(Unaudited)
	Six Months Ended June 30,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$ 283,983	$ (270,832)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and Amortization	1,191,639	965,711
Provision (benefit) for doubtful accounts	(16,042)	(4,495)
Changes in assets and liabilities:
Receivables	86,279	1,138,599
Deposits and prepaid expenses	(88,741)	(5,878)
Accounts payable	(85,487)	(645,888)
Accrued liabilities	(527,499)	219,054

Net cash provided by operating activities	844,132	1,396,271

Cash flow from investing activities
Capitalization of software development costs	(902,699)	(1,388,667)
Purchases of fixed assets	(7,701)	(84,497)

Net cash used by investing activities	(910,400)	(1,473,164)

Cash flow from financing activities
Proceeds from the issuance of common stock	–	41,116
Repayments on line of credit, net	(379,717)	(241,154)

Net cash used by financing activities	(379,717)	(200,038)

Net decrease in cash and cash equivalents	(445,985)	(276,931)
Cash and cash equivalents at the beginning of period	1,113,815	1,570,783

Cash and cash equivalents at the end of period	$ 667,830	$ 1,293,852

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$ 31,796	$ 23,919

The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2003

1.            Interim Statements

              Teknowledge, pursuant to the rules and regulations of the Securities and Exchange Commission, has prepared the unaudited consolidated financial statements included herein. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These interim statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002. In the opinion of management, these interim statements include all adjustments, consisting of normal, recurring adjustments, which are necessary for a fair presentation of results for such periods. The results of operations for any interim period presented herein are not necessarily indicative of results that may be achieved for the entire fiscal year ending December 31, 2003.

2.            Recent Accounting Pronouncements

              In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosure about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Teknowledge’s software license agreements typically indemnify its customers for intellectual property infringement claims. The Company also warrants to its customers that its software operates substantially in accordance with its specifications. Management believes that the adoption of this standard will not have a material impact on the Company’s consolidated financial statements. However, Management continues to evaluate the impact of FIN 45 on the Company’s financial statements and related disclosures.

              In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatory redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or ratified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 was adopted in the quarter ended June 30, 2003 and did not have a material impact on the financial position or results of the Company’s operations.

3.            Accounts receivable

              The majority of Teknowledge’s accounts receivable are due from commercial and government customers. Credit is extended based on evaluation of the customers’ financial condition and, generally, collateral is not required. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management regularly evaluates the allowance for doubtful accounts. The estimated losses are based on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

4.            Capitalized software development costs

              Teknowledge capitalizes software development costs once technological feasibility is reached and continuing until general availability of the product. During the three months ended June 30, 2003 and 2002, software development costs of $366,511 and $736,781 were capitalized respectively. During the six-month ended June 30, 2003 and 2002, software development costs of $902,699 and $1,388,667 were capitalized respectively. Amortization costs were $540,132 for the three months ended June 30, 2003 and $416,341 for the three months ended June 30, 2002. Amortization costs were $1,097,477 for the six months ended June 30, 2003 and $833,553 for the three months ended June 30, 2002. The Company’s policy is to amortize capitalized software development costs by the greater of (a) the ratio of current gross revenues for a product to anticipated gross revenues for that product, or (b) the straight-line method over the estimated economic life of the product, which is estimated at three years.

5.            Earnings (Loss) Per Share

              Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares of outstanding common stock plus the effect of outstanding potentially dilutive securities during the period. Potentially dilutive securities consist of shares issuable upon the exercise of outstanding common stock options and warrants. All potentially dilutive securities have been excluded from the calculation of the net loss per share for the six-month period ended June 30, 2002, as their inclusion would be anti-dilutive.

              Diluted earnings (loss) per share for the three-month periods ended June 30, 2003 and 2002 as well as the six-month period ended June 30, 2003 excludes the effect of out-of-the-money stock options, as their inclusion would be anti-dilutive. The number of out-of-the-money stock options excluded for the three-month periods ended June 30, 2003 and 2002 was 1,040,371 and 723,242, respectively. The number of out-of-the-money stock options excluded for the six-month period ended June 30, 2003 was 1,098,091.

              A summary of the earnings (loss) per share calculation for the three-month and six-month periods ended June 30, 2003 and 2002 is as follows (in thousands, except per share amounts).

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002

Basic earnings (loss) per share:
Net income (loss)	$ 97	$ 12	$ 284	$ (271)

Weighted average common shares	5,716	5,716	5,716	5,711

Basic earnings (loss) per share	$ 0.02	$ –	$ 0.05	$ (0.05)

Diluted earnings (loss) per share:
Net income (loss)	$ 97	$ 12	$ 284	$ (271)

Weighted average common shares	5,716	5,716	5,716	5,711
Dilutive potential common shares
from stock options	38	57	17	–

Diluted weighted average common
shares	5,754	5,773	5,733	5,711

Diluted earnings (loss) per share	$ 0.02	$ –	$ 0.05	$ (0.05)

6.            Stock-Based Compensation

              Teknowledge accounts for stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS No. 123, “Accounting for Stock Based Compensation” as amended by SFAS No. 148, “Accounting for Stock Based Compensation - Transition and Disclosures, an Amendment of FAS Statement No. 123.” Under the intrinsic value method, Teknowledge does not recognize any compensation expense, when the exercise price of stock options is equal to the fair market value of our common stock at the time the options are granted. Had compensation expense been recognized using the fair value-based method under SFAS No. 123, Teknowledge’s pro forma consolidated income (loss) and earnings (loss) per share would have been as follows (in thousands, except per share amounts):

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2003	2002	2003	2002

Net income (loss), as reported	$ 97	$ 12	$ 284	$ (271)
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for awards granted,
modified or settled	(137)	(102)	(196)	(222)

Pro forma net income (loss)	$ (40)	$ (90)	$ 88	$ (493)

Earnings (loss) per share:
Basic - as reported	$ 0.02	$ –	$ 0.05	$ (0.05)
Basic - pro forma	$ (0.01)	$ (0.02)	$ 0.02	$ (0.09)

Diluted - as reported	$ 0.02	$ –	$ 0.05	$ (0.05)
Diluted - pro forma	$ (0.01)	$ (0.02)	$ 0.02	$ (0.09)

7.           Revenue Recognition

              Teknowledge derives revenue from research and development contracts (Contract R&D) with the U.S. Government and from sales of software products and services for financial systems, patent and technology licensing, and applications of security systems to commercial customers.

              (a)  Contract Revenue

              Teknowledge principally uses the percentage-of-completion method of accounting for contract revenues for both government and commercial projects. The percentage-of-completion method is based on total costs incurred to date compared with estimated total costs upon completion of contracts. The Company charges all losses on contracts to operations in the period when the loss is known. For contracts that do not meet the criteria for the percentage-of-completion method, the Company recognizes contract revenue on a milestone achievement basis. Fifteen percent of the fee, which is approximately one percent of the total contract award, is retained and may be billed after the final indirect rates are submitted to the government. The final indirect rates are not submitted to the government until they have been reviewed and approved by the Defense Contract Audit Agency. Revenue on the retained fee is not recognized until billed to the government. As of June 30, 2003, the Company calculated that it had approximately $306,000 of retained fees on its completed contracts to be recognized in future periods. The Company has not received final overhead rate approval from government agencies for costs incurred during the fiscal years 2000 through 2002. Accordingly, the Company has recorded a rate adjustment reserve of $733,000 related to potential audit agency adjustments to the Company’s indirect overhead rates.

              (b)  Software License and Services

              Teknowledge derives revenue as follows: (i) sale of software licenses to end users, and (ii) services which include consulting, training, and post-contract customer support (“PCS”). The revenue recognition policy described below establishes the standards for ensuring that the Company recognizes revenue consistently, and in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended.

              Under SOP 97-2, Teknowledge records revenue from licensing of software products to end-users when both parties sign a license agreement, the fee is fixed or determinable, collection is reasonably assured and delivery of the product has occurred. When additional fees are paid for PCS, the amounts are deferred and revenue is recognized ratably over the period of the contracts, which is generally twelve months.

              Generally, Teknowledge provides payment terms that range from thirty to ninety days from the invoice date. Accordingly, payment terms that exceed ninety days for significant portions of the fee are not considered fixed or determinable and revenue is recognized as payments become due.

              When contracts contain multiple elements, and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, the Company recognizes revenue for the delivered elements based upon the residual method. VSOE is generally the price for products sold separately or the renewal rates charged to customers for PCS. Undelivered elements consist primarily of PCS and other services such as consulting, mentoring and training. Services are generally not considered essential to the functionality of the software. The Company recognizes revenue allocated to PCS ratably over the period of the contracts, which is generally twelve months. For revenue related to consulting services, the Company recognizes revenue as the related services are performed. In instances where services are deemed essential to the software, both the software license fee and consulting fees are recognized using the percentage-of-completion method of contract accounting as required under SOP 81-1.

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

8.           Segment Reporting

              Teknowledge provides software products and consulting services for government and commercial applications through five interdependent operating units within two reporting segments. The chief decision maker, the Company’s CEO, views the operating units as an interdependent matrix of technical personnel, management and engineering services, technology and other resources that are shared in the course of business. The Company does not account for or report to the CEO its assets or capital expenditures by operating segment. Operating costs and expenses are managed by functional areas. Decisions about resource allocation are based on utilization rates of the employees. Performance assessment for managers in any operating unit is based primarily on technical performance and overall profitability of the Company. The commercial segment includes Financial Systems, patent and technology licensing, and the commercial business applications of Security Systems. The government segment includes the government-sponsored operations of the following business units: Security Systems, Training Systems, Distributed Systems and Knowledge Systems.

              Financial information about segments (in thousands):

	Commercial	Government	Total

Three months ended June 30, 2003:

Revenues	$ 617	$ 2,055	$ 2,672
Cost of revenue	629	1,182	1,811

Gross profit (loss)	$ (12)	$ 873	$ 861

Three months ended June 30, 2002:

Revenues	$ 925	$ 2,219	$ 3,144
Cost of revenue	1,036	1,254	2,290

Gross profit (loss)	$ (111)	$ 965	$ 854

              Revenues from customers in the United States of America represented approximately 96% and 94% for the three months ended June 30, 2003 and 2002, respectively.

	Commercial	Government	Total

Six months ended June 30, 2003:

Revenues	$ 1,198	$ 4,543	$ 5,741
Cost of revenue	1,255	2,733	3,988

Gross profit (loss)	$ (57)	$ 1,810	$ 1,753

Six months ended June 30, 2002:

Revenues	$ 1,941	$ 4,216	$ 6,157
Cost of revenue	2,267	2,470	4,737

Gross profit (loss)	$ (326)	$ 1,746	$ 1,420

              Revenues from customers in the United States of America represented approximately 92% and 97% for the six months ended June 30, 2003 and 2002, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

Forward Looking Statements

              Forward-looking statements made in this report relate to the demand for aggregation software and services, counter-terrorism applications, market acceptance of the Company’s products and services and the exchange of financial information over the Internet, demand for the Company’s products and services by the government, employees and management, patent and technology licensing, intent to apply for trademark registrations, intent to broaden customer base, plans to develop new products and services, effectiveness of security measures, as well as expected revenue, cash and profitability, ability to realize backlog, availability of equity capital and financing, effects of competition, research and development, consolidation in the financial services industry, government regulation, collections on customer receivables, and effects of recently-issued accounting pronouncements. All forward-looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward-looking statements contained herein as a result of competition, general market conditions, government agency funding limitations, other factors relating to government contracting, ability to attract and retain technical and management personnel, commercial opportunities, financing, and other factors described in “Certain Factors That May Affect Future Results of Operations and/or Stock Price.”

Overview

              Teknowledge sells software product and service solutions. The Company delivers account aggregation software for the financial services industry, and technologies relevant to anti-terror and defense applications worldwide. The underlying security, training, and distributed knowledge systems technologies developed in contract research and development (“R&D”) are often directly applicable to financial services applications. Teknowledge develops software that facilitates intelligent transactions in the form of flexible, secure, and knowledge-based interactions with customers. Teknowledge programs enable organizations to codify their knowledge, use this knowledge to interpret data, and use the resulting interpretations to provide value-added services to end-users.

              Teknowledge has five business operating units within two reporting segments. The operating units are interdependent in terms of executive management, infrastructure, talent, technology, and management incentives. The Financial Systems operating unit is focused on Teknowledge’s TekPortal® solution, which provides customer information aggregation for the financial services industry. This focus is strengthened by Teknowledge’s knowledge processing capabilities, network security, web-based training, and distributed systems solutions. Teknowledge is a value-added reseller for components such as CheckPoint’s Firewall-1™ security product and Financial Fusion solutions. In addition, Teknowledge is qualified as a Microsoft Certified Partner.

              Teknowledge has four other operating units in complementary technical application areas. Security Systems provides network security solutions that protect the information stored in computer networks and ensure that information is accessible by the right people at the right time. Training Systems encapsulates traditional courseware into reusable electronic media, develops intelligent tutoring systems, and develops software to distribute the resulting courseware solutions on the Internet. Distributed Systems is focused on improving the quality, control, and timeliness of network services. Knowledge Systems is developing scalable solutions for processing knowledge and making semantic as well as numerical inferences about customer-supplied data. Virtually all of Teknowledge’s government and commercial projects involve processing application knowledge and distributing customer solutions over networks. Both commercial and government customers need these capabilities. The Company expects that the U.S response to the terrorist attacks on September 11, 2001 will eventually result in increased demand for security, distributed knowledge systems, and training capabilities at the state and federal levels. Various Homeland Security programs may take longer than expected to begin and some proposals and contracting cycles may be extended as a result. However, Teknowledge already has several teams focused on relevant defense and security applications, based on a substantial prior program funding.

              Teknowledge’s Financial Systems operating unit delivers TekPortal product and service solutions. TekPortal software gives financial services companies, such as Internet banks, the ability to provide customers with a single web site to manage their financial portfolio of bank, brokerage, credit card, and other accounts. TekPortal permits both information aggregation and transactions between accounts. The customer provides all of the account and transaction permissions. TekPortal is typically installed at the financial institution, and the financial institution provides its security and privacy policies. Teknowledge has several partners or value-added resellers for TekPortal, including FiServ, NCR, Account One, Matrix, EdgelPK, Vexis, and Financial Fusion Inc. There are currently over 60 financial institutions using TekPortal.

              Teknowledge creates and licenses its intellectual property and has an active patents and technology licensing program. The Company obtained its first software patent in 1986 and currently has nine U.S. software patents. In 2000, Teknowledge decided to make technology and patent licensing an ongoing business activity, with the objective of bringing in multiple revenue streams. Teknowledge anticipates future licensing activity in this area and has embarked on a program of contacting other companies who may be infringing on the Company’s patents to negotiate license arrangements for the continued use of the technology. Occasionally, negotiations are unsuccessful and the Company pursues legal recourse (see Item 3: Legal Proceedings). The Company expects to generate ongoing revenue from its intellectual property; however, there can be no assurance that revenue from patent or technology licensing will be generated on a quarter-to-quarter basis.

              Teknowledge has been in business for over twenty-two years. The Company provides a challenging, collaborative, and customer-driven technical environment for employees. Teknowledge is headquartered in Palo Alto, California, with offices in Chantilly, Cleveland, and Los Angeles. The Company’s stock is traded on the NASDAQ SmallCap Market under the symbol TEKC. Teknowledge was incorporated on July 8, 1981, under the laws of the State of Delaware.

Certain Factors That May Affect Future Results of Operations and/or Stock Price

Current cash flow may be insufficient to support current and future operations

              As of June 30, 2003, Teknowledge had approximately $668,000 in cash and cash equivalents, a decrease of $626,000 over the comparable quarter in 2002. In 2003, the Company generated net cash of $844,000 from its operating activities compared to $1,396,000 in 2002. The Company also invested $910,000 principally in the development of software products compared to $1,473,000 in 2002. So far this year the Company has used net cash of $380,000 to reduce its debt balance compared to $200,000 in 2002. During the quarter ended June 30, 2003, the Company paid down its debt by $576,000. If revenues do not increase as anticipated, or the Company does not obtain additional cash, its ability to support its current and future operations will be adversely affected.

              Teknowledge is actively pursuing patent and technology licenses as well as outside equity investment to fund growth and to provide operating working capital. However, there can be no assurances that the Company will be able to obtain additional capital on acceptable terms, or at all, or that the Company will generate significant revenue from licensing its patents and technology. If the Company cannot raise funds on acceptable terms, the Company may not be able to continue to support its existing operations or to develop its products and services, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. The Company may be required to eliminate costs by further reducing headcount, which could result in less sales or development activities and adversely impact operations. In the event the Company raises capital by issuing equity securities, such financing will decrease the percentage equity ownership of existing stockholders, and depending on the price at which the equity is sold, may result in significant economic dilution. The Board of Directors is authorized under the Company’s Certificate of Incorporation to issue preferred stock with preferences and privileges senior to those of the common stockholders without common stockholder approval. If the Company issues preferred stock in a financing, the rights of existing stockholders could be adversely impacted.

The aggregation market is highly competitive and changing rapidly

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

              Teknowledge plans to grow its TekPortal business by winning new aggregation customers and by expanding into additional value-added capabilities or service offerings. Expansion will require incremental additional investment and could strain technical, financial, and operational resources. New competitors can enter the market for TekPortal and other financial solutions. The Company’s gross margins in new business areas may be lower than in its government contract business, and it may not be able to expand or maintain operations in a cost-effective or timely manner. If customers do not receive new products or services favorably, it could hurt the Company’s reputation and delay future expansion.

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

              The demand for account aggregation software will depend upon broad acceptance of new methods of accessing financial information over the Internet. The economy and resulting uncertainty in 2002 has carried over into 2003 resulting in the deferral of purchasing decisions by some financial institutions for aggregation products like TekPortal, and there can be no assurance that these conditions will improve or that demand will return to previous levels. TekPortal already has over 60 bank customers. However, the continuing demand for specific products developed by the Company cannot be determined, nor can the viability of these products be determined at this time. As the market continues to change, there can be no assurance that the Company will be able to recruit or retain the technical staff to develop and bring products to market, that these products will gain market acceptance, or generate significant revenue or profits. If TekPortal or Teknowledge’s other products and services markets develop more slowly than expected, become saturated with competitors, or if the Company’s products do not achieve market acceptance, the Company’s business, financial condition, and results of operations may be materially and adversely affected.

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

Increasing government regulation of the Internet and financial services industry could adversely affect the Company’s business

              Numerous federal agencies have recently adopted rules and regulations protecting consumer privacy and establishing guidelines for financial institutions to follow in selecting technology vendors for solutions such as TekPortal. The Company believes its business does not currently subject it to any of these rules or regulations that would adversely affect its business. However, these rules and regulations are new and may be interpreted to apply to the Company’s business in a manner that could make its business more onerous or costly. Moreover, financial institutions must generally comply with these laws and regulations, which may adversely impact demand for TekPortal. As the Internet continues to evolve, the Company expects federal, state, and foreign governments to adopt more laws and regulations covering issues such as user privacy, taxation of goods and services provided over the Internet, pricing, content, and quality of products and services. If enacted, these laws and regulations could limit the market for Internet-based financial services.

Teknowledge’s products integrate with complex data processing systems

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

Teknowledge’s products may contain undetected errors or defects

              Teknowledge has a quality assurance program to test its complex software products, but its software could still contain undetected errors or defects that may be discovered at any point in the life of the product. The Company has in the past discovered and corrected software errors in its products. After implementation, errors may be found from time to time in the Company’s new or enhanced products or services, or in products or services it resells for strategic partners. These errors could cause the Company to lose revenues or cause a delay in market acceptance of its solutions or could result in liability for damages or injury to its reputation. The Company’s products are often used in transaction processing systems that include other vendors’ products, and, as a result, its products must integrate successfully with these existing systems. System errors, whether caused by the Company’s products or those of another vendor, could adversely affect the market acceptance of its products, and any necessary modifications could cause the Company to incur significant expenses. Since the Company’s products are used to deliver services that are integral to its customers’ businesses, errors, defects, or other performance problems could result in financial or other damages to its customers. Product liability litigation arising from these errors, defects, or problems, even if it were unsuccessful, would be time-consuming and costly to defend. Existing or future laws or unfavorable judicial decisions could negate any limitation of liability provisions that are included in the Company’s license agreements.

Teknowledge’s network infrastructure could be vulnerable to security breaches

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

Teknowledge may by unable to adequately defend against unauthorized use of its proprietary technology

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

Teknowledge’s service revenue is primarily from government-sponsored contract R&D

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

              The typical cost-type government contract the Company performs has a regulated fixed-fee, which limits the Company from improving profit margins on these contracts. In addition, Federal Acquisition

Regulations exclude from reimbursement some “unallowable” expenses, which the Company considers a regular part of the business, such as advertising expense. In addition, almost all the Company’s government contracts contain termination clauses, which permit contract termination if the Company defaults or at the contracting party’s discretion.

Teknowledge’s success depends on retaining sufficient technical staff and attracting additional technical staff

              The Company may be unable to attract and retain sufficient technical staff to meet the demands of new orders. The Company recognizes that the loss of one or more key management and technical personnel, who are employed on an at-will basis, could adversely affect aspects of the Company’s business. The Company relies on its executives and business unit managers for the acquisition and negotiation of new business, the management of services contracts and product development, and the management of ongoing operations. A proportion of the technical support base for operations is provided by outside consultants, and it is anticipated that this trend will continue in the future. The Company spent approximately $230,000 on mostly billable subcontractors during the three months ended June 30, 2003 compared to $474,000 in 2002. The use of outside consultants allows the Company to expand or constrict its operations quickly both inside and outside the U.S.

Critical Accounting Policies and Estimates

              Certain accounting policies are particularly important to the portrayal of the financial position and results of operations and require the application of significant judgment by its management team; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on the Company’s historical experience, terms of existing contracts, observance of trends in the industry, information provided by its customers, and information available from other outside sources, as appropriate. Teknowledge’s significant accounting policies and estimates include:

•	Revenue recognition and allowance for doubtful accounts;
•	Accounting for income taxes;
•	Software development costs; and
•	Government indirect rate reserve.

Revenue Recognition and Allowance for Doubtful Accounts

              Revenue on software licenses and services is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, there is a reasonable assurance of collection on the resulting receivable and vendor specific objective evidence exists to allocate the total fee among all delivered and undelivered elements in the arrangement. Teknowledge obtains written purchase authorizations from customers for a specific product at a fixed price and considers delivery to have occurred at the time of shipment. The software is delivered to the customer electronically or on a CD. Revenue is typically recognized on shipment for product software; however, if the software is subject to customer acceptance or contract terms that do not satisfy all of the above-mentioned criteria, revenue is recognized upon customer acceptance or when all revenue recognition criteria have been met. Occasionally, customer contracts contain refund or warranty clauses that could affect revenue recognition. Teknowledge evaluates these clauses carefully; however, the Company has not experienced a refund or warranty recall and the likelihood of such an event is not predictable nor is it judged material at this time. Revenue from software consulting services is generally recognized on a time and materials basis; however, depending on the terms of the contract, the service element may be recognized on a milestone achievement or a percentage-of-completion basis. Revenue recognized under the percentage-of-completion basis requires the use of project cost estimates. Project cost estimates are revised periodically and changes affecting the amount of revenue recognized are recorded when they become known. Revenue from research and development contracts is generally recognized over applicable contractual periods as specified by each contract and as costs related to the contracts are incurred.

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

Accounting for Income Taxes

              Teknowledge records a valuation allowance to reduce its net deferred tax assets to the amount that it believes is more likely than not to be realized. The Company considers reversing taxable temporary differences, tax planning strategies and expected future taxable income in assessing the need for the valuation allowance. The Company evaluates the adequacy of the valuation allowance on at least an annual basis. The Company believes sufficient uncertainty exists regarding the realizability of its net deferred income tax assets, because the net operating loss and tax credit carryforwards may expire before they can be utilized, and accordingly, a valuation allowance has been established to reduce the asset to the amount we estimate will be realized. The realization of the net deferred income tax asset is also dependent on generating sufficient taxable income in future years. Management believes it is more likely than not that the net deferred income tax asset, as recorded, will be realized. Management’s assessment of the realizability of the recorded net deferred income tax asset is based on tax planning strategies that the Company intends to implement in order to avoid the expiration of net operating loss carryforwards, $10,000,000 of which expire in 2003. The typical tax strategy includes tax-planning efforts that the Company ordinarily might not take in the regular course of business, such as the sale of property, technology, or other assets that have significant economic value. The Company believes that its IP portfolio contains significant economic value, and the sale of one or more of its patents could generate taxable income of $3,000,000 or more. In prior years, the Company was successful on two previous infringement cases over a single patent and received gross settlement amounts in excess of $2,000,000.

Software Development Costs

              Teknowledge evaluates the expected future revenues from software products before undertaking software development. Only those projects that are considered potentially profitable after including the costs to develop the software are pursued beyond the planning stage. The Company capitalizes software development costs from the point of technological feasibility and after completion of the detail program design. All costs incurred prior to determination of technological feasibility are expensed. Teknowledge solicits feedback from its customers to help identify potential enhancements that add value to key products such as TekPortal. The Company in turn evaluates these potential enhancements to determine which, if any, will be incorporated into the next version. The software development process proceeds from module to module until the product manager determines that an adequate number of functionalities have accumulated to earn release status. A typical version may encompass up to a dozen functional modules, most of which could be used separately, but which are not practical to market individually because of cost and market constraints. The Company may add high-value, low-risk development modules to address particular customer needs, but only after assessing technical risk and program design issues. These optional features are considered low-risk development enhancements to the original functionality.

              During 2002, Teknowledge completed work on V2.1 of TekPortal. Many of the functionalities added to V2.1 were extensions of work performed in earlier versions 1.0 and 1.1 in 2000, and 2.0 in 2002. V3.0 is nearly complete and delivery is expected in August 2003. The earlier versions have been fully operational at several Internet bank sites. The software developed in V2.1 extended the capabilities of TekPortal to include large bank service bureaus and the smaller banks that they service. Capitalized costs include direct and indirect labor costs and applicable overhead, but exclude general and administrative costs. As of June 30, 2003, the unamortized book value of capitalized software development costs was approximately $4,600,000. The Company’s policy is to amortize capitalized software development costs by the greater of (a) the ratio of current gross revenues for a product to the anticipated gross revenues for that product, or (b) the straight-line method over the estimated economic life of the product, which is estimated at three years. Capitalized costs are reviewed and evaluated periodically to determine the recoverability of capitalized software development costs. Should the Company determine that all or part of its capitalized software development costs are not recoverable, an adjustment to the capitalized software costs would be charged to income in the period such determination is made.

Government Indirect Rate Reserves

              Teknowledge’s revenues, costs, and earnings on government contracts are determined based on estimated overhead “indirect” rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs may vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made on a cumulative basis whereby the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal Government. As a result of these audits the Company may be exposed to cost adjustments, which are applied on a retroactive basis to the government contracts completed in those years. These adjustments can have a negative or positive effect on operating performance. In order to address the possible exposure to rate adjustments on prior years, Teknowledge established a rate adjustment reserve for such contingencies that is reviewed and adjusted at least annually. The cumulative rate reserve for the years not yet audited by the Federal Government, consisting of 2000-2003 is approximately $733,000 as of June 30, 2003.

Results of Operations

Three months ended June 30, 2003 and 2002

Revenues

              Revenues for the three months ended June 30, 2003, were $2,672,000, a 15 percent decrease from the three months ended June 30, 2002. Revenues from commercial operations were 23 percent of total revenues compared to 29 percent for the comparable period in 2002. Revenue from government contract R&D was 77 percent of total revenue, compared to 71 percent for the comparable period in 2002. During the three months ended June 30, 2003, three customers accounted for 10 percent or more of total revenues, the Department of the Air Force - 44 percent, the Department of the Navy - 15 percent, and the Department of the Army - 12 percent.

              Government contract R&D revenue for the three months ended June 30, 2003, was $2,055,000, a 7 percent decrease in revenue from the comparable quarter in 2002. The decrease in government revenue is attributed to a decline in government backlog over the comparable period. Several of the Company’s government contracts end in 2003 and the Company is actively working to replace them with new contracts after October 1, 2003, to coincide with the beginning of the government’s new fiscal year. Included in the quarterly revenues is $92,000 of retained fees recovered from the close out of a 1999 contract.

              Commercial revenues for the three months ended June 30, 2003, were $617,000 representing a 33 percent decrease in revenues from the comparable quarter in 2002. While revenues in the second quarter fell below the comparable quarterly results in 2002, they were 6 percent higher than the first quarter of 2003. Commercial revenues from license sales to customers improved to over $205,000, well above the first quarter of 2003 results of $25,000. License sales are down marginally from comparable 2002 figures of $254,000. Based on a review of the pipeline for new TekPortal business, the Company believes commercial revenues will increase in the third quarter of 2003 from second quarter levels fueled principally by new TekPortal service contracts signed in August. In addition to product sales and service opportunities, the Company continues to pursue licensing its intellectual property with large technology companies that may be infringing on the Company’s patents.

Costs and Expenses

              Cost of revenues decreased 21 percent to $1,811,000 for the three months ended June 30, 2003, compared to $2,290,000 for the three months ended June 30, 2002. Cost of revenues was 68 percent of total revenues for the three months ended June 30, 2003, compared to 73 percent for the three months ended

June 30, 2002. In the second quarter of 2003, the Company spent less on subcontractors, consultants, rent, and other discretionary costs. The Company plans to increase spending on commercial projects in the third quarter in response to the anticipated increase in backlog. During the three months ended June 30, 2003, the Company spent approximately $899,000 on billable subcontractors and in-house labor compared to $1,084,000 during the comparable quarter in 2002. The use of billable subcontractors has declined from prior year levels but is expected to rebound with the planned new business. The Company continues to invest in the development of new products. As a result, amortization charges from previously capitalized development costs were a significant cost during the period, accounting for 30 percent of the cost of revenue. Amortization costs for the period were $539,000, a $123,000 increase over the comparable quarter in 2002.

              Gross margins improved because revenues for the three months ended June 30, 2003 reflect a higher proportion of licenses and a lower contribution of subcontractor costs than the previous year. Gross margin percentage improved from 27 percent for the three months ended June 30, 2002 to 32 percent for the six months ended June 30, 2003.

              General and administrative expenses were $636,000 for the three months ended June 30, 2003, compared to $665,000 for the three months ended June 30, 2002. The decrease in general and administrative costs is the result of a decrease in labor and labor related costs associated with reductions in staffing subsequent to the first quarter of 2002. As a result, general and administrative expenses for the three months ended June 30, 2003, were 24 percent of total revenue compared to 25 percent of total revenue for the three months ended June 30, 2002.

              Sales and marketing expenses were $103,000 for the three months ended June 30, 2003, compared to $171,000 for the three months ended June 30, 2002. The decrease in sales and marketing expenses is attributed to a reduction in staff and related expenses from the first quarter of 2002. Sales and marketing expenses for the three months ended June 30, 2003 were 4 percent of total revenue compared to 6 percent of total revenue for the three months ended June 30, 2002.

              Research and development expenses were $38,000 for the three months ended June 30, 2003, compared to $3,000 for the three months ended June 30, 2002. The Federal government sponsors much of Teknowledge’s research and this amount was over $2 million dollars during the quarter. In addition to the sponsored research, Teknowledge invested $366,000 in the development of TekPortal software that was capitalized. R&D expenses for the three months ended June 30, 2003 and 2002 were 1 percent and 0 percent of total revenue, respectively.

Non-operating Income and Expenses

              Interest income was $413 for the three months ended June 30, 2003, compared to $4,044 for the three months ended June 30, 2002. Interest expense for the three months ended June 30, 2003 was $16,197 compared to $11,881 for the comparable quarter in 2002. The increase in interest expense is related to higher interest rates that the Company had on its line of credit during the three months ended June 30, 2003.

              The effective tax rate was 0 percent for both the three months ended June 30, 2003 and 2002, respectively. An effective tax rate of 0 percent for the current quarter is the result of the Company having sufficient net operating losses to offset current taxable income and the Company’s tax planning strategy supporting the net deferred income tax asset as recorded at June 30, 2003. Management believes it is more likely than not that the net deferred income tax asset, as recorded, will be realized. Management’s assessment of the realizability of the recorded net deferred income tax asset is based on tax planning strategies that the Company intends to implement in order to avoid the expiration of net operating loss carryforwards.

              The State of California recently issued a moratorium on the use of net operating losses to offset current taxable income. The Company does not believe that the moratorium will result in significant future tax liability as the Company has sufficient tax credits to offset any resulting tax liability.

Six months ended June 30, 2003 and 2002

Revenues

              Revenues for the six months ended June 30, 2003, were $5,741,000, a 7 percent decrease from the six months ended June 30, 2002. Revenues from commercial operations were 21 percent of total revenues compared to 32 percent for the comparable period in 2002. Revenue from government contract R&D was 79 percent of total revenue, compared to 68 percent for the comparable period in 2002. During the six months ended June 30, 2003, two customers accounted for 10 percent or more of total revenues, the Department of the Air Force - 49 percent, and the Department of the Navy - 15 percent. Government contract R&D revenue for the six months ended June 30, 2003, was $4,543,000, an 8 percent increase in revenues from the comparable period in 2002. The increase in government contract R&D revenue is due primarily to a temporary increase in subcontractor staffing to meet a customer deadline in the first quarter. Several of the Company’s government contracts end in 2003 and the Company is actively working to replace them with new contracts after October 1, 2003, to coincide with the beginning of the government’s new fiscal year.

              Commercial revenues for the six months ended June 30, 2003, were $1,198,000, representing a 38 percent decrease from the comparable period in 2002. License sales of commercial products exceeded $230,000 for the six months ended June 30, down 42 percent from comparable 2002 figures. License sales in the second quarter of 2003 grew sharply and further growth is anticipated in 2003. Based on a review of its pipeline for new TekPortal business, the Company believes commercial revenues will increase in the third quarter of 2003 from second quarter levels fueled principally by new TekPortal service contracts. In addition to product sales and service opportunities, the Company plans to pursue licensing of its intellectual property with large technology companies that may be infringing on the Company’s patents.

Costs and Expenses

              Cost of revenues was $3,988,000 for the six months ended June 30, 2003, compared to $4,737,000 for the six months ended June 30, 2002. Cost of revenues was 69 percent of total revenues for the six months ended June 30, 2003, compared to 77 percent for the six months ended June 30, 2002. During the six months ended June 30, 2003, the Company spent approximately $2,059,000 on billable subcontractors and in-house labor compared to approximately $2,243,000 during the comparable period in 2002. The Company continues to invest in the development of new products. As a result, amortization charges from previously capitalized development costs were a significant cost during the six-month period, accounting for 28 percent of the cost of revenue. As a result, amortization expense for the six months ended June 30, 2003 increased by approximately $264,000 from the comparable period in 2002 to $1,097,000

              Gross margins improved because revenues for the six months ended June 30, 2003 reflect a higher proportion of licenses and a lower contribution of subcontractor costs than the previous year. Gross margin percentage improved from 23 percent for the six months ended June 30, 2002 to 31 percent for the six months ended June 30, 2003.

              General and administrative expenses were $1,232,000 for the six months ended June 30, 2003, compared to $1,385,000 for the six months ended June 30, 2002. The decrease in general and administrative expenses between comparable periods is attributed largely to a reduction in expenses related to staffing and office rent. General and administrative expenses for the six months ended June 30, 2003, were 21 percent of total revenue compared to 22 percent of total revenue for the six months ended June 30, 2002.

              Sales and marketing expenses were $197,000 for the six months ended June 30, 2003, compared to $273,000 for the six months ended June 30, 2002. The decrease in sales and marketing expenses between periods is attributed to a decrease in sales and marketing staff and associated services. Sales and marketing expenses for the six months ended June 30, 2003 were 3 percent of total revenue compared to 5 percent of total revenue for the six months ended June 30, 2002.

              Research and development expenses were $38,000 for the six months ended June 30, 2003, compared to $38,000 for the six months ended June 30, 2002. Much of the Teknowledge’s development work is capitalized and development employees are often diverted to billable work when opportunities arise and the majority of Teknowledge’s government R&D is sponsored by the Federal government. Teknowledge invested $903,000 in the development of TekPortal software during the first six months of 2003 and the government funded $4,500,000 of research. R&D expenses (not including sponsored government R&D or TekPortal development) for the six months ended June 30, 2003 and 2002 were less than 1 percent of total revenue for both periods.

Non-operating Income and Expenses

              Interest Income was $1,600 for the six months ended June 30, 2003, compared to $6,800 for the six months ended June 30, 2002. The interest income decrease is attributed to lower average cash balances and lower interest rates in 2003. Interest expense for the six months ended June 30, 2003 was $32,000 compared to $24,000 for the comparable quarter in 2002. The increase in interest expense is related to higher interest rates that the Company had on its line of credit during the six months ended June 30, 2003.

              The effective tax rate for the six months ended June 30, 2003, was 0 percent compared to 0 percent for the comparable quarter in 2002. An effective tax rate of 0 percent for the six months ended June 30, 2003 is the result of the Company having sufficient net operating losses to offset current taxable income and the Company’s tax planning strategy supporting the net deferred income tax asset as recorded at June 30, 2003. Management believes it is more likely than not that the net deferred income tax asset, as recorded, will be realized. Management’s assessment of the realizability of the recorded net deferred income tax asset is based on tax planning strategies that the Company intends to implement in order to avoid the expiration of net operating loss carryforwards. The State of California recently issued a moratorium on the use of net operating losses to offset current taxable income. The Company does not believe that the moratorium will result in significant future tax liability as the Company has sufficient tax credits to offset the expected tax liability.

Bookings and Backlog

              At July 31, 2003, the expected order backlog was approximately $8.6 million, which consisted of (i) new orders for which work has not yet begun and (ii) revenue remaining to be recognized on work in progress. Of the July 31, 2003 backlog, 73 percent is from government customers, while 27 percent is from Financial Systems customers. Although Financial Systems has contributed 21 percent of revenue during the current fiscal year, the percentage contribution to backlog is lower than from government customers as Financial Systems contracts are typically less than six months in duration. Approximately 42 percent of the backlog consists of government-sponsored programs that are awarded but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The Company expects approximately 40 percent of the backlog to be fulfilled during the remainder of the fiscal year.

Liquidity and Capital Resources

              As of June 30, 2003, Teknowledge had approximately $668,000 in cash and cash equivalents, a decrease of $626,000 over the comparable quarter in 2002. In 2003, the Company generated net cash of $844,000 from its operating activities compared to $1,396,000 in 2002. The Company also invested $910,000 principally in the development of software products compared to $1,473,000 in 2002. So far this year the Company has used net cash of $380,000 to reduce its line of credit compared to $241,000 in 2002. During the second quarter of 2003, the Company paid down its financed debt by $576,000.

              Teknowledge’s traditional sources of cash are operations, including intellectual property and patent licensing, credit facilities, and outside investments. The Company is seeking an equity investment to fund future growth; however, there can be no assurance that the Company will be able to locate and obtain additional financing acceptable to the Company or at all. Based on its current cash position, available credit, and projected cash flows from operations, management believes the Company will have sufficient funds to support operations for the next twelve-month period. In the event Teknowledge does not raise additional capital from increased revenues, equity financing, or intellectual property as expected, or the economy fails to improve, the Company may have to reduce costs further, including headcount reductions, which could materially adversely affect development operations or sales activities. If the Company obtains equity financing, it may result in diluting of existing stockholders.

              Effective March 28, 2003, Teknowledge signed a new credit arrangement with a bank to provide financing through March 27, 2004. Under the arrangement the Company may borrow a maximum of the lesser of $3,000,000 or 80 percent of eligible receivables at an initial rate of 1.5 percent over the Wall Street Journal prime interest rate. The line includes one financial covenant tied to EBITDA (earnings before interest, taxes, depreciation, and amortization), beginning with the quarter ending June 30, 2003, and monthly reporting requirements for accounts payable and accounts receivable. The line also includes quarterly financial statement reporting.

              During the second quarter of 2003 Teknowledge reduced its outstanding balance under the line of credit from $1,513,000 to $937,000. The Company’s borrowing capacity fluctuates based on the amount of accounts receivable generated from revenues. At June 30, 2003, the Company was temporarily $80,000 over its authorized loan balance. This deficiency was corrected through subsequent payments and an increase in eligible accounts receivable in the third quarter. The Company anticipates better revenue performance in the third quarter of 2003 and an improvement in its borrowing capacity as a result of the increase in related account receivable.

              In connection with the new credit facility dated March 28, 2003, the Company issued a warrant exercisable for 13,000 shares of Common Stock of the Company at an exercise price of $3.00 per share. The warrant has a five-year term and will be exercisable “on” or “through” March 28, 2008. The Company has no obligation to register the warrant or the shares issuable on exercise or conversion of the warrants.

              Teknowledge has taken steps to reduce expenditures in order to protect cash and minimize outflows. In the most recent quarter of 2003, total current liabilities including accounts payable and the line of credit were reduced by approximately $1,200,000 from first quarter levels. Other than the line of credit, the Company has no long-term debt or contingent liabilities and believes it will be successful in its patent licensing program, which historically has been a source of significant cash (over $2,000,000 to date). The Company has also expanded its borrowing capacity with the new line of credit, which is expected to help finance the Company’s anticipated growth in 2003.

Item 3.  Controls And Procedures

              Under the supervision and with the participation of Teknowledge’s Management, including the principal executive officer and principal financial officer, the Company evaluated its disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective as of June 30, 200

PART II.  OTHER INFORMATION

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

              Pursuant to the Fee Agreement, the Attorneys filed a Complaint in the United States District Court for the District of Delaware, Teknowledge Corporation v. Akamai Technologies, Inktomi Corporation and Cable & Wireless Internet Service, Inc. on August 29, 2002. On November 22, 2002, the case was transferred to the United States District Court for the District of Northern California. The Complaint stated a claim for patent infringement of the ’175 patent and named Akamai Technologies, Inc., Inktomi Corporation, and Cable & Wireless Internet Services, Inc. as defendants. The claims asserted in this complaint concern the network cache technology features of the ’175 patent, which can be utilized to reduce latency and communication costs for members of a group with interests in similar objects on a network.

              The Attorneys subsequently filed a Complaint in the United States District Court for the District of Northern California, Teknowledge Corporation v. Yahoo! Inc., Microsoft Corporation, and AOL Time Warner, Inc. on July 16, 2003. The Complaint stated a claim for patent infringement of the ’175 patent and named Yahoo! Inc., Microsoft Corporation and AOL Timer Warner, Inc. as defendants. The claims asserted in this complaint concern the alert and notification features of the ’175 patent, which can be utilized to deliver alerts to users concerning changes to web pages or availability of software updates.

              Because of the nature of the Fee Agreement, the Company does not believe that the outcome of this legal matter will have a material adverse effect on the Company’s consolidated results of operations or consolidated financial position.

              Teknowledge is appealing in the Court of Federal Claims the government’s collection of a one-time manufacturing-related license fee that the National Institute of Standards and Technology (NIST) paid prior to 1996. In 2002, Teknowledge recorded a charge of $297,167, or $0.05 per share, against earnings, net of a $50,000 reserve recorded in 2001. At issue was the fair market value of a consortium license for proprietary enterprise architecture for manufacturing. Teknowledge maintains that the license fee was established by the negotiation between it and the representatives of a NIST consortium. The government’s position was not based on the technical quality of the architecture, but rather on the notion that because this was a one-time sale, there was no preestablished market price, and thus the price should be zero. In the mean time, Teknowledge’s relationship with NIST and other government customers remains on good terms. If the appeal is successful, the Company will be able to record the net amount of the recovery as earnings. As is typical with legal matters, there can be no assurance that the appeal via litigation in the Court of Federal Claims will result in the predicted outcome either on these terms or at all.

              Teknowledge moved in November 2002 to new subleased headquarters in the same Harbor complex that it has been in for over 17 years. The Company saved considerable funds with this move, and upgraded its headquarters at the same time. On March 24, 2003, Teknowledge was sued for breach of contract by its former landlord, Harbor Investment Partners. At issue is the differential in rent due during the lease negotiation period, less Teknowledge’s deposit, certain unfunded improvements, and common area credits. Harbor Investment Partners is seeking $172,000 for the differential in rent due from the period of April 4, 2002 through November 15, 2002. Teknowledge considers the Harbor Investment Partners’ claims to be completely without merit, and on April 23, 2003, Teknowledge filed a counter-claim against Harbor Investment Partners in the amount of $127,620 for breach of contract related to the deposit, improvements, and fees.

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

Item 4.  Submission of Matters to a Vote of Security Holders

              None

Item 6.  Exhibits and Reports on Form 8-K

(a)        Exhibits

              Set forth below is a list of all exhibits filed herewith or incorporated by reference as part of this Quarterly Report on Form 10-QSB.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer or Principal Financial Officer pursuant to rule
13-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2003

31.2	Certification of Principal Executive Officer or Principal Financial Officer pursuant to rule
13-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002, dated August 14, 2003

32.1	Certification of Principal Executive Officer or Principal Financial Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2003

32.2	Certification of Principal Executive Officer or Principal Financial Officer pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, dated August 14, 2003

(b)         Reports on Form 8–K

              (1)              Current Report on Form 8-K, dated May 16, 2003, related to the Company’s report of first quarter 2003 results.

SIGNATURES

              Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 14, 2003	Teknowledge Corporation
(Registrant)

By:	/s/ Neil A. Jacobstein
Neil Jacobstein
Chairman of the Board of Directors,
Chief Executive Officer and President

/s/ Neil A. Jacobstein	Chairman of the Board of Directors	August 14, 2003
Neil A. Jacobstein	and Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis A. Bugbee	Vice President Finance,	August 14, 2003
Dennis A. Bugbee	Chief Financial Officer
(Principal Financial and Accounting Officer)