Form 10QSB
period 2003-09-30
TEKNOWLEDGE CORP
filed 2003-11-14
CIK 716214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10–QSB

(Mark One)

[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 1, 2003

Common Stock, $0.01 par value	5,719,376

TABLE OF CONTENTS

			Page No.
	PART I.	FINANCIAL INFORMATION

Item 1.		Condensed Financial Statements

		Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	3

		Unaudited Consolidated Statements of Operations for the three months and
		nine months ended September 30, 2003 and 2002	4

		Unaudited Consolidated Statements of Cash Flow for the nine months ended
		September 30, 2003 and 2002	5

		Notes to the Unaudited Consolidated Financial Statements	6

Item 2.		Management's Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3.		Controls and Procedures	24

	PART II.	OTHER INFORMATION

Item 1.		Legal Proceedings	25

Item 4.		Submission of Matters to Vote of Security Holders	26

Item 6.		Exhibits and Reports on Form 8–K	28

Signatures			29

Exhibits 31.1 and 31.2 (the 302 certifications)			29

Exhibits 32.1 and 32.2 (the 906 certifications)			31

PART I.  FINANCIAL INFORMATION

TEKNOWLEDGE CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited)
	September 30,	December 31,
	2003	2002

ASSETS

Current assets:
Cash and cash equivalents	$ 1,309,198	$ 1,113,815
Receivables:
Billed, net of allowance of $31,712 and $57,079, respectively	1,255,573	1,500,166
Unbilled	390,842	309,575

Total receivables	1,646,415	1,809,741
Deferred income taxes	768,000	768,000
Deposits and prepaid expenses	172,396	159,064

Total current assets	3,896,009	3,850,620

Capitalized software development costs, net of accumulated
amortization of $4,743,766 and $3,142,672, respectively	4,464,915	4,760,298

Fixed assets, at cost
Computer and other equipment	3,600,987	3,589,796
Furniture and fixtures	122,834	122,834
Leasehold improvements	845,053	826,333

	4,568,874	4,538,693
Less: Accumulated depreciation and amortization	(4,428,511)	(4,301,550)

	140,363	237,413

Total assets	$ 8,501,287	$ 8,848,331

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$ 1,223,171	$ 907,417
Line of Credit	859,823	1,316,697
Payroll and related liabilities	845,976	1,153,626
Other accrued liabilities	1,061,581	1,448,478

Total current liabilities	3,990,551	4,826,218

Commitments and contingencies	–	–

Stockholders’ equity
Preferred stock, $.01 par value, authorized 2,500,000 shares
Series A Convertible Preferred Stock, none issued	–	–
Common stock, $.01 par value, authorized 25,000,000 shares,
5,719,376 and 5,715,751 shares issued and outstanding
at September 30, 2003 and December 31, 2002, respectively	57,163	57,158
Additional paid-in capital	1,826,675	1,825,605
Retained earnings since January 1, 1993
(following quasi-reorganization)	2,626,898	2,139,350

Total stockholders’ equity	4,510,736	4,022,113

Total liabilities and stockholders’ equity	$ 8,501,287	$ 8,848,331

The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Revenues	$ 3,041,054	$ 2,730,483	$ 8,782,356	$ 8,887,825
Cost of revenue	2,081,264	2,216,981	6,069,568	6,953,949

Gross profit	959,790	513,502	2,712,788	1,933,876
Operating expenses:
General and administrative	543,385	691,155	1,774,950	2,076,208
Sales and marketing	120,094	184,423	317,343	457,313
Research and development	83,618	–	121,657	38,126

Total operating expenses	747,097	875,578	2,213,950	2,571,647

Operating income (loss)	212,693	(362,076)	498,838	(637,771)
Other income (expense), net	(9,128)	(19,963)	(11,290)	(15,100)

Income (loss) before provision for income taxes	203,565	(382,039)	487,548	(652,871)
Provision for income taxes	–	–	–	–

Net income (loss)	$ 203,565	$ (382,039)	$ 487,548	$ (652,871)

Earnings (loss) per share:
Basic	$ 0.04	$ (0.07)	$ 0.09	$ (0.11)

Diluted	$ 0.03	$ (0.07)	$ 0.08	$ (0.11)

Shares used in computing earnings (loss) per share:
Basic	5,716,117	5,715,751	5,715,874	5,712,796

Diluted	5,888,463	5,715,751	5,760,734	5,712,796

The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2003	2002

Cash flows from operating activities:
Net income (loss)	$ 487,548	$ (652,871)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and Amortization	1,728,055	1,492,560
Provision for doubtful accounts	(25,367)	505
Changes in assets and liabilities:
Receivables	188,693	1,338,920
Deposits and prepaid expenses	(13,332)	38,283
Accounts payable	315,754	(852,014)
Accrued liabilities	(694,547)	258,261

Net cash provided by operating activities	1,986,804	1,673,644

Cash flow from investing activities
Capitalization of software development costs	(1,305,711)	(2,046,328)
Purchases of fixed assets	(29,911)	(84,497)

Net cash used by investing activities	(1,335,622)	(2,130,825)

Cash flow from financing activities
Proceeds from the issuance of common stock	1,075	41,116
Repayments on line of credit, net	(456,874)	(250,351)

Net cash used by financing activities	(455,799)	(209,235)

Net increase (decrease) in cash and cash equivalents	195,383	(666,416)
Cash and cash equivalents at the beginning of period	1,113,815	1,570,783

Cash and cash equivalents at the end of period	$ 1,309,198	$ 904,367

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$ 45,233	$ 40,988

The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

September 30, 2003

1.            Interim Statements

              Teknowledge, pursuant to the rules and regulations of the Securities and Exchange Commission, has prepared the unaudited condensed consolidated financial statements included herein. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These interim statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2002. In the opinion of management, these interim statements include all adjustments, consisting of normal, recurring adjustments, which are necessary for a fair presentation of results for such periods. The results of operations for any interim period presented herein are not necessarily indicative of results that may be achieved for the entire fiscal year ending December 31, 2003.

2.            Recent Accounting Pronouncements

              In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. ” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosure about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. Teknowledge’s software license agreements typically indemnify its customers for intellectual property infringement claims. The Company also warrants to its customers that its software operates substantially in accordance with its specifications. Management believes that the adoption of this standard will not have a material impact on the Company’s consolidated financial statements. However, Management continues to evaluate the impact of FIN 45 on the Company’s financial statements and related disclosures.

              In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).” EITF 00-21 sets out criteria for determining whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria consider whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of return for the delivered item. EITF 00-21 will be effective for fiscal periods beginning after June 15, 2003. We do not believe the adoption of EITF 00-21 will have a material impact on our consolidated financial position, results of operations or cash flows.

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

3.             Accounts receivable

              The majority of Teknowledge’s accounts receivable are from commercial and government customers. Credit is extended based on evaluation of the customers’ financial condition and, generally, collateral is not required. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management regularly evaluates the allowance for doubtful accounts. The estimated losses are based on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

4.            Capitalized software development costs

              Teknowledge capitalizes software development costs once technological feasibility is reached and continuing until general availability of the product. During the three months ended September 30, 2003 and 2002, software development costs of $403,012 and $657,660, respectively, were capitalized. During the nine-month ended September 30, 2003 and 2002, software development costs of $1,305,711 and $2,046,328, respectively, were capitalized. Amortization costs were $503,617 for the three months ended September 30, 2003 and $467,764 for the three months ended September 30, 2002. Amortization costs were $1,601,094 for the nine months ended September 30, 2003 and $1,301,317 for the nine months ended September 30, 2002. The Company’s policy is to amortize capitalized software development costs by the greater of (a) the ratio of current gross revenues for a product to anticipated gross revenues for that product, or (b) the straight-line method over the estimated economic life of the product, which is estimated at three years.

5.             Earnings (Loss) Per Share

              Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares of outstanding common stock plus the effect of outstanding potentially dilutive securities during the period. Potentially dilutive securities consist of shares issuable upon the exercise of outstanding common stock options and warrants. All potentially dilutive securities have been excluded from the calculation of the net loss per share for the three-month and nine-month periods ended September 30, 2002, as their inclusion would be anti-dilutive.

              Diluted earnings per share for the three-month and nine-month periods ended September 30, 2003 excludes the effect of out-of-the-money stock options, as their inclusion would be anti-dilutive. The number of out-of-the-money stock options excluded for the three-month period ended September 30, 2003 was 599,078. The number of out-of-the-money stock options excluded for the nine-month period ended September 30, 2003 was 1,051,493.

              A summary of the earnings (loss) per share calculation for the three-month and nine-month periods ended September 30, 2003 and 2002 is as follows (in thousands, except per share amounts).

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Basic earnings (loss) per share:
Net income (loss)	$ 204	$ (382)	$ 488	$ (653)

Weighted average common shares	5,716	5,716	5,716	5,713

Basic earnings (loss) per share	$ 0.04	$ (0.07)	$ 0.09	$ (0.11)

Diluted earnings (loss) per share:
Net income (loss)	$ 204	$ (382)	$ 488	$ (653)

Weighted average common shares	5,716	5,716	5,716	5,713

Potentially dilutive common
shares from stock options	172	–	45	–

Diluted weighted average common
shares	5,888	5,716	5,761	5,713

Diluted earnings (loss) per share	$ 0.03	$ (0.07)	$ 0.08	$ (0.11)

6.            Stock-Based Compensation

              Teknowledge accounts for stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS No. 123, “Accounting for Stock Based Compensation” as amended by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock Based Compensation - Transition and Disclosures, an Amendment of SFAS No. 123.” Under the intrinsic value method, Teknowledge does not recognize any compensation expense, when the exercise price of stock options issued to employees and directors is equal to the fair market value of our common stock at the time the options are granted. Had compensation expense been recognized using the fair value-based method under SFAS No. 123, Teknowledge’s pro forma consolidated earnings (loss) and earnings (loss) per share would have been as follows (in thousands, except per share amounts):

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2003	2002	2003	2002

Net income (loss), as reported	$ 204	$ (382)	$ 488	$ (653)
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for awards
granted, modified or settled	(126)	(106)	(321)	(329)

Pro forma net income (loss)	$ 78	$ (488)	$ 167	$ (982)

Earnings (loss) per share:
Basic - as reported	$ 0.04	$ (0.07)	$ 0.09	$ (0.11)
Basic - pro forma	$ 0.01	$ (0.09)	$ 0.03	$ (0.17)

Diluted - as reported	$ 0.03	$ (0.07)	$ 0.08	$ (0.11)
Diluted - pro forma	$ 0.01	$ (0.09)	$ 0.03	$ (0.17)

7.           Revenue Recognition

              Teknowledge derives revenue from research and development contracts (Contract R&D) with the U.S. Government and from sales of software products and services for financial systems, patent and technology licensing, and applications of security systems to commercial customers.

              (a)  Contract Revenue

              Teknowledge principally uses the percentage-of-completion method of accounting for contract revenues for both government and commercial projects. The percentage-of-completion method is based on total costs incurred to date compared with estimated total costs upon completion of contracts. The Company charges all losses on contracts to operations in the period when the loss is known. For contracts that do not meet the criteria for the percentage-of-completion method, the Company recognizes contract revenue on a milestone achievement basis. Fifteen percent of the fee, which is approximately one percent of the total contract award, is retained and may be billed after the final indirect rates are submitted to the government. The final indirect rates are not submitted to the government until they have been reviewed and approved by the Defense Contract Audit Agency. Revenue on the retained fee is not recognized until billed to the government. As of September 30, 2003, the Company calculated that it had approximately $311,000 of retained fees on its completed contracts to be recognized in future periods. The Company has not received final overhead rate approval from government agencies for costs incurred during the fiscal years 2001 and 2002. Accordingly, the Company has recorded a rate adjustment reserve of $733,000 related to potential audit agency adjustments to the Company’s indirect overhead rates.

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

              Under SOP 97-2, Teknowledge records revenue from licensing of software products to end-users when both parties sign a contractual agreement, the fee is fixed or determinable, collection is reasonably assured and delivery of the product has occurred. PCS amounts are deferred and revenue is recognized ratably over the period of the contracts, which is generally twelve months.

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

8.           Segment Reporting

              Teknowledge provides software products and consulting services for government and commercial customers through five interdependent operating units within two reporting segments. The chief decision maker, the Company’s CEO, views the operating units as an interdependent matrix of technical personnel, management and engineering services, technology and other resources that are shared in the course of business. The Company does not account for or report to the CEO its assets or capital expenditures by operating unit. Functional areas manage operating costs and expenses. Decisions about resource allocation are based on segment specific criteria, including estimated return on investment and utilization of employees. Performance assessment for managers in any operating unit is based primarily on technical performance and overall profitability of the Company. The commercial segment includes Financial Systems, patent and technology licensing, and the commercial business applications of Security Systems. The government segment includes the government-sponsored operations of the following business units: Security Systems, Training Systems, Distributed Systems and Knowledge Systems.

              The Company predicted that at some point commercial revenues would exceed government contract R&D revenues, and this is in fact what happened in Q3, 2003. However, the Company anticipates that during the fiscal year 2004 at least, the segment with the most revenue may fluctuate from quarter to quarter, depending on the specifics of business opportunities, contract wins, market cycles, and intellectual property settlements or rulings.

              Financial information about segments (in thousands):

	Commercial	Government	Total

Three months ended September 30, 2003:

Revenues	$ 1,662	$ 1,379	$ 3,041
Cost of revenue	1,256	825	2,081

Gross profit	$ 406	$ 554	$ 960

Three months ended September 30, 2002:

Revenues	$ 551	$ 2,180	$ 2,731
Cost of revenue	883	1,334	2,217

Gross profit (loss)	$ (332)	$ 846	$ 514

              Revenues from customers in the United States of America represented approximately 92 percent and 94 percent for the three months ended September 30, 2003 and 2002, respectively.

	Commercial	Government	Total

Nine months ended September 30, 2003:

Revenues	$ 2,861	$ 5,922	$ 8,783
Cost of revenue	2,513	3,557	6,070

Gross profit	$ 348	$ 2,365	$ 2,713

Nine months ended September 30, 2002:

Revenues	$ 2,492	$ 6,396	$ 8,888
Cost of revenue	3,150	3,804	6,954

Gross profit (loss)	$ (658)	$ 2,592	$ 1,934

              Revenues from customers in the United States of America represented approximately 92 percent and 96 percent for the nine months ended September 30, 2003 and 2002, respectively.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

Forward Looking Statements

              The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Forward-looking statements made in this report relate to commercial revenue increases and backlog, demand for aggregation software and services, generation of revenue from intellectual property, counter-terrorism applications, market acceptance of the Company’s products and services and the exchange of financial information over the Internet, demand for the Company’s products and services by the government, employees and management, patent and technology licensing, intent to apply for trademark registrations, intent to broaden customer base, plans to develop new products and services, effectiveness of security measures, as well as expected revenue, cash and profitability, ability to realize backlog, availability of equity capital and financing, effects of competition, research and development, consolidation in the financial services industry, government regulation, collections on customer receivables, and effects of recently-issued accounting pronouncements. All forward-looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward-looking statements contained herein as a result of competition, general or financial services market conditions, government agency funding limitations, other factors relating to government contracting, ability to attract and retain technical and management personnel, commercial opportunities, financing, and other factors described in “Certain Factors That May Affect Future Results of Operations and/or Stock Price,” and in other documents we file with the Securities and Exchange Commission. Unless required by law, we do not undertake any obligation to update any forward-looking statements or risk factors.

Overview

              Teknowledge sells software product and service solutions. The Company delivers account aggregation software for the financial services industry, and technologies relevant to anti-terror and defense applications worldwide. The underlying security, training, and distributed knowledge systems technologies developed in contract research and development (“R&D”) are often directly applicable to financial services applications. Teknowledge develops software that facilitates intelligent transactions in the form of flexible, secure, and knowledge-based interactions with customers. Teknowledge software enables organizations to codify their knowledge, use this knowledge to interpret data, and use the resulting interpretations to provide value-added services to end-users.

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

              Teknowledge has four other operating units in complementary technical application areas. Security Systems provides network security solutions that protect the information stored in computer networks and ensure that information is accessible by the right people at the right time. Training Systems encapsulates traditional courseware into reusable electronic media, develops intelligent tutoring systems, and develops software to distribute the resulting courseware solutions on the Internet. Distributed Systems is focused on improving the specification, quality, and control of software and network services. Knowledge Systems is developing scalable solutions for processing knowledge and making semantic (or meaning-based) inferences, as well as numerical calculations about customer-supplied data. Virtually all of Teknowledge’s government and commercial projects involve processing application knowledge and distributing customer solutions over networks. Both commercial and government customers need these capabilities. The Company expects that the U.S response to the ongoing terrorist threat will eventually result in increased demand for security, distributed knowledge systems, and training capabilities at the state and federal levels. Various Homeland Security related programs may take longer than expected to begin, and some proposals and contracting cycles may be extended as a result. However, Teknowledge already has several teams focused on relevant defense and security applications, based on substantial prior project funding and internal R&D.

              Teknowledge’s Financial Systems operating unit delivers TekPortal product and service solutions. TekPortal software gives financial services companies, such as Internet banks, the ability to provide customers with a single web site to manage their financial portfolio of bank, brokerage, credit card, and other accounts. TekPortal permits both information aggregation and transactions between accounts. The Company recently introduced TekPortal OFX for linking an institution’s aggregated data to home computers. The customer provides all of the account and transaction permissions. TekPortal is typically installed at the financial institution, and the financial institution provides its security and privacy policies. Teknowledge has several partners or value-added resellers for TekPortal, including FiServ, NCR, Account One, Matrix, EdgelPK, Vexis, and Financial Fusion Inc. There are currently over 60 financial institutions using TekPortal.

              Teknowledge creates and licenses its intellectual property and has an active patents and technology licensing program. The Company obtained its first software patent in 1986 and currently has nine U.S. software patents. In 2000, Teknowledge decided to make technology and patent licensing an ongoing business activity, with the objective of bringing in multiple revenue streams. Teknowledge anticipates future licensing activity in this area and has embarked on a program of contacting other companies who may be infringing on the Company’s patents to negotiate license arrangements for the continued use of the technology. Occasionally, negotiations are unsuccessful and the Company pursues legal recourse (see Item 3: Legal Proceedings). The Company expects to generate ongoing revenue from its intellectual property; however, there can be no assurance that revenue from patent or technology licensing will be generated on a quarter-to-quarter basis or at all.

              Teknowledge has been in business for over twenty-two years. The Company provides a challenging, collaborative, and customer-driven technical environment for employees. Teknowledge is headquartered in Palo Alto, California, with offices in Chantilly, Virginia, Cleveland, Ohio, and Los Angeles, California. The Company’s stock is traded on the NASDAQ SmallCap Market under the symbol TEKC. Teknowledge was incorporated on July 8, 1981, under the laws of the State of Delaware.

Results of Operations

Three months ended September 30, 2003 and 2002

Revenues

              Revenues for the three months ended September 30, 2003, were $3,041,000, an 11 percent increase from the three months ended September 30, 2002. Revenues from commercial operations were 55 percent of total revenues compared to 20 percent for the comparable period in 2002. Revenue from government contract R&D was 45 percent of total revenue, compared to 80 percent for the comparable period in 2002. Approximately 28% of the third quarter revenue was attributed to a combination TekPortal/OFX sale for one large financial services customer.

              Government contract R&D revenue for the three months ended September 30, 2003 was $1,379,000, a 37 percent decrease in revenue from the comparable quarter in 2002. The decrease in government revenue is attributed to a decline in government backlog from the comparable period. Several of the Company’s government contracts end in 2003 and the Company is actively working to replace them with new contracts.

              Commercial revenues for the three months ended September 30, 2003 were $1,662,000, representing a 202 percent increase in revenues from the comparable quarter in 2002. 51% of the third quarter revenue was attributed to a combination TekPortal/OFX sale for one large financial services customer. In addition, revenues from banks for both TekPortal and non-TekPortal services improved during the quarter. Included in revenues are nonrecurring items for purchased hardware of $333,000 that were unique to this project. In addition, approximately $300,000 of third-party costs were netted against revenue from one commercial customer when the Company acted as agent in the transaction. Commercial revenues from license sales to customers improved to $289,000, well above the comparable quarter results in 2002 of $19,000. Based on a review of the pipeline of new business opportunities and customer maintenance commitments, Teknowledge believes commercial revenues will increase in the fourth quarter over comparable 2002 results. In addition to product sales and service opportunities, the Company is actively pursuing patent and technology licensing agreements with large companies that may be infringing on the Company’s patents.

Costs and Expenses

              Cost of revenues decreased 6 percent to $2,081,000 for the three months ended September 30, 2003, compared to $2,217,000 for the three months ended September 30, 2002. Cost of revenues was 68 percent of total revenues for the three months ended September 30, 2003, compared to 81 percent for the three months ended September 30, 2002. In the third quarter of 2003, the Company spent more on customer hardware and third-party costs related to an upgrade at a customer’s data center, but this was more than offset by lower rent, licenses and consultant expense. The Company also reviewed its accrued employee bonus expenses and reduced the accumulated liability by $163,000 at September 30, 2003. The decrease was attributed primarily to employee attrition and performance adjustments. During the quarter, the Company spent approximately $859,000 on billable subcontractors and in-house labor compared to $968,000 during the comparable quarter in 2002 due to less government contract work. The Company continues to invest in the development of new commercial products. As a result, amortization charges from previously capitalized development costs were a significant cost during the period, accounting for 24 percent of the cost of revenue. Amortization costs for the period were $504,000, a $36,000 increase over the comparable quarter in 2002.

              The improvement in the gross margins is a result of both an increase in overall revenue and a decrease in overall costs over the comparable period in 2002. Gross margins are also affected positively by the relatively higher gross margins from commercial activities. The gross margin percentage improved from 19 percent for the three months ended September 30, 2002 to 32 percent for the three months ended September 30, 2003.

              General and administrative expenses were $543,000 for the three months ended September 30, 2003, compared to $691,000 for the three months ended September 30, 2002. The decrease in general and administrative costs is primarily the result of a decrease in labor and labor related costs from the comparable period excluding bonuses expenses, which increased $20,000. As a result, general and administrative expenses for the three months ended September 30, 2003, were 18 percent of total revenue compared to 25 percent of total revenue for the three months ended September 30, 2002. As revenue increases, the Company anticipates that general and administrative expenses will decline as a percent of total revenue.

              Sales and marketing expenses were $120,000 for the three months ended September 30, 2003, compared to $184,000 for the three months ended September 30, 2002. The decrease in sales and marketing expenses is attributed to a reduction in staff and related services in 2002. Sales and marketing expenses for the three months ended September 30, 2003 were 4 percent of total revenue compared to 7 percent of total revenue for the three months ended September 30, 2002. Sales and marketing expenses are expected to grow in proportion to the growth in commercial revenues in the future.

              Company sponsored internal research and development expenses were $84,000 for the three months ended September 30, 2003, compared to $0 for the three months ended September 30, 2002. The Federal government sponsors much of Teknowledge’s research, and this amount was over $1 million dollars during the quarter ended September 30, 2003 compared $2 million in the comparable quarter in 2002. In addition to the sponsored research, Teknowledge invested $403,000 in the development of TekPortal software that was capitalized. R&D expenses for the three months ended September 30, 2003 and 2002 were 3 percent and 0 percent of total revenue, respectively.

Non-operating Income and Expenses

              Interest income was $500 for the three months ended September 30, 2003, compared to $3,000 for the three months ended September 30, 2002. Other income was $3,000 during the current quarter. Interest expense for the three months ended September 30, 2003 was $13,000 compared to $17,000 for the comparable quarter in 2002. Interest costs declined as a result of the Company paying down the principal on its line of credit.

              The effective tax rate was 0 percent for both the three months ended September 30, 2003 and 2002, respectively. An effective tax rate of 0 percent for the current quarter is the result of the Company having sufficient net operating losses to offset current taxable income and the Company’s tax planning strategy supporting the net deferred income tax asset as recorded at September 30, 2003. Management believes it is more likely than not that the net deferred income tax asset, as recorded, will be realized. Management’s assessment of the realizability of the recorded net deferred income tax asset is based on tax planning strategies that the Company intends to implement in order to avoid the expiration of net operating loss carry forwards.

              The State of California recently issued a moratorium on the use of net operating losses to offset current taxable income. The Company does not believe that the moratorium will result in significant future tax liability as the Company has sufficient tax credits to offset any resulting tax liability.

Nine months ended September 30, 2003 and 2002

Revenues

              Revenues for the nine months ended September 30, 2003, were $8,782,000, a 1 percent decrease from the nine months ended September 30, 2002. Revenues from commercial operations were 33 percent of total revenues compared to 28 percent for the comparable period in 2002. Revenue from government contract R&D was 67 percent of total revenue, compared to 72 percent for the comparable period in 2002. Commercial revenue rose sharply in the third quarter as a result of an increase in demand for TekPortal products and services by both existing and new customers.

              Government contract R&D revenue for the nine months ended September 30, 2003, was $5,922,000, a 7 percent decrease in revenues from the comparable period in 2002. The decrease in government contract R&D revenue is due principally to the completion of several large long-term contracts. Several of the Company’s government contracts are scheduled to end in 2003 and the Company is actively working to replace them with new contracts.

              Commercial revenues for the nine months ended September 30, 2003, were $2,861,000, representing a 15 percent increase from the comparable period in 2002. License sales of commercial products exceeded $521,000 for the nine months ended September 30, 2003, up 26 percent from comparable 2002 figure. Revenue from one customer accounted for 10 percent of revenues for the nine-

month period ending September 30, 2003, the bulk of which was reported in the third quarter. Revenue in the third quarter accounted from 35 percent of year to date revenue.

Costs and Expenses

              Cost of revenues was $6,070,000 for the nine months ended September 30, 2003, compared to $6,954,000 for the nine months ended September 30, 2002. Cost of revenues was 69 percent of total revenues for the nine months ended September 30, 2003, compared to 78 percent for the nine months ended September 30, 2002. The Company spent more on customer hardware and third-party costs related to an upgrade at a customer’s data center, but this was more than offset by lower rent, bonuses, licenses and subcontractor expense. During the nine months ended September 30, 2003, the Company spent approximately $2,918,000 on billable subcontractors and in-house labor compared to approximately $3,211,000 during the comparable period in 2002. The Company continues to invest in the development of new products. As a result, amortization charges from previously capitalized development costs were a significant cost during the nine-month period, accounting for 26 percent of the cost of revenue. As a result, amortization expense for the nine months ended September 30, 2003 increased by approximately $300,000 from the comparable period in 2002 to $1,601,000.

              The improvement in the gross margins is a result of both an increase in overall revenue and a decrease in overall costs over the comparable period in 2002. Gross margins are also affected positively by the relatively higher gross margins from commercial activities. The Gross margin percentage improved from 22 percent for the nine months ended September 30, 2002 to 31 percent for the nine months ended September 30, 2003.

              General and administrative expenses were $1,775,000 for the nine months ended September 30, 2003, compared to $2,076,000 for the nine months ended September 30, 2002. The decrease in general and administrative expenses between comparable periods is attributed largely to a reduction in expenses related to staffing and office rent. General and administrative expenses for the nine months ended September 30, 2003, were 20 percent of total revenue compared to 24 percent of total revenue for the nine months ended September 30, 2002.

              Sales and marketing expenses were $317,000 for the nine months ended September 30, 2003, compared to $457,000 for the nine months ended September 30, 2002. The decrease in sales and marketing expenses between periods is attributed to a decrease in sales and marketing staff and associated services. Sales and marketing expenses for the nine months ended September 30, 2003 were 4 percent of total revenue compared to 5 percent of total revenue for the nine months ended September 30, 2002.

              Research and development expenses were $122,000 for the nine months ended September 30, 2003, compared to $38,000 for the nine months ended September 30, 2002. Much of the Teknowledge’s development work is capitalized and development employees are often diverted to billable work when opportunities arise and the majority of Teknowledge’s government R&D is sponsored by the Federal government. Teknowledge invested $1,306,000 in the development of TekPortal software during the first nine months of 2003 and the government funded $5,922,000 of research. R&D expenses (not including sponsored government R&D or TekPortal development) for the nine months ended September 30, 2003 was 1% of revenue compared to less than 1 percent of total revenue for the nine months ended September 30, 2002.

Non-operating Income and Expenses

              Interest Income was $2,000 for the nine months ended September 30, 2003, compared to $10,000 for the nine months ended September 30, 2002. The interest income decrease is attributed to lower average cash balances and lower interest rates in 2003. Other income from miscellaneous sources was $31,000 compared to $16,000 in 2002. Interest expense for the nine months ended September 30, 2003 was $45,000 compared to $41,000 for the comparable quarter in 2002. The Company’s interest costs are linked to the cost of financing the Company’s line of credit.

              The effective tax rate for the nine months ended September 30, 2003 and 2002 was 0 percent. An effective tax rate of 0 percent for the nine months ended September 30, 2003 is the result of the Company having sufficient net operating losses to offset current taxable income and the Company’s tax planning strategy supporting the net deferred income tax asset as recorded at September 30, 2003. Management believes it is more likely than not that the net deferred income tax asset, as recorded, will be realized. Management’s assessment of the realizability of the recorded net deferred income tax asset is based on tax planning strategies that the Company intends to implement in order to avoid the expiration of net operating loss carry forwards.

The State of California recently issued a moratorium on the use of net operating losses to offset current taxable income. The Company does not believe that the moratorium will result in significant future tax liability as the Company has sufficient tax credits to offset the expected tax liability.

Bookings and Backlog

              At September 30, 2003, the expected order backlog was approximately $6.9 million, which consisted of (i) new orders for which work has not yet begun and (ii) revenue remaining to be recognized on work in progress. Of the September 30, 2003 backlog, 90 percent is from government customers, while 10 percent is from Financial Systems customers. Although Financial Systems has contributed 56 percent of revenue during the current nine-month period, the percentage contribution to backlog is lower than from government customers as Financial Systems contracts are typically less than nine months in duration. Approximately 60 percent of the backlog consists of government-sponsored programs that are awarded but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The Company expects approximately 36 percent of the backlog to be fulfilled during the remainder of the fiscal year.

Liquidity and Capital Resources

              As of September 30, 2003, Teknowledge had approximately $1,309,000 in cash and cash equivalents, an increase of $405,000 or 45% over the comparable quarter in 2002. In 2003, the Company generated net cash of $1,987,000 from its operating activities compared to $1,674,000 in 2002. The Company also invested $1,306,000 in the development of software products compared to $2,046,000 in 2002. So far this year the Company has used net cash of $457,000 to reduce its line of credit compared to $250,000 in 2002. Proceeds from the issuance of common stock related to the exercise of stock options were $1,000 in 2003 compared to $41,000 in 2002.

              Teknowledge’s traditional sources of cash are operations, including intellectual property and patent licensing, credit facilities, and outside investments. The Company is also seeking an equity investment to fund future growth; however, there can be no assurance that the Company will be able to locate and obtain additional financing acceptable to the Company or at all. Based on its current cash position, available credit, and projected cash flows from operations, management believes the Company will have sufficient funds to support operations for the next twelve-month period. In the event Teknowledge does not raise additional capital from increased revenues, equity financing, or intellectual property as expected, or the economy fails to improve as anticipated, the Company may have to reduce costs further, including headcount reductions, which could materially adversely affect development operations or sales activities. If the Company obtains equity financing, it will likely result in a significant dilution of existing stockholders.

              Effective March 28, 2003, Teknowledge signed a credit arrangement with a bank to provide financing through March 27, 2004. Under the arrangement the Company may borrow a maximum of the lesser of $3,000,000 or 80 percent of eligible receivables at an initial rate of 1.5 percent over the Wall Street Journal prime interest rate. The line includes one financial covenant tied to EBITDA (earnings before interest, taxes, depreciation, and amortization) and monthly reporting requirements for accounts payable and accounts receivable. The line also includes quarterly financial statement reporting.

              During the third quarter of 2003 Teknowledge reduced its outstanding balance under the line of credit to $860,000 and intends to continue to pay down the line. The Company’s borrowing capacity fluctuates based on the amount of accounts receivable generated from revenues. At September 30, 2003, the Company was in compliance with its loan covenants with the lender.

              In connection with the new credit facility, the Company issued a warrant exercisable for 13,000 shares of Common Stock of the Company at an exercise price of $3.00 per share. The warrant has a five-year term and will be exercisable on or before March 28, 2008. The Company has no obligation to register the warrant or the shares issuable on exercise or conversion of the warrants.

              Teknowledge has taken steps to reduce expenditures in order to protect cash and minimize outflows. The Company’s balance sheet ratios reflect steady improvement and mirror the Company return to profitability in 2003. Other than the line of credit, the Company has no long-term debt or contingent liabilities and believes it will be successful in its patent licensing program, which historically has been a source of significant cash (over $2,000,000 to date). The Company has also expanded its borrowing capacity with the new line of credit, which is expected to help finance the Company’s anticipated growth in 2003 and beyond.

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

Revenue Recognition and Allowance for Doubtful Accounts

              Revenue on software licenses and services is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, there is a reasonable assurance of collection on the resulting receivable and vendor specific objective evidence exists to allocate the total fee among all delivered and undelivered elements in the arrangement. Teknowledge customarily obtain written purchase authorizations from customers for a specific product at a fixed price and considers delivery to have occurred at the time of shipment. The software is delivered to the customer electronically or on a CD. Revenue is typically recognized on shipment for product software; however, if the software is subject to customer acceptance or contract terms that do not satisfy all of the above-mentioned criteria, revenue is recognized upon customer acceptance or when all revenue recognition criteria have been met. If the Company acts as a principal in a third-party arrangement it may report the pass-through costs separately in its revenue and costs; however, if the Company acts as an agent in the transaction the costs and revenue are offset in the cost of revenues. Occasionally, customer contracts contain refund or warranty clauses that could affect revenue recognition. Teknowledge evaluates these clauses carefully; however, the Company has not experienced a refund or warranty recall and the likelihood of such an event is not predictable nor is it judged material at this time. Revenue from software consulting services is generally recognized on a time and materials basis; however, depending on the terms of the contract, the service element may be recognized on a milestone achievement or a percentage-of-completion basis. Revenue recognized under the percentage-of-completion basis requires the use of project cost estimates. Project cost estimates are revised periodically and changes affecting the amount of revenue recognized are recorded when they become known. Revenue from research and development contracts is generally recognized over applicable contractual periods as specified by each contract and as costs related to the contracts are incurred.

              Teknowledge provides an allowance for doubtful accounts based on historical payment experience for its nongovernmental customers, age of unpaid amounts, and a review of significant past due accounts. Estimates of uncollectable amounts are revised each period and changes are recorded when they become known. The Company generally does not provide an allowance for receivables from government customers because the Company has historically experienced virtually no collection issues.

Accounting for Income Taxes

              Teknowledge records a valuation allowance to reduce its net deferred tax assets to the amount that it believes is more likely than not to be realized. The Company considers reversing taxable temporary differences, tax planning strategies and expected future taxable income in assessing the need for the valuation allowance. The Company evaluates the adequacy of the valuation allowance on at least an annual basis. The Company believes sufficient uncertainty exists regarding the realizability of its net deferred income tax assets, because the net operating loss and tax credit carry forwards may expire before they can be utilized, and accordingly, a valuation allowance has been established to reduce the asset to the amount we estimate will be realized. The realization of the net deferred income tax asset is also dependent on generating sufficient taxable income in future years. Management believes it is more likely than not that the net deferred income tax asset, as recorded, will be realized. Management’s assessment of the realizability of the recorded net deferred income tax asset is based on tax planning strategies that the Company intends to implement in order to avoid the expiration of net operating loss carry forwards, $10,000,000 of which expire in 2003. The typical tax strategy includes tax-planning efforts that the Company ordinarily might not take in the regular course of business, such as the sale of property, technology, or other assets that have significant economic value. The Company believes that its IP portfolio contains significant economic value, and the sale of one or more of its patents could generate significant taxable income. In prior years, the Company was successful on two previous infringement cases over a single patent and received combined gross settlement amounts in excess of $2,000,000.

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

              During 2002, Teknowledge completed work on V2.1 of TekPortal. Many of the functionalities added to V2.1 were extensions of work performed in earlier versions 1.0 and 1.1 in 2000, and 2.0 in 2002. V3.0 was completed in September 2003 and work has begun on V3.1 in October. The earlier versions have been fully operational at several Internet bank sites. The software developed in V2.1 extended the capabilities of TekPortal to include large bank service bureaus and the smaller banks that they service. Capitalized costs include direct and indirect labor costs and applicable overhead, but exclude general and administrative costs. As of September 30, 2003, the unamortized book value of capitalized software development costs was approximately $4,500,000. The Company’s policy is to amortize capitalized software development costs by the greater of (a) the ratio of current gross revenues for a product to the anticipated gross revenues for that product, or (b) the straight-line method over the estimated economic life of the product, which is estimated at three years. Capitalized costs are reviewed and evaluated periodically to determine the recoverability of capitalized software development costs. Should the Company determine that all or part of its capitalized software development costs are not recoverable, an adjustment to the capitalized software costs would be charged to income in the period such determination is made.

Government Indirect Rate Reserves

              Teknowledge’s revenues, costs, and earnings on government contracts are determined based on estimated overhead “indirect” rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs may vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made on a cumulative basis whereby the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal Government. As a result of these audits the Company may be exposed to cost adjustments, which are applied on a retroactive basis to the government contracts completed in those years. These adjustments can have a negative or positive effect on operating performance. In order to address the possible exposure to rate adjustments on prior years, Teknowledge established a rate adjustment reserve for such contingencies that is reviewed and adjusted at least annually. The cumulative rate reserve for the years not yet audited by the Federal Government, consisting of 2001-2003 is approximately $733,000 as of September 30, 2003.

Certain Factors That May Affect Future Results of Operations and/or Stock Price

Current cash flow may be insufficient to support current and future operations

              As of September 30, 2003, Teknowledge had approximately $1,309,000 in cash and cash equivalents, an increase of $405,000 over the comparable quarter in 2002. In 2003, the Company generated net cash of $1,987,000 from its operating activities compared to $1,674,000 in 2002. The Company also invested $1,306,000 in the development of software products compared to $2,046,000 in 2002. So far this year the Company has used net cash of $457,000 to reduce its debt balance compared to $250,000 in 2002. During the quarter ended September 30, 2003, the Company paid down its debt by $77,000. If revenues do not increase as anticipated, or the Company does not obtain additional cash, its ability to support its current and future operations will be adversely affected.

              Teknowledge is actively pursuing patent and technology licenses as well as outside equity investment to fund growth and to provide operating working capital. However, there can be no assurances that the Company will be able to obtain additional capital on acceptable terms, or at all, or that the Company will generate significant revenue from licensing its patents and technology. If the Company cannot raise funds on acceptable terms, the Company may not be able to continue to support its existing operations or to develop new products and services, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. The Company may be required to eliminate costs by further reducing headcount, which could result in less sales or development activities and adversely impact operations. In the event the Company raises capital by issuing equity securities from authorized shares, such financing will decrease the percentage equity ownership of existing stockholders, and depending on the price at which the equity securities are sold, may result in significant economic dilution. The Board of Directors is also authorized under the Company’s Certificate of Incorporation to issue preferred stock with preferences and privileges senior to those of the common stockholders without common stockholder approval though subject to applicable NASDAQ stockholder approval rules. If the Company issues preferred stock in a financing, the rights of existing stockholders could be adversely impacted.

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

              The demand for account aggregation software will depend upon broad acceptance of new methods of accessing financial information over the Internet. The economy and resulting uncertainty in 2002 has carried over into 2003 resulting in the deferral of purchasing decisions by some financial institutions for aggregation products like TekPortal, and there can be no assurance that these conditions will improve or that demand will return to previous levels. TekPortal is already in use by more than 60 bank customers. However, the continuing demand for specific products developed by the Company cannot be determined, nor can the viability of these products be determined at this time. As the market continues to change, there can be no assurance that the Company will be able to recruit or retain the technical staff to develop and bring products to market, that these products will gain market acceptance, or generate significant revenue or profits. If TekPortal or Teknowledge’s other products and services markets develop more slowly than expected, become saturated with competitors, or if the Company’s products do not achieve market acceptance, the Company’s business, financial condition, and results of operations may be materially and adversely affected.

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

Service revenue from government-sponsored contract R&D

              Until recently, the majority of Teknowledge’s service revenue was derived from government-sponsored contract research and development projects, and the Company has historically been profitable in that business. However, dependence on R&D contracts can be risky because the contracts are subject to administrative, legislative, and political interruptions, which may jeopardize the flow of funds. There can be no assurance that the government will continue to seek services at the current level in the future. Although the Company expected an increase in proposals related to homeland security in 2002, the level of requests for proposals was lower than expected. There can be no assurance there will be an increase in contract proposals in 2003. The Company faced increased competition for government projects in 2002 and this may continue until the general economy improves. Another uncertainty is that the Company’s revenues, costs, and earnings on government contracts are determined based on estimated overhead rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs may vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made on a cumulative basis whereby the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal Government. As a result of these audits, the Company may be exposed to cost adjustments, which are applied on a retroactive basis to the government contracts completed in those years. These adjustments can have a negative or positive effect on the business. In order to address the possible exposure from prior years, the Company has established a rate adjustment reserve for such contingencies, and the amount of the rate adjustment reserve is reviewed and adjusted at least annually.

              The typical cost-type government contract the Company performs has a regulated fixed-fee, which limits the Company from improving profit margins on these contracts. In addition, Federal Acquisition Regulations exclude from reimbursement “unallowable” expenses, which the Company considers a regular part of the business, such as advertising expense. In addition, almost all the Company’s government contracts contain termination clauses, which permit contract termination if the Company defaults or at the contracting party’s discretion.

Teknowledge’s success depends on retaining sufficient technical staff and attracting additional technical staff

              The Company recognizes that the loss of one or more key management and technical personnel, who are employed on an at-will basis, could adversely affect aspects of the Company’s business. The

Company relies on its executives and business unit managers for the acquisition and negotiation of new business, the management of services contracts and product development, and the management of ongoing operations. A proportion of the technical support base for operations is provided by outside consultants, and it is anticipated that this trend will continue in the future. The Company spent approximately $307,000 on mostly billable subcontractors during the three months ended September 30, 2003 compared to $350,000 in 2002. The use of outside consultants allows the Company to expand or constrict its operations quickly both inside and outside the U.S.

Item 3.  Controls And Procedures

              Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended, as of the end of the period covered by this report (the “Evaluation Date”). Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, to their knowledge and belief, our disclosure controls and procedures were effective.

              There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or to our knowledge in other factors that could significantly affect these controls subsequent to the Evaluation Date.

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

              The Attorneys subsequently filed a Complaint on July 16, 2003 in the United States District Court for the District of Northern California, Teknowledge Corporation v. Yahoo! Inc., Microsoft Corporation, and AOL Time Warner, Inc.. The Complaint stated a claim for patent infringement of the ’175 patent and named Yahoo! Inc., Microsoft Corporation and AOL Timer Warner, Inc. as defendants. The claims asserted in this complaint concern the alert and notification features of the ’175 patent, which can be utilized to deliver alerts to users concerning changes to data items of interest on a web pages or availability of software updates.

              Because of the nature of the Fee Agreement, the Company does not believe that the outcome of this legal matter will have a material adverse effect on the Company’s consolidated results of operations or consolidated financial position.

              Teknowledge is appealing in the Court of Federal Claims the government’s collection of a one-time manufacturing-related license fee that the National Institute of Standards and Technology (“NIST”) paid prior to 1996. In 2002, Teknowledge recorded a charge of $297,167, or $0.05 per share, against earnings, net of a $50,000 reserve recorded in 2001. At issue was the fair market value of a consortium license for proprietary enterprise architecture for manufacturing. Teknowledge maintains that the license fee was established by the negotiation between it and the representatives of a NIST consortium. The government’s position was not based on the technical quality of the architecture, but rather on the notion that because this was a one-time sale, there was no preestablished market price, and thus the price should be zero. In the mean time, Teknowledge’s relationship with NIST and other government customers remains on good terms. If the appeal is successful, the Company will be able to record the net amount of the recovery as earnings. As is typical with legal matters, there can be no assurance that the appeal via litigation in the Court of Federal Claims will result in the predicted outcome either on these terms or at all.

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

Item 4.  Submission of Matters to a Vote of Security Holders

          The Annual meeting of stockholders was held on August 19, 2003

              A proposal to elect two Class II Directors to serve for a three-year term was approved by stockholders. The proposal received the following votes:

	For	Withheld
Gen. Robert T. Marsh (Ret.)	4,690,949	213,325
Ivan L. Lustig	4,701,619	202,655

The following directors continue:

Dr. Larry E. Druffel
Neil Jacobstein
Benedict O’Mahoney
James C. Workman

              Proposal No. 2 to ratify the selection of Grant Thornton LLP as independent accountants for the fiscal year ending December 31, 2003 was approved by the stockholders. This proposal received the following votes:

For	Against	Abstain
4,893,502	4,055	6,717

Item 6.  Exhibits and Reports on Form 8-K

(a)        Exhibits

              Set forth below is a list of all exhibits filed herewith or incorporated by reference as part of this Quarterly Report on Form 10-QSB.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to rule 13a-14(a) Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2003

31.2	Certification of Principal Financial Officer pursuant to rule 13a-14(a) Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2003

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, dated November 14, 2003

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the
Sarbanes-Oxley Act of 2002, dated November 14, 2003

(b)         Reports on Form 8–K

              (1)               Current Report on Form 8-K, dated August 15, 2003, related to the Company’s report of second quarter 2003 results.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 14, 2003	Teknowledge Corporation
(Registrant)

By:	/s/ Neil A. Jacobstein
Neil Jacobstein
Chairman of the Board of Directors,
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on November 14, 2003.

/s/ Neil A. Jacobstein	Chairman of the Board of Directors	November 14, 2003
Neil A. Jacobstein	and Chief Executive Officer and President
(Principal Executive Officer)

/s/ Dennis A. Bugbee	Vice President Finance,	November 14, 2003
Dennis A. Bugbee	Chief Financial Officer
(Principal Financial and Accounting Officer)