Form 10KSB
period 2003-12-31
TEKNOWLEDGE CORP
filed 2004-03-30
CIK 716214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

            [X]         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                       For the fiscal year ended December 31, 2003

            [   ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                     For the transition period from ____________ to ____________

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $11,408,000

The aggregate market value of Common Stock, $.01 par value per share, held by non-affiliates of the registrant was $16,647,000 on March 4, 2004 (based on the average bid and ask price per share of Common Stock on that date as reported by the Nasdaq SmallCap Market). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 4, 2004, there were 5,735,754 shares of Common Stock, $.01 par value per share, of the registrant outstanding.

Documents Incorporated by Reference
Proxy Statement for the 2004 Annual Meeting of Stockholders Part III
Teknowledge®, TekPortal® and Sales Associate™ are trademarks of Teknowledge Corporation. All other brand names, product names, trademarks and registered trademarks are the property of their respective holders.

Website Access to Reports.

        The Company’s website address is http://www.teknowledge.com. The Company’s filings with the Securities and Exchange Commission, including its Annual Reports on From 10-KSB, its Quarterly Reports on Form 10-QSB and its Current Reports on Form 8-K, including amendments thereto, are made available as soon as reasonably practicable after such material is electronically filed with the SEC. These filings can be accessed free of charge at the SEC’s website at http://www.sec.gov, or by following the “SEC Reports” link provided in the “Investor Relations” section of the Company’s website.

PART I

Item 1. Description of Business

                Teknowledge Corporation provides advanced software and services to transform data into customer value. Teknowledge is a leading provider of financial account aggregation software worldwide, and a US government prime contractor for Research and Development (“R&D”) in Internet security, web-based training, distributed systems and knowledge processing. Founded in 1981, Teknowledge has developed a valuable intellectual property portfolio, including nine software patents.

                The Company operates five operating units within two reporting segments, commercial and government. The commercial segment includes Financial Solutions (formerly Financial Systems), patent and technology licensing, and the commercial business applications of Security Systems. The government segment includes the following business units: Security Systems, Training Systems, Distributed Systems and Knowledge Systems.

                Financial Solutions is focused on Teknowledge’s TekPortal Enterprise Application Platform, which provides customer account aggregation for the financial services industry. Teknowledge introduced TekPortal OFX in 2003 to provide systematic linkage between TekPortal aggregated data and bank customers’ use of Intuit’s Quicken™ and Microsoft’s Money products. The financial aggregation focus is strengthened by Teknowledge’s knowledge processing capabilities, network security, web-based training, and distributed systems solutions. Teknowledge is a Value Added Reseller (“VAR”) for 3rd party software components, as well as application solutions from Financial Fusion and Fincentric. In addition, Teknowledge is a Microsoft Certified Partner.

                Teknowledge has four operating units that do contract research and development in complementary technical application areas. Security Systems provides network security solutions, including intrusion detection systems for identifying and responding to attacks on information infrastructure. Training Systems is developing intelligent tutoring software and a server system to distribute the resulting courseware solutions on the Internet. Distributed Systems is focused primarily on software wrappers that can provide secure and selective access to distributed information services. Knowledge Systems is developing solutions for processing knowledge and making computer-based inferences about customer-supplied data. All of the Company’s contract R&D services have been performed in these operating units. These units focus primarily on funded government research, although each has done some development for the Company’s commercial operations.

                Many of Teknowledge’s customers plan to deliver knowledge-based transactions, supported by security, training, or distributed application performance solutions. Teknowledge supports its cutting-edge research and development capabilities in these areas by winning national competitions sponsored by the Defense Advanced Research Projects Agency (“DARPA”), Small Business Innovation Research (“SBIR”) Programs, and contracts from other government agencies. The contracts awarded provide Teknowledge with a very deep source of technology for its own focused product development, patents, and licensing. Teknowledge has an extensive intellectual property program for a company its size, with nine U.S. software patents available for license. In 2002, Teknowledge engaged a boutique patent firm on a contingency basis and began asserting its intellectual property rights on caching technology against Cable & Wireless, Inktomi, and Akamai. In 2003, Teknowledge added lawsuits against Microsoft, Yahoo, and AOL Time Warner, related to the alerts claims in its Hotbox® patent.

                Teknowledge’s direct revenue mix from operations for the year ended December 31, 2003, was approximately 36% commercial and 64% government compared to 26% commercial and 74% government in 2002. Year-to-year revenues from commercial operations improved 50% over 2002 compared to an 11% decline in the government business. As the economy improves, demand for commercial products is expected to fuel future growth. Sales of Financial Solutions products provided 100% of commercial revenues in 2003 and 95% in 2002. In 2002, the remaining 5% of commercial revenue came for firewall software support services.

                Security has become a primary national priority since the September 11th attacks, and the U.S. has begun to transform its security and defense infrastructure from the ground up. The Company recently won a government contract for security related work in December 2003, which is an indication that opportunities for new security contracts may be improving. Although the increase in government contract opportunities has been nominal since September 11th, the Company believes that it will see increasing opportunities for contracts in 2004. Teknowledge has profound computer security experience and over two decades of service to the Department of Defense. The Company is continually proposing and delivering on new requests for defense and intelligence capabilities. Management believes that this work will serve the country, help grow the revenues of the Security Systems unit, and provide significant new computer security software and data mining technology that can be utilized commercially, particularly in the financial arena.

                Teknowledge was incorporated on July 8, 1981, under the laws of the State of Delaware. The Company’s principal executive and technical offices are located at 1800 Embarcadero Road, Palo Alto, California 94303. In addition, Teknowledge has technical operations offices located in: Chantilly, Virginia; Marina Del Rey, California; and Cleveland, Ohio. The availability of distributed talent pools, real estate price differentials, and improved communications infrastructure make utilizing multiple locations a viable solution for the Company. Teknowledge’s business is currently concentrated in the United States, although since 2002 it has entered into agreements with a number of resellers to provide TekPortal solutions internationally principally in Japan, Bermuda, and Puerto Rico.

Overview

                Teknowledge was founded more than 22 years ago as a software technology company with the vision of codifying and distributing knowledge via computers. Approximately 64% of revenue in 2003 was primarily from cost plus fee-type government-sponsored contract research and development. The remaining 36% was from commercial customers, including Financial Solutions account aggregation and security. The Company provided research and development primarily to DARPA in the following functional areas: Security Systems, Training Systems, Distributed Systems, and Knowledge Systems, which are separately managed in four operating units.

                In terms of our financial position at the end of 2003, the Company had four times the market capitalization than it had at the end of 2002. No doubt some of this increase could be attributed to a run-up in the market overall. However, we believe that some of it is also due to new investors in the stock who believe in the resilience of our combined financial and government oriented business model. Compared to 2002, we ended 2003 with a little less cash in the bank, but also considerably less debt than a year ago. We indicated that the Company would raise additional capital if it could do so on good terms, and we have indeed talked to numerous interested parties during 2003. So far, based on the Company’s current valuation, and what we believe are strong long-term prospects for our products and patents, we have not agreed to any primarily equity-based financing deals. But that could change later in 2004.

                Teknowledge has been working for over two decades in software technology areas related to national security. Many of Teknowledge’s current DARPA, Army, Navy, Air Force, Marines, and other R&D contracts are directly relevant to counterterrorism. These projects include intrusion detection systems, secure software wrappers, and counter terror knowledge system components. The Company’s relationships with the relevant government agencies are well established. The transformation of the armed forces for counter terror operations and the recent creation of the Department of Homeland Security emphasize the importance the government is placing on all aspects of security, whether it is physical or cyber. New and advanced R&D programs have been defined by the relevant agencies, and many of those programs may result in additional funded projects later in 2004 or 2005. Management believes that Teknowledge is well positioned to receive additional government funds for pursuing cyber security and knowledge fusion solutions. The Company expects some of the solutions developed here to translate to the commercial security and the financial applications arena.

                Teknowledge’s Financial Solutions unit is a commercial financial software products and services supplier, with a strong R&D base. The Financial Solutions unit focuses on account aggregation applications for the financial services industry. This unit produces TekPortal, the No. 1 selling on-premise account aggregation software worldwide. TekPortal provides a secure data warehouse of consolidated customer information acquired from multiple financial institutions. TekPortal enables financial institutions like retail banks, brokerage firms, and fund managers to collate and analyze information about their online consumers on an opt-in basis. The TekPortal eFinance suite of products provides financial service providers (“FSPs”) with account aggregation, consumer initiated ACH Transfers, and OFX support for Quicken, QuickBooks, and Money. This suite of products allows the FSPs to increase revenue through fee offerings like ACH Transfers and OFX support, and facilitates customer and asset acquisition through account aggregation and the associated Customer Relationship Management (“CRM”) tools. The TekPortal eFinance suite is all about increasing earnings for the FSP. TekPortal provides an on-premise software license solution that allows the financial institution, as the trusted provider, to warehouse and manage access to the customer’s financial portfolio information. The financial institution is well positioned to use the aggregated balance and transaction information, with the customer’s permission, to sell relevant products and services more effectively to its customers.

                The next generation of financial services applications will place an increasingly competitive premium on an organization’s ability to process and apply its customer information securely and effectively. Account aggregation products like TekPortal provide relevant information about the financial transactions of customers. Teknowledge has strong competitive advantages in helping both financial institutions and their customers make sense of this information and process it securely.

                Knowledge systems are software programs that enable combinations of people and computers to capture, refine, distribute, and apply knowledge to solve business application problems. Teknowledge’s most advanced knowledge system component is a large ontology, or body of operationally defined English language terms. This ontology is part of a larger set of projects sponsored by the government to provide software with semantics, or an understanding of the meaning of words. This semantic capability will eventually be used as infrastructure for the next generation of software products and the World Wide Web – often referred to as the Semantic Web. This has become a hot area of research and development, and in some areas, such as search, a hot commercial applications area. Teknowledge has several R&D contracts that are relevant to the development of the Semantic Web, including two contracts from the DARPA Agent Markup Language program. The Company has a great deal of expertise in developing systems that integrate conventional software with advanced knowledge processing methods in high-value application solutions. These solutions are developed with software products and services that support integration, processing, and systematic utilization of an organization’s key knowledge assets. In order to stay competitive in the global market, nimble organizations will be encoding their knowledge assets in knowledge system applications and distributing this knowledge globally in the form of services available via the Internet, seven days a week, 24 hours a day. When the knowledge in this “information food chain” is specialized for financial applications and combined with specific customer information, it can provide new and substantial sources of value.

                Each of Teknowledge’s operating units utilizes internally developed and third party software components in its application solutions. Utilizing third party components in an application solution allows for faster and more robust development. For example, TekPortal can be sold with specialized interfaces, and databases from companies such as Oracle or Microsoft, a security firewall or an encryption device. This strategy allows Teknowledge to provide innovative components in the context of delivering basic value to the customer with leading commercial products. The Company delivers to the customer a faster and more robust solution, and Teknowledge typically receives a VAR license fee on each third party commercial product delivered.

Operating Units

                Teknowledge has distributed operations with its headquarters located in Palo Alto, California and offices in Marina Del Rey, California; Chantilly, Virginia; and Cleveland, Ohio. The Company runs five operating units within two reporting segments, commercial and government. The commercial segment includes Financial Solutions, patent and technology licensing, and the commercial business applications of Security Systems. The government segment includes the government-sponsored operations of the following operating units: Security Systems, Training Systems, Distributed Systems, and Knowledge Systems. The operating units are interdependent in terms of infrastructure, talent, technology, and management incentives.

                Financial Solutions. Teknowledge has over 70 financial institution customers. The TekPortal Enterprise Application Suite of software enables institutions to seamlessly integrate into their own web site a consolidated view of the customer’s financial portfolio. The product integrates into existing Internet banking applications and enables banks to offer their customers a consolidated and personalized view of their financial portfolio. TekPortal acts as an authorized agent of the customer to access and consolidate account balance and transaction information from various institutions including banks, credit unions, brokerages, credit card companies, billing companies, and frequent travel reward sites. TekPortal provides an account aggregation solution that places the power of portfolio management into the hands of financial institution customers. TekPortal also offers an ACH transfer services to enable bank customers to initiate account-to-account funds transfer between multiple institutions. Teknowledge also sells a TekPortal OFX software module to enable bank customers to download their aggregated data into Intuit’s Quicken™ and Microsoft’s Money client software on their desktops. Customers can set up sweeps to move funds automatically, and proactive notification services to alert them when specific events occur on an account in their portfolio.

                The financial services industry is currently undergoing a transformation under the Gramm-Leach-Bliley Act. This legislation permits banks to offer a more complete set of banking, brokerage, and insurance services. Banks and other financial institutions can use TekPortal’s on-site data warehouse to effectively mine their customers’ financial portfolio information and offer their own competitive products or services. Teknowledge believes that financial institution customers will be attracted by the convenience of one-stop shopping for managing their financial portfolio and acquiring new products and services. Some of Teknowledge’s customers provide TekPortal account aggregation as an application service provider (“ASP”) solution. TekPortal is positioned well to provide financial institutions with an on-premise or ASP capability to retain customers at their web site and then use that opportunity to sell new products and services.

                TekPortal was designed with security and privacy in mind. The financial institution owns and manages the on-premise solution. All data and operations reside within the institution’s data center, giving the financial institution control of all security privacy procedures and policies that are not set by users. This can increase customer confidence that their financial information is protected appropriately.

                TekPortal enables banks and other financial institutions to offer customers the capability to:

+ Aggregate accounts to collect account balance and transaction history information;
+         Set alert notifications of triggered events on aggregated accounts;
+         Enable “third party views” to grant others the right to co-manage an individual’s financial portfolio;
+         Categorize assets and liabilities, track net worth, and view portfolio reports;
+         Transfer funds between accounts; and
+ Download aggregated data into client desktop software such as Intuit’s Quicken and Microsoft’s Money products.

                Teknowledge’s Financial Solutions operating unit provides assessments of financial institutions’ needs for TekPortal and additional software solutions. This may provide pull-through opportunities for selling Teknowledge’s security, training, distributed systems, or knowledge systems solutions.

                Security Systems. The need for information security on computer networks and desktops has created tremendous demand in both government and industry. Keeping Internet sites, desktops, laptops, and transactions secure from hackers and thieves are critical to effective military and financial institution operations. Security systems go beyond simply protecting information. It is relatively easy to protect information if it is fully isolated, and does not need to be readily accessible via networks. However, both military and financial information needs to be accessible by people globally, seven days a week, 24 hours a day. This requirement shifts the focus from information protection to assured information access to the appropriate customers. Techniques for accomplishing systems security, such as authentication, encryption, and firewall protection are constantly evolving. Teknowledge is the prime contractor on a number of DARPA and other government sponsored projects focused on advanced techniques of Internet or cyber security, including an associate system for web site intrusion detection and response. There are many VAR commercial opportunities for Teknowledge to pull-through and realize fees on technology that Teknowledge licenses from third parties. There is also an opportunity for product license and services sales to 3rd parties for their commercial security systems applications.

                Training Systems. Most corporate and government training today occurs either in traditional classrooms, or over the web using the equivalent of “electrified” books and classroom materials. However, the Internet and the World Wide Web have created an opportunity to distribute formerly isolated and more sophisticated computer-aided instruction that ran on desktop systems. Not only have the techniques of computer-aided instruction improved dramatically in recent years, but also the means to distribute them have undergone a veritable revolution. Now it is possible to provide individualized distance learning that models what the learner knows, through an application delivered inside a standard web browser. There are major opportunities to deliver in-house corporate training over intranets, K-12 instruction over the Internet, and just-in-time adult training on the job or in the home. Teknowledge has been involved in education and training since 1981, and in 1998 it created a business unit devoted entirely to this growing opportunity. Teknowledge served as the Cluster Leader for the U.S.‘s largest multi-institution project on Intelligent Tutors and Associates between 1995 and 1998. The DARPA Computer Assisted Education and Training Initiative sponsored Teknowledge’s prototype work on associate systems. Teknowledge has played an important role in the government-sponsored Advanced Distance Learning Initiative, which is advancing distance-learning technology to provide cost effective and industrial strength courseware over the Internet. Teknowledge developed prototype Courseware Factory™ components for converting podium-based traditional courses for delivery over the World Wide Web. This work was sponsored by the National Institute of Standards and Technology (“NIST”). From 2000 to 2002, Teknowledge won several Small Business Innovation Research grants to provide advanced computer-based tutoring systems over the web. The work performed with these grants led to expanded “Phase II” grants during 2003. The key to unlocking the large potential education and training market is the persistent development of increasing capabilities and cost effective solutions until the ease of use, outcome statistics, and the return on investment are so compelling that they drive innovation and adoption. This requires additional research and development, but the application potential is significant and the barriers are being overcome systematically.

                Distributed Systems. Chief Technology Officer and Distributed Systems Program Manager Dr. Robert Balzer and his team are working on a variety of advanced contract R&D projects, which are mostly sponsored by DARPA. Operations that are widely distributed require extensive object-oriented systems infrastructure and the ability to extract reliable performance from distributed resources. Currently, the World Wide Web provides little of this systems infrastructure, but instead relies on the distribution of linked web pages or multimedia documents. In the future, complex webs of software objects, multimedia content, and knowledge will have to be distributed systematically, updated dynamically, and monitored for rogue behavior (e.g. viruses or worms). This requires the ability to provide reliable monitoring of software behavior, and the security of operations. Distribution of knowledge by intelligent “push” and “pull” techniques has already become a critical technology for providing personalized briefings and reports. This business unit focuses on providing new systems infrastructure to address these needs. Distributed Systems was a prime contractor on the now completed DARPA-sponsored QUITE project, where the objective was to integrate innovative solutions to the problem of optimizing the quality of service of distributed resources on a network. Teknowledge’s projects often involve software wrappers and models for uniform access to heterogeneous software, associate systems to provide distributed and personalized briefings, and a system for implementing and controlling software components. The technology resulting from these projects has promising applications in commercial security, search engines, extensions to popular desktop software, and personalized financial briefings. One recent outcome of this research is an operational prototype security system called “Lockdown™," which wraps all components and processes on Windows™ computers, such as email and browsers, and monitors the system for any rogue behavior. This system has been tested extensively by outside “red teams”, and it has been effective in protecting Windows machines from virus and worm attacks, particularly on computer systems with standard configurations.

                Knowledge Systems. Decision-makers have noticed that using satellite and World Wide Web information systems is like “standing in front of an information fire hose.” It is hard to take a sip without getting more information than is useful or necessary. Teknowledge’s Knowledge Systems operating unit focuses on providing knowledge-based tools, applications, and ontologies (knowledge structures) that allow computers to aid humans in interpreting the fire hose of data. Teknowledge is advancing techniques for creating large knowledge systems that can apply knowledge about how to utilize the information in a database or an incoming stream of information. These knowledge systems are much larger and more useful now than they have ever been. The power gained from applying knowledge-based technology is much greater than in the past. Teknowledge’s Knowledge Systems unit is leading an Army sponsored effort to create a Standard Upper Ontology. This method of defining concepts formally and systematically is an important step in developing computer software that understands the meaning or semantics of the tasks it performs, rather than just processing numbers or words blindly, without reference to their meaning. Specialized techniques for creating and applying knowledge have matured. There is high potential payoff from combining several elements from this research into useful application systems. For example, complex problem solving requires the ability to access and synthesize data from multiple sources quickly and effectively. Several of the Company’s Knowledge Systems projects have an objective to develop a dynamic assessment of an evolving opportunity, problem, or competitive position. This infrastructure could eventually serve as a basis for pragmatic, web-based problem solving and sophisticated analysis of the information in financial applications such as TekPortal.

                The Knowledge Systems unit is also collaborating with Teknowledge’s Training Systems unit to develop software that can be used to delegate knowledge-intensive tasks to computer software “associate systems.” These associate systems may integrate several special-purpose software agents to accomplish routine tasks in a simple way. They may also accelerate knowledge gathering, refinement, dissemination, and utilization in the form of individualized briefings or tutorials. Teknowledge’s strategic plans include specializing associate systems software that amplifies human productivity with the ability to apply financial knowledge effectively. Teknowledge has built six prototype associate systems, including Sales Associate™. The Sales Associate objective is to provide unassisted sales on a web site. It can incorporate rules of selling and utilizes specific product knowledge to emulate the best practices of the most productive sales person in a firm. It goes beyond the typical browsing interaction on the World Wide Web by engaging the customer in an interactive dialog about products. The Sales Associate creates a unique profile of every customer and tailors the sales presentation to each prospect. It remembers a customer’s profile and preferences, and applies all available information towards the next sale. The Sales Associate can incorporate both generic and domain–specific “rules of selling” to guide the sales process. It matches a customer profile with the products in a product knowledge base. It can deliver up–to–the–minute information on product features and availability, as well as news of special discounts and other promotions. This knowledge–based technology has an open architecture designed for delivery with other commercial components such as web servers, databases, tutors and other web site components. Potential customers were challenged by the need to codify and specialize the early Sales Associate’s domain knowledge. In response, Teknowledge has continued to simplify, specialize, and incorporate some of these capabilities into TekPortal’s TekMarketer features. TekMarketer™ is a module for planning and executing a financial institution’s marketing and cross-selling campaigns based on information in its aggregated database. The working configurations of this system will depend on specific customer needs over time. The training and performance support capabilities of associate systems may also be embedded in other value-added modules in the future. Teknowledge sees this as a significant opportunity that will evolve as the Semantic Web capabilities emerge from R&D into many practical applications. However, there are uncertainties and risks associated with the introduction of any complex software module (see Part II, Item 6).

Sales and Marketing

                Teknowledge’s employees, including the five operating unit managers, two full time Financial Solutions sales professionals, and the CEO, market and sell Teknowledge’s services and software. Each operating unit offers consulting services to help prospective customers define their problems and projects. Prospective customers may fund consulting assignments to evaluate current corporate capabilities and recommend next steps, including application work. However, government proposal work conducted in response to a Broad Area Announcement or Request for Proposal is typically not funded by the customer.

                In 2003, Teknowledge continued its commercial sales and marketing efforts both domestically and internationally in order to increase license and services revenues, and broaden market acceptance of TekPortal by increasing access to an expanded base of commercial customers. NCR and Financial Fusion are VARs for TekPortal. Fincentric (formerly ProLogic) has an agreement with Teknowledge to OEM (private label) TekPortal. Teknowledge has many international partners, making TekPortal the best selling on-premise aggregation software sold worldwide. In addition, Teknowledge is actively seeking additional companies to serve as VARs for TekPortal and where possible includes other application solutions of the Company.

Backlog

                At December 31, 2003, the expected order backlog was approximately $7.9 million, which consisted of (i) new orders for which work has not yet begun and (ii) revenue remaining to be recognized on work in progress. Most of the commercial backlog is for short installation and on-demand customization projects, so there is little opportunity for long-term backlog development. 89% of the December 31, 2003 backlog is from government customers. Approximately 65% of the backlog consists of government-sponsored programs that are awarded, but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. Approximately 56% of the overall backlog will likely be fulfilled in the current fiscal year.

                The Company expects to see a large increase in government sponsored contract R&D opportunities since the September 11th attacks on the World Trade Center and the Pentagon and after the new Department of Homeland Security announced that it would have its own Advanced Research and Development Agency. However, much of the increase in defense spending has gone into immediate hardware and systems needs for the War in Iraq, and the Department of Homeland Security is still bootstrapping its infrastructure and defining its R&D mission. Teknowledge is working in areas that are directly relevant to the war on terrorism, so the Company continues to expect an increase in R&D funding, albeit in a somewhat longer time frame than anticipated. A positive development on this front is that the DARPA Information Processing Technology Office has recently made “Cognitive Systems” a priority, and this is directly dependent on knowledge processing techniques that Teknowledge is prepared to deliver. The Knowledge Systems and Training Systems units have prototypes for mining, processing, and serving knowledge. In addition, the Security Systems and Distributed Systems business units now have working software solution prototypes for information intrusion and advanced email security that are closer to the applications development side of the R&D spectrum. These prototypes may provide significant competitive advantages in obtaining new contracts and developing fielded systems over the next few years. They may also result in new commercial technology licenses after rigorous user tests by government customers.

Research and Development

                Most of Teknowledge’s R&D (except in the Financial Solutions operating unit and specific Security Systems and Knowledge Systems contracts) were funded R&D contracts sponsored by the government. Much of this development work is focused on fundamental software systems functionality, equally useful for military or commercial applications. The Department of Defense generally funds these capabilities if it cannot find what it needs in the commercial software market. The requirement for innovation is fundamental. Generally, the Company retains the exclusive commercial development rights to its government sponsored software development. Teknowledge also sponsors its own software development, mostly in the form of capitalized TekPortal product development.

                In 2003, Teknowledge continued to grow its TekPortal product and services business and added to its prior investment in TekPortal and its value-added software modules. The Company invested $1,605,000 and $2,623,000 into TekPortal development costs in the years ended December 31, 2003 and 2002, respectively. The Company capitalized these investments. As demand for the Company’s products increase, the Company expects to increase its investment in software development. Furthermore, the Company’s R&D expense in addition to its sponsored R&D was $207,000 and $28,000 for the years ended December 31, 2003 and 2002, respectively.

Government Contract Administration

                In 2003, approximately 88% of Teknowledge’s government revenues were primarily from cost plus fee-type government-sponsored contract research and development. Since these R&D contracts are typically made on a multi-year basis, 89% of Teknowledge’s December 31, 2003 backlog was for contract R&D sponsored by the government. Teknowledge infrequently enters into cooperative “matching” agreements with government agencies in which some R&D costs are reimbursed. The Company’s success in winning contract R&D business depends on effective competitive bidding for contracts. The Company applies for contract R&D in the form of a proposal by responding to Requests for Proposals and Broad Agency Announcements issued by the United States Federal Government, by prime contractors under contract to the U.S. Government, or in some cases by commercial companies. Proposals include discussion of the technical approach to be taken to satisfy the sponsor’s or the prime contractor’s requirements and a detailed presentation of costs expected to be incurred. The proposal is reviewed and evaluated by technical and administrative personnel employed by the government or the prime contractor. Typically, these contracts are bid competitively, and the contract is awarded to the company which would best satisfy the government’s or the prime contractor’s requirements. If the procurement method is “negotiated award,” the government or the prime contractor enters into negotiations to determine a price for the contract; upon successful conclusion of negotiations, a contract is awarded. Government contracts are subject to agency funding limitations, congressional appropriation, and the priorities of the current administration in Washington, D.C.

                Most cost plus fee-type government contracts performed by the Company have a regulated fixed-fee limit, which limits the Company from improving profit margins on this type of contract beyond what is permitted in the government regulations. In addition, Federal Acquisition Regulations exclude from reimbursement some “unallowable” expenses that the Company considers a regular part of the business. Almost all of the Company’s government contracts contain termination clauses that permit contract termination upon the Company’s default or at the contracting party’s discretion. During 1998, DARPA terminated two projects with Teknowledge due to a change in its program priorities. Such cancellations may occur again in the future; however, Teknowledge conducts contract R&D in several technically relevant areas, and this diversity helps protect against some of the effects of changes in sponsor priorities. The Company intends to build its substantial multi-year backlog further with additional proposals for new contract R&D projects, since this work provides a strong pipeline of software and technical innovation that can be applied commercially.

                In 2002, Teknowledge recorded a charge of $297,000, or $0.05 per share, due to the government’s collection of a one-time manufacturing-related license fee that NIST paid prior to 1996. At issue was the fair market value of a consortium license for proprietary enterprise architecture for manufacturing. Teknowledge maintains that the license fee was established by the negotiation between it and the representatives of a NIST consortium. The government’s position was not based on the technical quality of the architecture, but rather on the notion that because this was a one-time sale, there was no pre-established market price, and thus the price should be zero. Teknowledge is in the process of appealing this decision in the Court of Federal Claims. In the mean time, Teknowledge’s relationship with NIST and other government customers remains on good terms. If the appeal is successful, the Company will be able to record the net amount of the recovery as revenue and income. As is typical with legal matters, there can be no assurance that an appeal in the Court of Federal Claims will result in the predicted outcome either on these terms or at all.

                The majority of Teknowledge’s service revenue is derived from government-sponsored contract R&D projects, and the Company has historically been profitable in that business. However, dependence on R&D contracts can be risky because the contracts are subject to administrative, legislative, and political interruptions, which may jeopardize the flow of funds. There can be no assurance that the Company’s proposals will be competitive, or that the government will continue to seek services at the current level in the future. Another uncertainty is that the Company’s revenues, costs, and earnings on government contracts are determined based on estimated overhead rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs inevitably varies somewhat from original estimates and necessitates periodic adjustments to overhead rates and revenues. An adjustment of a few percentages points may translate into several hundred thousand dollars in rate adjustments or reserves. Rate adjustments are made on a cumulative basis at least annually, but the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal Government. As a result of these audits, the Company may be exposed to cost adjustments, which are applied on a retroactive basis to the government contracts completed in those years. These adjustments can have a significant negative or positive effect on the results of operations and cash reserves in the period in which the adjustment is realized. In order to address the possible exposure from prior year rate adjustments, Teknowledge has established a rate adjustment reserve for such contingencies, and the amount of the rate adjustment reserve is reviewed and adjusted at least annually. During 2003, the DCAA finished its audit of the 2000 overhead rates and identified approximately $130,000 of additional potential government cost recovery, which was aggregated against the estimated reserves of $720,000 for the open and unaudited years of 2001-2003. As a result a multi-year review, it was determined that the aggregated reserve was excessive, and a reduction in the reserve of $174,000 was recorded at December 31, 2003. The cumulative reserve at December 31, 2003 is $546,000.

                The indirect costs and expenses accumulated in the performance of government contracts are allocated to the government in the form of overhead (indirect) rates. These rates, which are periodically reviewed by government auditors, fluctuate based on the relationship between overhead costs and direct costs incurred in the performance of the contracts during the year. Excluded from these rates, and not subject to reimbursement, are small amounts of unallowable costs, such as entertainment and advertising. In addition, the government has established compensation reimbursement limits for executives, which reduces the amount of compensation and related expenses (such as bonuses and stock options) that can be passed on to the government through the overhead rates. Teknowledge typically receives a fee of about 7%-8% on new government contracts. New contracts that have been transferred to Teknowledge from another institution, such as those that were transferred from USC in 2000, may provide for technology rights, but no fees. The overall limitation on potential government contract fees, coupled with a potential increase in the expenses not eligible for reimbursement, restrict the Company’s ability to improve profit margins on government contracts in the future. The Company’s government-sponsored R&D is an effective development laboratory and test bed. The best software from this work becomes a candidate for software product commercialization. The government encourages commercialization of software developed under unclassified government R&D contracts so that it can buy commercial “off the shelf” software that meets its needs, rather than be the sole customer for specialized military products. It also sharpens Teknowledge’s ability to provide competitive software.

Competition

        A number of companies provide consulting services and software that compete with aspects of Teknowledge’s business. Many of these companies are substantially larger and have greater financial resources than Teknowledge. Teknowledge’s primary competitive advantages are its experienced management team, its specialized Financial Solutions consulting and engineering teams, its deeply technical R&D talent base, its expertise in key application areas, its patent portfolio and other software-based intellectual property, and its unusually strong and externally funded government R&D program in several key areas relevant to TekPortal and the financial services industry.

                Teknowledge’s TekPortal product is positioned as the leading on-premise aggregation software platform worldwide. Its main competition is from Yodlee, which has historically focused on providing off-premise, centralized data center solutions. Yodlee is the largest provider of application service provider or ASP-based account aggregation, and it provides a form of on-premise offering. TekPortal provides an entirely on-premise software license solution that allows the financial institution, as the trusted provider, to run its own aggregation operation in-house and maintain full control over access to the customer’s financial portfolio information. The financial institution is well positioned to use the aggregated balance and transaction information, with the customer’s permission, to sell relevant products and services directly to its customers. In addition, TekPortal’s on-premise solution allows the financial institution to set and enforce procedures independently to protect the privacy of the customer’s financial information. As the demand for account aggregation applications grows, the key differentiation will be new modules that help financial institutions realize the value in their account aggregation database. Other factors will include the cost to operate the service and the ability to provide additional on-site consulting and application services. Other on-premise suppliers include uMonitor, CashEdge, and Adhesion Technologies, which have historically attempted to gain market share by providing their software at prices that may not be sustainable in the long run. Teknowledge intends to continue to charge competitive prices for TekPortal, and capture that portion of the market that appreciates high quality software and services, as well as longevity in software suppliers. Depending on the specifics of each new customer opportunity, Teknowledge may team or compete with businesses delivering software platforms designed to enable financial institutions to offer internet-based financial services, including Corrillian, S1, Digital Insight, and Online Resources and Communications.

                Knowledge processing systems are provided by Logica Carnegie Group, eGain Communications Corp., Mindbox, Inc., CycCorp, Intellicorp, Inc., and others. Trilogy Development Group, Calico, Selectica, Firepond, SSA Global, SAP, Oracle, and others provide sales and configuration systems. Distributed systems and security services are provided by Trusted Information Systems, SRI, Secure Computing, Lockheed-Martin, Boeing, Level 3 Communications, ISX, and SAIC, among others. Internet-based distance education and training technologies include Click2Learn, IBM, and KnowledgeNet, with new competitors still emerging in the commercial marketplace. Potential competitors could also be collaborators, such as Macromedia (learning components sold to IBM) and Click2Learn (formerly Asymetrix Learning Systems).

Proprietary Rights

                Teknowledge maintains an active intellectual property program and currently holds nine key U.S. software patents. The application software developed by Teknowledge includes TekPortal for financial information consolidation, Sales Associate for conducting automated sales on the Internet, knowledge-based expert systems, pattern detection and data fusion tools, and systems to manage and protect webs of networked information. One software patent on Automatic Retrieval of Changed Files by a Network Software Agent, or Hotbox®, has two key components, network caching and alerts. Network caching refers to the strategic storage of information, such as web pages, to allow accelerated access to that information. Alerts refer to the ability to register interest in a particular data item on a specific web page and get notification when that item changes. As there are many high-value applications of the capabilities covered by this patent, Teknowledge is actively protecting its intellectual property rights related to the patent’s claim.

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

                Teknowledge provides its software products to commercial end users under non-exclusive, non-transferable licenses that typically have a perpetual term unless terminated for breach. Government contracts can be terminated at the government’s discretion. The Company protects the source code of its software products as trade secrets and unpublished copyrighted works. Additionally, Teknowledge holds patents for the knowledge processing and systems engineering technologies that form the basis for many of the products and configuration services that the Company markets.

                There can be no assurance that Teknowledge’s protective measures will be adequate to protect its proprietary rights, that others have not or will not independently develop or acquire equivalent or superior technology, or that the Company will not be required to obtain royalty-bearing licenses to use other intellectual property in order to utilize the inventions embodied in its patents. There also can be no assurance that any patents will be issued pursuant to the Company’s current or future patent applications or that patents issued pursuant to such applications or any patents the Company currently owns will not be invalidated, circumvented, or challenged. Except as noted in the Legal Proceedings section under the Microsoft counterclaim, Teknowledge has not been notified that it may be infringing any patents or proprietary rights owned by third parties. There can be no assurance that the Company would be able to enter into an acceptable license under such third party patents, or that it could redesign or modify its products and processes to avoid infringement of such patents or proprietary rights, or that the Company could otherwise avoid infringement of such patent or proprietary rights. In the event the Company is unable to take such action, its business, financial condition, and results of operations could be materially and adversely affected. In some cases, litigation may be necessary to protect the Company’s proprietary rights (see Part 1, Item 3: Legal Proceedings).

                It is Teknowledge’s intention to increase its technology and intellectual property licensing investments and operations. The Company is aware of third parties it believes infringe on its intellectual property rights. Teknowledge has initiated legal action to protect those rights. In addition to on-going legal action, the Company is currently attempting to negotiate licensing arrangements with other third parties. However, if the Company is unable to negotiate appropriate licensing arrangement it will continue to pursue legal action.

Employees

                Teknowledge had a total of 51 full-time employees at December 31, 2003, of which 36 were technical, 13 were accounting, administrative, or executive, and 2 were sales and marketing. All the employees were employed in the continental United States. The majority of employees are technical. They perform direct billable work on contracts, or develop, support, and sell software products. In addition to full-time employees, Teknowledge engaged a moderate number of independent contractors to work on specific projects in 2003. A large percentage of Teknowledge employees have deep expertise in computer science, and many have specialized backgrounds in artificial intelligence, security, or financial software. The future success of the Company will depend, in part, on the Company’s ability to retain, attract, and motivate highly qualified technical, sales, and management personnel that are central to its operations. The Company has never had a work stoppage, and it is not a party to any collective bargaining agreement with any of its employees.

Executive Officers

                Neil A. Jacobstein, 49, is Chairman of the Board, Chief Executive Officer, and President of Teknowledge. He has over 20 years of software development experience, and served as President and Chief Operating Officer and a director since January 1993. He was elected to the position of Chairman and CEO on November 22, 1999. After joining Teknowledge in 1984, Mr. Jacobstein served in various positions, including: Senior Knowledge Engineer, Manager of the Research and Advanced Development Group, Vice President and General Manager of Research and Advanced Systems Development, and Vice President and General Manager of the Knowledge Systems Division. Mr. Jacobstein initiated Teknowledge’s eCommerce unit (now Financial Solutions) in 1996. In 1998, he was appointed to the Technology Advisory Board of the U.S. Army’s Simulation, Training, and Instrumentation Command (STRICOM). Prior to joining Teknowledge, Mr. Jacobstein was a Graduate Research Intern and consultant at Xerox PARC, and a Research Associate at CBNS. Since 1992, he has served as the Chairman of the Board of Directors of the Institute for Molecular Manufacturing, a nonprofit organization. He serves as a Director of GlobalStake.com. In 1999, Mr. Jacobstein was selected as a Henry Crown Fellow in the Aspen Institute’s executive leadership program. Mr. Jacobstein is the Co-chair of the American Association of Artificial Intelligence’s Sixteenth Innovative Applications of Artificial Intelligence Conference for 2004, and the Chairman for 2005.

                Dennis A. Bugbee, 57, is Vice President of Finance, Chief Financial Officer, and Secretary. Mr. Bugbee joined the Company in 1990 as the Division Controller for the Knowledge Systems Division in Palo Alto, California. He was promoted to Director of Finance March 1, 1993 and shortly thereafter to the positions of Treasurer and Corporate Secretary. Prior to joining the Company, Mr. Bugbee held the position of Accounting Manager with TRW’s Space and Defense Sector. He has over 26 years experience in finance and accounting.

                Benedict O’Mahoney, 44, is Vice President, Administration and Legal Affairs. Mr. O’Mahoney was elected a Director of Teknowledge in December 1999. Mr. O’Mahoney joined Teknowledge in 1996 as Corporate Counsel. Prior to joining Teknowledge, Mr. O’Mahoney practiced intellectual property law from 1991 to 1996, and served as General Counsel for Slatt Mortgage Company from 1988 to 1991. He served with the Federal Reserve Bank of San Francisco from 1985 to 1988. Mr. O’Mahoney also serves on the Board of Directors of the Virtual Reality Education Foundation, a nonprofit organization.

Item 2. Description of Property

                The Company’s executive offices are located at 1800 Embarcadero Road, Palo Alto, California, under a lease expiring in October 2007. In November 2002, the Company relocated its corporate office from 1810 Embarcadero Road to the present 1800 location in the same office park to take advantage of reduced rent and a newer office. The Company signed a new lease with the landlord in January 2004 extending the current favorable terms for forty-six months. The Company rents 9,300 square feet of space in Palo Alto. The Company has also signed renewable leases for office space in Chantilly, Virginia (5400 sq. ft.), Marina Del Rey, California (3081 sq. ft.), and Cleveland, Ohio (960 sq. ft.). These properties are in good condition and are generally described as research and development facilities. All properties amounting to at least 10% of the Company’s total assets are adequately covered by insurance.

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

                Pursuant to the Fee Agreement, the Attorneys filed a Complaint in the United States District Court for the District of Delaware, Teknowledge Corporation v. Akamai Technologies, Inktomi Corporation (now Yahoo!) and Cable & Wireless Internet Service, Inc. on August 29, 2002. On November 22, 2002, the case was transferred to the United States District Court for the District of Northern California. The Complaint stated a claim for patent infringement of the ‘175 patent and named Akamai Technologies, Inc., Inktomi Corporation, and Cable & Wireless Internet Services, Inc. as defendants. The claims asserted in this complaint concern the network cache technology features of the ‘175 patent, which can be utilized to reduce latency and communication costs for members of a group with interests in similar objects on a network.

                The Attorneys subsequently filed a Complaint on July 16, 2003 in the United States District Court for the District of Northern California, Teknowledge Corporation v. Yahoo! Inc., Microsoft Corporation, and AOL Time Warner, Inc. The Complaint stated a claim for patent infringement of the ‘175 patent and named Yahoo! Inc., Microsoft Corporation and AOL Timer Warner, Inc. as defendants. The claims asserted in this complaint concern the alert and notification features of the ‘175 patent, which can be utilized to deliver alerts to users concerning changes to data items of interest on a web pages or availability of software updates. On December 12, 2003, the District Court for the Northern District of California ruled that the two cases shall be consolidated into a single action. Instead of two cases with three defendants each, there will be one case with six defendants. Microsoft filed a counterclaim on February 3, 2004, claiming that Teknowledge infringed on two of its patents, one for electronic bill payments, and the other for information aggregation. Teknowledge considers these counterclaims to be without merit.

                Because of the nature of the contingency Fee Agreement, the Company does not believe that the outcome of these legal matters will have a material adverse effect on the Company’s consolidated results of operations or consolidated financial position.

                Teknowledge plans to appeal in the Court of Federal Claims the government’s collection of a one-time manufacturing-related license fee that the National Institute of Standards and Technology (“NIST”) paid prior to 1996. In 2002, Teknowledge recorded a charge of $297,167, or $0.05 per share, against earnings, net of a $50,000 reserve recorded in 2001. At issue was the fair market value of a consortium license for proprietary enterprise architecture for manufacturing. Teknowledge maintains that the license fee was established by the negotiation between it and the representatives of a NIST consortium. The government’s position was not based on the technical quality of the architecture, but rather on the belief that because this was a one-time sale, there was no pre-established market price, and thus the price should be zero. In the mean time, Teknowledge’s relationship with NIST and other government customers remains on good terms. If an appeal is considered timely, and if it is successful, the Company will be able to record the net amount of the recovery as earnings. As is typical with legal matters, there can be no assurance that an appeal via litigation in the Court of Federal Claims will result in the predicted outcome either on these terms or at all.

                Teknowledge moved in November 2002 to new subleased headquarters in the same Harbor complex in Palo Alto, California that it has been in for over 17 years. The Company saved considerable funds with this move, and upgraded its headquarters at the same time. On March 24, 2003, Teknowledge was sued for breach of contract by its former landlord, Harbor Investment Partners (“Harbor”). At issue was the differential in rent due during the lease negotiation period, less Teknowledge’s deposit, certain unfunded improvements, and common area credits. Harbor sought $172,000 for the differential in rent due from the period of April 4, 2002 through November 15, 2002. On April 23, 2003, Teknowledge filed a counter-claim against Harbor in the amount of $128,000 for breach of contract related to the deposit, improvements, and fees. In December 2003, Harbor withdrew its claim, and offered Teknowledge $50,000 and a new lease for settlement. The Company withdrew its counter-claim and accepted Harbor’s offer on December 31, 2003. (Also see Item 2: Description of Property)

                The Company may also be subject to other legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s consolidated results of operations or consolidated financial position.

Item 4. Submission of Matters to a Vote of Security Holders

                No matters were submitted to a vote of security holders during the fourth quarter of 2003.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

                The Common Stock of Teknowledge has been trading under the symbol TEKC on the Nasdaq SmallCap Market since March 17, 1999. On March 4, 2004, the closing price of the stock was $3.50 a share.

                The following table sets forth the range of high and low closing price information for the Common Stock on the Nasdaq SmallCap Market for the quarterly periods indicated. The average closing stock price was $2.51 in 2003.

2003	High	Low

First quarter, ended March 31, 2003	$1.18	$0.74
Second quarter, ended June 30, 2003	2.81	1.15
Third quarter, ended September 30, 2003	4.14	2.09
Fourth quarter, ended December 31, 2003	5.46	3.70

2003	High	Low

First quarter, ended March 31, 2002	$3.96	$2.58
Second quarter, ended June 30, 2002	2.88	1.55
Third quarter, ended September 30, 2002	1.79	0.96
Fourth quarter, ended December 31, 2002	1.08	0.73

                As of December 31, 2003, there were 1,221 holders of record of Common Stock.

                The Company has never declared a dividend and is not likely to do so in the near future.

                There have been no sales of unregistered securities in the last 3 years.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

                The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Forward-looking statements made in this report relate to commercial revenue increases and backlog, demand for aggregation software and services, generation of revenue from intellectual property, counter-terrorism applications, market acceptance of the Company’s products and services and the exchange of financial information over the Internet, demand for the Company’s products and services by the government, employees and management, patent and technology licensing, intent to apply for trademark registrations, intent to broaden customer base, plans to develop new products and services, effectiveness of security measures, as well as expected revenue, cash and profitability, ability to realize backlog, availability of equity capital and financing, effects of competition, research and development, consolidation in the financial services industry, government regulation, collections on customer receivables, and effects of recently-issued accounting pronouncements. All forward-looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward-looking statements contained herein as a result of competition, general or financial services market conditions, government agency funding limitations, other factors relating to government contracting, ability to attract and retain technical and management personnel, commercial opportunities, financing, and other factors described in “Certain Risk Factors That May Affect Future Results of Operations and/or Stock Price,” and in other documents we file with the Securities and Exchange Commission. Unless required by law, we do not undertake any obligation to update any forward-looking statements or risk factors.

Overview of Significant Matters

Assessment of Opportunities

                Teknowledge has a unique set of opportunities and risks. This new section will present a careful assessment of our opportunities. The following section will cover specific potential risks facing our business. Teknowledge is a stronger company in several ways than it was in 2002. The TekPortal business has a more comprehensive suite of products to sell: an aggregation platform, an OFX product to link aggregated data to Quicken and Money desktop client software, and an ACH Transfer product to enable users initiated money transfers from account to account. Teknowledge invested $1,605,000 in its TekPortal software product in 2003, bringing the total investment in TekPortal to $9,509,000. The TekPortal business had approximately 50 customers in 2002, and over 70 customers at the end of 2003. Teknowledge added a new financial service provider partner in 2003, and that partner is committed to building TekPortal into its offering to banking customers. Our recurring revenue stream, based on the maintenance of installed software, continues to grow with our customer list, as does our pipeline of expected new business. These factors, plus the introduction of the value-added OFX and ACH Transfers software modules, cause us to expect growth in the Financial Solutions business in 2004. Teknowledge now has several large customer reference accounts, including two top ten domestic banks. The Financial Solutions operating unit showed a gross margin of 4% in 2003. We were projecting much higher margins, but adoption of new classes of software, however compelling, often takes longer than planned. In spite of this, the 2003 positive gross margin represents a major improvement from 2002‘s -38% negative gross margin. We have a strong sales pipeline for 2004, and baring a major negative event that affects the Company or the banking industry, we expect to see growth in this part of the business. However, we do not expect to achieve neat, predictable quarter-to-quarter growth in the business.

                We believe that the upside growth potential is significant for TekPortal related aggregation, OFX, and ACH Transfers software. Offering aggregation software alone in the past did not enable banks to easily generate revenues from aggregation. The banks are attracted by the ability to offer customers aggregation as new value-added service, but treated it as an optional customer relationship management prospect. The return on investment in aggregation alone is real, but somewhat long term, and difficult to quantify precisely. Our plan was not to sell aggregation alone, but rather, introduce value-added software modules that harvest the aggregated data and provide banks with a new revenue stream. Teknowledge has done this with the recent introduction of its TekPortal OFX and ACH Transfers software modules. Teknowledge conducted a web-based seminar on its OFX software with Intuit Corporation during 2003. That marked a change in the way Teknowledge sold its TekPortal related products. Teknowledge could see the transformation from a focus on technical capabilities and features to an emphasis on solutions that enhance the customers experience, ultimately resulting in a return on investment (ROI) to the financial institution. Teknowledge invested heavily in its ACH Transfer software in 2003, largely because it appears that banks and other financial institutions can make significant additional revenue by installing it and offering this capability to their customers. Independent research reports suggest that the market is likely to be strong and growing for account-to-account funds transfer software. It is still too early to determine the slope of the growth curve for software transfers such as our ACH Transfers product. However, the value of ACH Transfers to the banks is immeasurable in terms of cost savings and revenue generation. The penetration of OFX and ACH Transfer software is still at the early adopter stage in the financial services industry.

                Teknowledge had nine software patents at the end of 2003. Our patent lawsuits against Inktomi, Akamai, and Cable & Wireless were related to the information caching claims in the #6,029,175 Hotbox patent titled: “Automatic Detection of Changed Files By A Network Software Agent.” Since this patent also has claims in the area of information alerts, the Company has an obligation to defend these claims responsibly and proactively. Teknowledge sued Microsoft, Yahoo, and AOL/Time Warner for infringing on the alerts related claims in the Hotbox patent. Management believes that the Company’s patents are strong, and that the value of the patents is quite significant, but only the courts can decide these issues. We have taken most of the downside cost risk out of the lawsuits by engaging the law firm of Goldstein and Faucett on a contingency payment basis. There is the risk that the patents will be invalidated and/or that the legal proceedings will determine that no infringement is present for each of the defendants. However, in the absence of voluntary patent license settlements, the best way to monetize the value of this asset is to enforce Teknowledge’s intellectual property rights in the courts.

                Teknowledge ended 2003 with a stronger portfolio of R&D software. This software development is supported by competitive contracts with some of the most sophisticated government R&D sponsors in the world. Specifically Teknowledge has made significant improvements to its software wrappers, which have many security and training applications. The Company expanded its Standard Upper Ontology, and its Middle Ontology, which can be specialized for computer based problem solving and training solutions. Teknowledge strengthened its model based software capabilities, which can be used to design and configure software components to support target models of configurable products such as software radios, and component machine systems. Teknowledge also applied new training software functionality that includes probabilistic Bayesian belief networks for modeling students or computer users, based on an analysis of their interactions with the computer. These and other R&D software improvements put Teknowledge in a position to utilize next-generation functionality as infrastructure for new R&D contracts and potential new products, licenses, and applications.

                Teknowledge generated $7.3 million in government contract R&D revenue in 2003, compared to $8.3 million in 2002. Most of this decrease was due to completion of several large contracts in 2003. Replacing these large contracts immediately has been difficult than we expected for several reasons. First, it appears that much of the post 9-11 increase in defense spending was focused on getting troops and equipment to Iraq. Second, a higher percentage of the budget of some of our key government sponsors has focused on funding a few large teams with total solution packages. Third, the component solution contract dollars available have often been awarded in smaller increments through the Small Business Innovation Research programs. In spite of this, we believe that there are many significant opportunities for growing our government business. First, we are launching a multi-year strategy to expand beyond contract R&D into government application solutions that can be fielded. The contract opportunities are much larger for application solutions. The product potential is closer to the end of contract deliverables for fielded applications. In addition, there are far more government customers available for application solutions than for R&D. The rewards are much greater in the applications solutions market, but it will take some time to get positioned and win these new contracts. In the mean time, our program managers are responsible for continuing to maintain and grow their software R&D portfolios. And, there are some signs of significant new software R&D opportunities going forward, including one from a key DARPA office. This new thrust is a multi-program initiative on developing Cognitive Systems that combine artificial intelligence techniques to produce software that “knows what it is doing.” Teknowledge has deep expertise in this arena. Overall, we believe that over time Teknowledge’s government contracts business will expand into a significantly larger business than can be sustained by an R&D only operation.

Certain Risk Factors That May Affect Future Results of Operations and/or Stock Price

Current cash flow may be insufficient to support current and future operations

                To support current and future operations, the Company is dependent upon revenues, credit facilities and its ability to obtain financing. Revenues increased by 3% in 2003 to $11,408,000, compared to $11,117,000. The ability for the Company to continue to grow its revenues will depend on the Company’s success in winning new government R&D and applications contracts, and selling commercial products and services, including TekPortal Aggregation, OFX, and ACH Transfers product licenses and maintenance support. As of December 31, 2003, the Company had $1,045,000 in cash and cash equivalents, a decrease of $68,000 from the previous year. The Company generated net cash of $1,901,000 from its operating activities compared to $2,443,000 in 2002. The Company also used net cash of $321,000 in financing activities compared to using $182,000 in 2002. Financing activities include $357,000 that was paid back to the lender and $36,000 of proceeds from the issuance of common stock upon exercise of stock options in 2003. In 2003, the Company invested $1,605,000 in the continuing development of TekPortal software and $43,000 for purchases of computer equipment and other improvements. Teknowledge has an available line of credit of $3,000,000, $156,000 of which was available at February 29, 2004, and a new $1,000,000 bank term loan facility that it can use to buttress its cash reserves. If revenues do not increase as anticipated and the economic recovery slows or suffers a setback, and the Company does not obtain additional cash, its ability to support its current and future operations will be adversely affected.

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

The financial software market is highly competitive and changing rapidly

                The market for account aggregation, OFX, and ACH Transfers software continues to evolve rapidly and is populated by substantial competitors who are continuously developing competing software products and services. As is typical for a new and rapidly evolving industry, demand and market acceptance for account aggregation products and services are subject to a high level of uncertainty. As a result, many competitors have merged or dropped out of the market. Further, aspects of the business (including security, privacy, reliability, cost, ease of use, and quality of services) are undergoing rapid changes and review that may affect the use of information aggregation software in particular. The Company is exposed to a higher risk of default and slower collections from small Financial Solutions clients, compared to relatively reliable government customers. Teknowledge is addressing this difference by broadening its aggregation customer base and targeting larger financial institutions.

                Teknowledge plans to grow its TekPortal business by winning new aggregation customers and by expanding into additional value-added capabilities or service offerings. Teknowledge’s OFX and ACH Transfers modules are examples of recent deliveries on these plans. Additional product expansion will require incremental additional investments and that could strain technical, financial, and operational resources. New competitors can enter the market for TekPortal and other financial solutions. The Company’s gross margins in new business areas may be lower than in its government contract business, and it may not be able to expand or maintain operations in a cost-effective or timely manner. If customers do not receive new products or services favorably, it could hurt the Company’s reputation and delay future expansion.

                Within the financial services industry, Teknowledge believes some companies are consolidating, creating larger competitors with greater resources and a broader range of products. The Company also competes with businesses delivering financial services through Internet portals, banks marketing their own Internet-based financial services, and non-bank financial service providers, such as brokerages and insurance companies, seeking to expand the breadth of their Internet product and services offerings. In addition, the Company’s customers may develop competing products. For example, a bank or financial institution may choose to develop its own software platform for Internet-based financial services. Several of the vendors offering data processing services to financial institutions also offer Internet banking solutions that may compete with the Company’s solutions. Some of the Company’s competitors and potential competitors may have significant advantages over the Company, including more extensive name recognition and marketing power, preferred vendor status with the Company’s existing and potential customers, and significantly greater financial, technical, marketing and other resources, giving them the ability to offer free products or services to gain market share or to respond more quickly to new or changing opportunities, technologies, and customer requirements. The Company’s competitors may also package their products in a manner that may discourage users from purchasing the Company’s products. Existing and potential competitors may establish cooperative relationships with each other or with third parties, or adopt unsustainable or aggressive pricing policies to gain market share. Security, privacy, reliability, cost, ease of use, and quality of service are the key competitive factors, and competitors are changing the way in which they are developing these factors; these changes may adversely affect cost of sales or the market acceptance of information aggregation software.

                The demand for account aggregation, OFX and Transfers software will depend upon broad acceptance of new methods of accessing and utilizing financial information over the Internet. The unstable economy in 2003 and resulting uncertainty resulted in the deferral of purchasing decisions by some financial institutions for aggregation products like TekPortal, and there can be no assurance that these conditions will improve or that demand will return to previous levels. TekPortal is already in use by over 70 bank customers. However, the continuing demand for specific products developed by the Company cannot be determined, nor can the viability of these products be determined at this time. As the market continues to change, there can be no assurance that the Company will be able to recruit or retain the technical staff to develop and bring products to market, that these products will gain market acceptance, or generate significant revenue or profits. If TekPortal or Teknowledge’s other products and services markets develop more slowly than expected, become saturated with competitors, or if the Company’s products do not achieve market acceptance, the Company’s business, financial condition, and results of operations may be materially and adversely affected.

                Teknowledge’s customers in the Financial Solutions unit are in the financial services industry, which is subject to economic changes that could reduce demand for the Company’s products and services. Consolidation in the financial services industry and unforeseen events, recession, inflation, or acts of terrorism could occur and reduce consumer use of bank services. Any event of this kind, or implementation for any reason by banks of cost reduction measures, could result in significant decreases in demand for our products and services. Mergers and acquisitions are pervasive in today’s banking industry. Teknowledge’s existing customers may be acquired by or merged into other financial institutions, which already have their own financial Internet software solution or which decide to terminate their relationship with the Company for other reasons. As a result, the Company’s revenue from licensing of aggregation software could decline if an existing customer is merged into or acquired by another company.

Outsourcing may affect demand for domestic software services

                Most of Teknowledge’s software professionals have very specialized skills that are hard to replace. Some have U.S. government security clearances that are only open to U.S. citizens who are willing to undergo an extensive multi-year background investigation. Others have very specialized backgrounds in development and integration of complex Financial Solutions software. Still others have very deep R&D backgrounds in artificial intelligence, training, or security. Teknowledge places a high value on employee loyalty, making it possible to develop trust with employees over a long period of time. None of these advantages are currently operating in the outsourcing market for software development. However, if customers stop being discerning about these factors, the large differential in pricing alone could reduce demand for the Company’s software services. This appears to be a bigger risk on the financial side; however, the factors above, combined with increasing concern about information security risks in the financial industry may serve to minimize the use of outsourcing for mission critical and security sensitive banking applications.

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

Teknowledge’s products integrate with complex data processing systems

                Teknowledge’s solutions must integrate with complex data processing systems at its customer’s facilities. The Company generally recognizes revenue on a percentage-of-completion basis, so its revenue is often dependent on its ability to complete implementations within the time periods that are established for its projects. Teknowledge relies on a combination of internal implementation teams and outsourced implementation teams for its implementations. If these teams encounter significant delays in implementing the Company’s solutions for a customer or fail to implement the solutions effectively or at all at a customer’s facility, the Company may not be able to recognize any revenue from the contract or be required to recognize a loss from the contract, if revised project cost estimates exceed revenue from the contract. In addition, Teknowledge may incur monetary damages or penalties if we are not successful in completing projects on schedule.

Teknowledge’s products may contain undetected errors or defects

                Teknowledge has a quality assurance program to test its complex software products, but its software could still contain undetected errors or defects that may be discovered at any point in the life of the product. The Company has in the past discovered and corrected software errors in its products. After implementation, errors may be found from time to time in the Company’s new or enhanced products or services, or in products or services it resells for strategic partners. These errors could cause the Company to lose revenues or cause a delay in market acceptance of its solutions or could result in liability for damages or injury to its reputation. The Company’s products are often used in transaction processing systems that include other vendors’ products, and, as a result, its products must integrate successfully with these existing systems. System errors, whether caused by the Company’s products or those of another vendor, could adversely affect the market acceptance of its financial software products, and any necessary modifications could cause the Company to incur significant expenses. Since the Company’s products are used to deliver services that are integral to its customers’ businesses, errors, defects, or other performance problems could result in financial or other damages to its customers. This could become a particular concern if there were problems with the Company’s ACH Transfers software. The Company and its partners do conduct extensive tests of financial products, but any product liability litigation arising from errors, defects, or problems, even if it were unsuccessful, would be time-consuming and costly to defend. Existing or future laws or unfavorable judicial decisions could negate any limitation of liability provisions that are included in the Company’s license agreements.

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

Teknowledge may be unable to adequately defend against unauthorized use of its proprietary technology

                The Company’s success depends upon its proprietary technology and information. The Company relies on a combination of patent, copyright, trademark and trade secret laws, and confidentiality procedures to protect its proprietary technology and information. It is difficult to police unauthorized use of software and litigation is costly and time consuming. The steps the Company has taken to protect its services and products may not prevent misappropriation of its technology. Any misappropriation of the Company’s proprietary technology or information could reduce any competitive advantages it may have or result in costly litigation. The Company also has established international presence and plans to continue its global expansion. The laws of some foreign countries may not protect the Company’s proprietary technology as well as the laws of the United States. The Company’s ability to protect its proprietary technology abroad may not be adequate.

Service revenue is dependent on government-sponsored contract R&D

                The majority of Teknowledge’s service revenue was derived from government-sponsored contract research and development projects, and the Company has historically been profitable in that business. However, dependence on R&D contracts can be risky because the contracts are subject to administrative, legislative, and political interruptions, which may jeopardize the flow of funds. There can be no assurance that the government will continue to seek services at the current level in the future. Although the Company expected an increase in proposals related to homeland security in 2003, the level of requests for R&D proposals was lower than expected. There can be no assurance there will be an increase in contract proposals in 2004. The Company faced increased competition for government projects in 2003 and this may continue until the general economy improves.

                The typical cost-type government contract that Teknowledge performs has a regulated fixed-fee, which limits the Company from improving profit margins on these contracts. In addition, Federal Acquisition Regulations exclude from reimbursement “unallowable” expenses, which the Company considers a regular part of the business, such as advertising expense. In addition, almost all of Teknowledge’s government contracts contain termination clauses, which permit contract termination if the Company defaults or at the contracting party’s discretion.

Periodic rate adjustments and audits may cause cost adjustments

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

Loss of a large customer may affect financial results

                The Company has in the past, and probably will in the future, rely on large sales to certain customers. Loss of any of large customers could have a material impact on the sales revenue and profitability of the Company. However, the diversity of the Company’s business lines may mitigate the long-term impact of the loss of any one customer

Teknowledge’s success depends on retaining sufficient technical staff and attracting additional technical staff

                The Company recognizes that the loss of one or more key management and technical personnel, who are employed on an at-will basis, could adversely affect aspects of the Company’s business. The Company relies on its executives and business unit managers for the acquisition and negotiation of new business, the management of services contracts and product development, and the management of ongoing operations. A proportion of the technical support base for operations is provided by outside consultants, and it is anticipated that this trend will continue in the future. The Company spent approximately $1,574,000 on mostly billable subcontractors during 2003 compared to $1,624,000 in 2002. The use of outside consultants allows the Company to expand or constrict its operations quickly both inside and outside the U.S.

Critical Accounting Policies and Estimates

                Certain accounting policies are particularly important to the portrayal of the financial position and results of operations and require the application of significant judgment by our management team; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on the Company’s historical experience, terms of existing contracts, observance of trends in the industry, information provided by its customers, and information available from other outside sources, as appropriate. Teknowledge’s significant accounting policies and estimates include:

+	Revenue recognition and allowance for doubtful accounts;
+	Accounting for income taxes;
+	Software development costs; and
+	Government indirect rate reserves.

Revenue Recognition and Allowance for Doubtful Accounts

                Revenue on software licenses and services is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, there is a reasonable assurance of collection on the resulting receivable and vendor specific objective evidence exists to allocate the total fee among all delivered and undelivered elements in the arrangement. Teknowledge customarily obtains written purchase authorizations from customers for a specific product at a fixed price and considers delivery to have occurred at the time of shipment. The software is delivered to the customer electronically or on a CD. Revenue is typically recognized on shipment of product software; however, if the software is subject to customer acceptance or contract terms that do not satisfy all of the above-mentioned criteria, revenue is recognized upon customer acceptance or when all revenue recognition criteria have been met. If the Company acts as a principal in a third party arrangement it may report the pass-through costs separately in its revenue and costs; however, if the Company acts as an agent in the transaction the costs and revenue are offset in the cost of revenues. Occasionally, customer contracts contain refund or warranty clauses that could affect revenue recognition. Teknowledge evaluates these clauses carefully; however, the Company has not experienced a refund or warranty recall and the likelihood of such an event is not predictable nor is it judged material at this time. Revenue from software consulting services is generally recognized on a time and materials basis; however, depending on the terms of the contract, the service element may be recognized on a milestone achievement or a percentage-of-completion basis. Revenue recognized under the percentage-of-completion basis requires the use of project cost estimates. Project cost estimates are revised periodically and changes affecting the amount of revenue recognized are recorded when they become known. Revenue from research and development contracts is generally recognized over applicable contractual periods as specified by each contract and as costs related to the contracts are incurred.

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

Accounting for Income Taxes

                Teknowledge records a valuation allowance to reduce its net deferred tax assets to the amount that it believes is more likely than not to be realized. The Company considers reversing taxable temporary differences, tax planning strategies and expected future taxable income in assessing the need for the valuation allowance. The Company evaluates the adequacy of the valuation allowance on at least an annual basis. The Company believes sufficient uncertainty exists regarding the realizability of its net deferred income tax assets, because the net operating loss and tax credit carry forwards may expire before they can be utilized, and accordingly, a valuation allowance has been established to reduce the asset to the amount the Company estimate will be realized. The realization of the net deferred income tax asset is also dependent on generating sufficient taxable income in future years. Management believes it is more likely than not that the net deferred income tax asset, as recorded, will be realized. Management’s assessment of the realizability of the recorded net deferred income tax asset is based on tax planning strategies that the Company intends to implement in order to avoid the expiration of net operating loss carry forwards, $8,700,000 of which expire in 2004. The typical tax strategy includes tax-planning efforts that the Company ordinarily might not take in the regular course of business, such as the sale of property, technology, or other assets that have significant economic value. The Company believes that its IP portfolio contains significant economic value, and the sale of one or more of its patents or an IP settlement could generate significant taxable income. In prior years, the Company was successful on two previous infringement cases over a single patent and received combined gross settlement amounts in excess of $2,000,000.

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

                During 2003, Teknowledge completed work on V3.0 of TekPortal. Many of the functionalities added to V3.0 were extensions of work performed in earlier versions of TekPortal. The earlier versions have been fully operational at over 70 Internet bank sites. The software developed in V3.0 extended the capabilities of TekPortal to include ACH transfers between financial institutions and OFX connectivity. The Company is currently working on V3.1 of TekPortal, which it plans to release to customers in mid-2004. Capitalized costs include direct and indirect labor costs and applicable overhead, but exclude general and administrative costs. The Company periodically reviews its procedures for accumulating economic life of the product, which is estimated at three years. Capitalized software development costs are reviewed and evaluated periodically to determine recoverability. Should the Company determine that all or part of its capitalized software development costs are not recoverable, an adjustment to the capitalized software costs would be charged to income in the period such determination is made.

Government Indirect Rate Reserves

                The Company’s revenues, costs, and earnings on government contracts are determined based on direct cost and estimated overhead “indirect” rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs typically vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made on a cumulative basis whereas the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal Government. As a result of these audits, the Company may be exposed to annual cost adjustments, which are applied on a retroactive basis to the government contracts completed in prior years. These adjustments can have a negative or positive effect on the results of operations and cash reserves in the period in which the adjustment is realized. In order to address the possible exposure to rate adjustments on prior years, Teknowledge established a rate adjustment reserve potential government cost recovery for that year, which was aggregated against the estimated reserves of $720,000 for the open and unaudited years of 2001-2003. As a result of this multi-year review, it was determined that the aggregated reserve was excessive, and a reduction in the reserve of $174,000 was recorded at December 31, 2003. The cumulative reserve at December 31, 2003 is $546,000.

Results of Operations

                Revenues in 2003 were $11,408,000 as compared to $11,117,000 in 2002. Overall revenues improved 3% largely on the increase in sales of commercial products and services. Commercial operations contributed 36% of total revenues in 2003, up from 26% in 2002. In 2003, substantially all of the commercial revenue was generated from the sale of Financial Solutions’ TekPortal products and services. Revenues from government-sponsored contract R&D accounted for 64% of total revenues in 2003 as compared to 74% in 2002. The number of new software R&D contract opportunities has been slow to pick up during 2003, and the competition for the available contracts has increased.

                Included in Financial Solutions revenues are sales of TekPortal software, consulting services, and post-contract customer support services. Financial Solutions revenue increased in 2003 to $4,092,000 compared to $2,861,000 for 2002. Revenue from license fees for TekPortal software was $591,000, a 42% increase from 2002. Financial Solutions maintained a high level of customer satisfaction in 2003 at existing installations and this resulted in a substantial amount of follow-on service work. New customers were especially interested in the new OFX solution and ACH transfer facility, and this translated into customer sales late in the year. Maintenance of existing products rose to $713,000, an increase of $189,000 over the previous year. Maintenance revenue is linked to license sales and is generally renewable. Because  93% of TekPortal's ongoing customers renew their annual maintenance subscription, maintenance revenue from licenses is expected to be a growing source of revenue. Demand for aggregation products and services in 2004 are forecast to increase above 2003 results. The Company released version 3.0 of TekPortal in September 2003 and continues its software development on version 3.1, as well as OFX and ACH Transfers modules. Revenues from resellers accounted for 5% of Financial Solutions 2003 revenues compared to 34% in 2002.

                Revenues from government-sponsored contract R&D were $7,316,000 in 2003, compared to $8,256,000 in 2002. Some of Teknowledge’s large contracts ended in 2003. Replacing these large contracts immediately was more difficult than expected for several reasons. First, much of the post 9-11 increase in defense spending was focused on getting troops and equipment to Iraq. Second, a higher percentage of the budget of some of our key government sponsors has focused on a funding a few large teams with total solution packages, and competition for these contracts has increased. Third, the component solution contract dollars available have often been awarded in smaller increments through the Small Business Innovation Research programs. The future demand for government-sponsored contract R&D services will depend on a number of factors, including the quantity of competitive contract awards and sponsor priorities. In 2003, 50% of total revenues were from two customers sponsored by the Department of the Air Force and the Department of the Navy, compared to 65% in 2002.

                The Company typically recognizes revenue from our customer contracts as services are provided on a contract-by-contract basis. This accounting method may result in timing differences between the amount of revenue recognized on an accrual basis and the amount billed, which is subject to separate determination based on an analysis of contract deliverables and milestones. The difference between the revenue recognized on this basis and the amount billed to the customer is recorded in accounts receivable as unbilled receivables or as deferred revenue. At December 31, 2003, approximately 30% of unbilled receivables were for commercial contracts, and 70% were for government-sponsored R&D contracts.

                Cost of revenue was $8,398,000 in 2003 compared to $9,165,000 in 2002. Cost of revenues, as a percentage of total revenues for 2003, was 74% compared to 82% in 2002 respectively. Approximately 53% of the 2003 cost of revenue is government and 47% commercial, compared to 57% and 43% in 2002. Generally, the decrease in absolute dollars of costs between periods was attributed principally to a decrease in labor and labor related costs of $734,000, accrued bonus expense of $264,000, and office rent of $191,000.

                The Company invested $1,605,000 in the development of TekPortal software in 2003, down from $2,623,000 in 2002. As a result of the release of TekPortal version 3.0 in 2003, amortization charges increased to $2,209,000, a $338,000 increase over the comparable period in 2002. The Company expects amortization expenses to decline in 2004 on the whole when compared to 2003 as amortization is concluded on earlier versions of the TekPortal software. The Company uses billable consultants and contractors to supplement its full-time employee workforce. During 2003, the Company spent approximately $1,574,000 on these services compared to $1,624,000 in 2002. Subcontractor use in government contracts has declined since 2002 but increased in the commercial segment. The Company often teams with subcontractors in government proposals to enhance its chances of winning new contracts and the Company has pending contract proposals that include subcontractors. While this improves the Company’s chances of winning new work, it does not improve the margin on government contracts because of variable overhead pricing.

                The gross margin for government-sponsored R&D in 2003 was $2,865,000 compared to $3,042,000 in 2002, or 39% and 37%, respectively. The gross margin for commercial products was $145,000 versus $(1,090,000) in 2002. The commercial segment experienced a 43% growth in revenues over 2002 while holding the line on expenditures. The government segment’s gross margin mirrored the drop in overall revenues over the previous year. (see Note 12. Segment Reporting). The commercial gross margin improved as a consequence of revenue improvements coupled with continuing tight constraints on cost growth.

                General and administrative costs were $2,264,000 and $2,728,000 in 2003 and 2002, respectively. General and administrative costs for 2003 were 20% of total revenues, versus 24% in 2002. Government contracts provide proportionate recovery for the majority of the Company’s general and administrative costs through approved indirect overhead rates billed to the government on a monthly basis. Comparing year to year, the most significant reduction was in labor and labor related expenses of $544,000 followed by office rent of $89,000.

                Sales and marketing costs were $434,000 in 2003 as compared to $565,000 in 2002. Sales and marketing costs were 4% of total revenues in 2003 versus 5% in 2002. The Company’s sales and marketing efforts include applications engineering and technical support, direct sales efforts, as well as trade shows, demonstrations, and other traditional marketing activities. The Company relies primarily on direct sales and value-added resellers to lay the foundation for expanding the Financial Solutions business. During 2003 the Company reduced discretionary expenses, principally labor and labor related expenses, and reallocated some of its outside sales efforts to contractors.

                Company-sponsored R&D costs in 2003 increased to $207,000 from $28,000 in the comparable period in 2002. R&D was 2% of total revenues in 2003 versus 0% in 2002. As work on some contracts slowed and the contract completion dates neared, some employees were diverted to internal R&D projects. These figures do not include the majority of the R&D conducted by Teknowledge under contract to government customers, nor do they include substantial software development costs that were capitalized during the period. Excluding overhead and other indirect costs, R&D conducted by the Company under contract to government customers was $2,018,000.

                The Company spent $1,605,000 for the development of its TekPortal product during 2003, compared to $2,623,000 in 2002, and this amount was capitalized (version 3.0 was released for sale in September 2003). The Company made a determined effort in 2003 to align development costs with revenue growth in order to protect valuable cash reserves. The Company expects to continue to capitalize additional costs in the development of the TekPortal product in 2004, but probably at a level lower than 2003. The majority of the Company’s long-term R&D expenditures are funded externally through government projects (and recorded as cost of revenues), which are expected to provide new technology and intellectual property. Teknowledge retains intellectual property rights on its contract R&D work.

                In 2002, the Company wrote-off its investment in GlobalStake.com of $1,206,000 or $0.21 diluted earnings per share.

                Interest income was $2,000 in 2003 versus $11,700 in 2002. The Company experienced lower average cash balances coupled with lower average money market interest rates in 2003. Interest expense, related to additional borrowings and favorable interest rates, decreased to $58,000 in 2003 from $67,000 in 2002 because of lower average borrowing balances.

                The effective tax rate was 0% and 0% in 2003 and 2002, respectively. The principal reason for the 0% effective rate is the tax credit generated in 2003. No tax benefits were realized in 2003.

                In 2003, Teknowledge’s net income was $114,000, or $0.02 per share basic and diluted. This compares to a net loss of $2,829,000, or $0.50 basic and diluted earnings per share for 2002. Included in the loss in 2002 was $1,503,000 of one-time adjustments for GlobalStake.com of $1,206,000 and a disputed government claim on a prior closed contract of $297,000.

Liquidity and Capital Resources

                As of December 31, 2003, the Company had $1,045,000 in cash and cash equivalents, a decrease of $68,000 from the previous year. The Company generated net cash of $1,901,000 from its operating activities compared to $2,443,000 in 2002. The Company also used net cash of $321,000 in financing activities compared to using $182,000 in 2002. Financing activities include $357,000 that was paid back to the lender in 2003, and $36,000 of proceeds from the issuance of common stock upon the exercise of stock options. The Company invested $1,605,000 in the continuing development of TekPortal software and $43,000 for purchases of computer equipment and other improvements. During 2003, the Company utilized some of the cash generated from operations to reduce its balance of accrued liabilities and to pay down the debt on the line of credit. In 2003, amortization and depreciation expenses increased to $2,364,000, a $247,000 increase over the previous year. The Company expects working capital to improve in 2004 largely as a result of anticipated sales of high margin licenses for TekPortal products or a large intellectual property settlement.

                Teknowledge’s traditional sources of cash are revenues from continuing operations, including intellectual property and patent licensing, credit facilities, and outside investments. The Company is also seeking an equity investment to fund future growth; however, there can be no assurance that the Company will be able to locate and obtain additional financing acceptable to the Company or at all. Based on its current cash position, available credit, and projected cash flows from operations, management believes the Company will have sufficient funds to support operations for the next twelve-month period. In the event Teknowledge does not raise additional capital from increased revenues, equity financing, or intellectual property as expected, or the economy fails to improve as anticipated, the Company may have to reduce costs further, including headcount reductions, which could materially adversely affect on-going operations and revenues. If the Company obtains equity financing, it will likely result in a significant dilution of existing stockholders.

                Effective March 28, 2004, Teknowledge renewed its line of credit with a financial institution. The new agreement extends the term of the line from one year to two years ending March 28, 2006 and increases the credit limit from $3,000,000 to $4,000,000. Under the arrangement the Company may borrow a maximum of the lesser of $3,000,000 or 80 percent of eligible receivables at an initial rate of 1.0 percent over the Wall Street Journal prime interest rate (currently 4.00%) with a floor of 4.25%. The line includes select financial covenants tied principally to net income projections in the next two years. In conjunction with the credit line, the Company requested and received a $1,000,000 term loan sub-facility. The term loan is for a two-year term at an initial interest rate of 3.0 percent over the Wall Street Journal prime rate with a floor of 4.25%. The Company will likely borrow against this facility in the first quarter of 2004. The proceeds will be used to supplement existing cash reserves and for general operations.

                 During the fourth quarter of 2003 Teknowledge increased its outstanding balance under the line of credit to $960,000. The Company’s potential borrowing capacity fluctuates based on the amount of accounts receivable generated from revenues. At February 29, 2004, the Company had approximately $156, 000 of available borrowing capacity. The Company was in compliance with its loan covenants with the lender at December 31, 2003.

                In connection with the original credit facility awarded on March 27, 2003, the Company granted a warrant exercisable for 15,000 shares of Common Stock of the Company at an exercise price of $3.00 per share. The warrant has a five-year term and is exercisable in whole or in part from the first anniversary of the issue date to the expiration date of March 27, 2008. The Company has no obligation to register the warrant or the shares issuable on exercise or conversion of the warrants. In addition, the Company granted a warrant exercisable for 15,000 shares of Common Stock in connection with the March 28, 2004 term loan at $7.00 per share. The warrant is exercisable in whole or in part from the first anniversary of the issue date to the expiration date of March 1, 2009.

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

                In the fourth quarter of 2002, the Board of Directors and management reviewed the performance and prospects of GlobalStake.com, the difficult environment for raising capital for development stage companies, and the undivided interest in Teknowledge intellectual properties using traditional valuation methods including projected discounted cash flows and capitalization of income. The Board and management considered GlobalStake.com’s 2002 performance but also comparative market valuations as well as the probability of successfully raising additional capital from third parties, and thus determined that its investment was impaired. Based on the resulting analysis of the investment’s fair value, and the belief that this condition was other than temporary, Teknowledge recorded a non-cash charge of $1,206,000 to reduce the carrying value of this investment to its estimated fair value of zero. The Company’s CEO represents Teknowledge in one out of six seats on the Board of Directors of GlobalStake.com. GlobalStake is operational, but generates relatively little revenue. He owns approximately 7% of the common shares on an as converted, fully diluted basis at December 31, 2003. These are nonvoting shares.

Recently Issued Accounting Pronouncements

                In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosure about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure requirements of FIN 45 for the year ended December 31, 2003. Teknowledge’s software license agreements typically indemnify its customers for intellectual property infringement claims. The Company also warrants to its customers that its software operates substantially in accordance with its specifications. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

                In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).” EITF 00-21 sets out criteria for determining whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria consider whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of return for the delivered item. EITF 00-21 will be effective for fiscal periods beginning after June 15, 2003. Adoption is effective for interim periods after June 15, 2003 and therefore did not have a material effect on the company’s consolidated financial position, results of operations or cash flows.

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

Long-Term Contractual Obligations

				Payments	due by period
Contractual obligations	Total	Less than	1-3	3-5	More than 5 years
		1 year	years	years
Operating Lease Obligations	1,866,000	510,000	980,000	376,000	-

Item 7. Financial Statements

                The response to this item is incorporated by reference in a separate section of this report. See Exhibits and Reports on Form 8-K, Item 13(a)(1) and (2).

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls And Procedures

(a)     Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

In connection with its audit of the Company’s consolidated financial statements for the year ended December 31, 2003, Grant Thornton LLP (“Grant Thornton”), the Company’s independent public accountants, advised the Audit Committee and management of internal control matters with respect to certain revenue recognition transactions, government overhead rate reserves, segregation of duties, and monitoring controls that they considered to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants. The Company considered these matters in connection with the year end closing process and the preparation of the December 31, 2003 consolidated financial statements included in this Form 10-KSB and also determined that no prior period financial statements were materially affected by such matters. In response to the observations made by Grant Thornton, in 2004 the Company will implement certain enhancements to its internal controls and procedures, which it believes address the matters raised by Grant Thornton.

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(b)    Changes in internal controls. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

                The information required by Item 9 regarding directors of the Company is incorporated herein by reference to the sections entitled “Election of Directors”, “Board Committees and Meetings”, and “Code of Ethics” included in the definitive proxy statement for the Company’s 2004 Annual Meeting of Stockholders (the “2004 Annual Meeting Proxy Statement”). Information regarding executive officers is included in Part I under the heading “Executive Officers.”

                The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, controller, other officers and managers. A copy of the Code of Ethics is being filed as Exhibit 14 to this annual report.

Item 10. Executive Compensation

                The information required by Item 10 is incorporated herein by reference to the section entitled “Executive Compensation and Other Matters” and “Proposal 1: Election of Directors — Directors Compensation” included in the 2004 Annual Meeting Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

                The information required by Item 11 is incorporated herein by reference to the section entitled “Security Ownership” included in the 2004 Annual Meeting Proxy Statement.

Item 12. Certain Relationships and Related Transactions

                The information required by Item 12 is incorporated herein by reference to the section entitled “Certain Relationships and Other Transactions” included in the 2004 Annual Meeting Proxy Statement.

Item 13. Exhibits and Reports on Form 8-K

(a)(1) and (2): Financial Statements

                Reference is made to the Index to Financial Statements preceding the consolidated financial statements included in response to Part II, Item 7 of this annual report for a list of all financial statements filed.

(a)(3): Exhibits

                Set forth below is a list of all exhibits filed herewith or incorporated by reference as part of this Annual Report on Form 10-KSB.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Teknowledge Corporation (4)

3.2	Amended and Restated Bylaws of Teknowledge Corporation (4)

3.3	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock (2)

4.1	Rights Agreement dated January 29, 1996 between the Company and Registrar and Transfer Company as Rights Agent (2)

4.2	Warrant Agreement between Teknowledge and Bridge Bank, N.A., dated March 28, 2003 (7)

4.3	Warrant Agreement between Teknowledge and Bridge Bank, N.A., dated March 28, 2004 (8)

10.1	Stock Option Agreement between the Company and Neil Jacobstein, dated November 29, 1993 (5)

10.2	Stock Option Agreement between the Company and Neil Jacobstein, dated April 1, 1994 (5)

10.3	Change of Control Agreement, dated November 21, 1994, between Teknowledge Corporation and
Frederick Hayes-Roth and Neil Jacobstein (1)

10.4	Stock Option Agreement between the Company and Neil Jacobstein, dated March 30, 1995 (5)

10.5	Teknowledge Corporation 1998 Stock Option Plan (3)

10.6	Contract Agreement with GlobalStake.com, dated November 22, 1999 (6)

10.7	Credit facility agreement with Bridge Bank, N.A., dated February 28, 2003 (7)

10.8	Modification and extension of credit facility agreement with Bridge Bank, N.A., dated March 28, 2004 (8)

14	Teknowledge Code of Ethics

23.1	Consent of Grant Thornton LLP, independent certified public accountants

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

References

(1)	Filed as an Exhibit to the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1994.

(2)	Filed as an Exhibit to the Company's Current Report on Form 8-K dated February 12, 1996, related to the adoption of a 12(g) Shareholder Rights Agreement dated January 29, 1996.

(3)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB, for the quarter ended September 30, 1998.

(4)	Filed as an Exhibit to the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1998.

(5)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB, for the quarter ended June 30, 1999.

(6)	Filed as an Exhibit to the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1999.

(7)	Filed as an Exhibit to the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2002.

(8)	Filed as an Exhibit to the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2003.

(b)	Reports on Form 8-K

(1) Current Report on Form 8-K, dated November 19, 2003, related to the Company's report of third quarter 2003 results.

(c)	Exhibits

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

                For the purposes of complying with the amendments to the rules governing Form S-8 (effective July 13, 1990) under the Securities Act of 1933, the undersigned registrant hereby undertakes as follows, which undertaking shall be incorporated by reference into registrant's Registration Statements on Form S-8 Nos. 33-27291, 33-77874, 33-78984, 33-82720, 333-00261, 333-67623, 333-44334 and 333-100196.

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

Item 14. Principal Accountant Fees and Services

                The information required by Item 14 is incorporated herein by reference to the section entitled "Ratification of Selection of Independent Public Accountants" included in the 2004 Annual Meeting Proxy Statement. .

SIGNATURES

                In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Neil A. Jacobstein
Neil A. Jacobstein
Chairman of the Board of Directors
and Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Neil A. Jacobstein	Chairman of the Board of Directors	March 30, 2004
Neil A. Jacobstein	and Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis A. Bugbee	Vice President Finance,	March 30, 2004
Dennis A. Bugbee	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Benedict O'Mahoney	Director, Vice President,	March 30, 2004
Benedict O'Mahoney	Administrationand Legal Affairs

/s/ Lawrence Druffel	Director	March 30, 2004
Lawrence Druffel

/s/ Ivan Lustig	Director	March 30, 2004
Ivan Lustig

/s/ General Robert T. Marsh	Director	March 30, 2004
General Robert T. Marsh (Ret.)

/s/ James C. Workman	Director	March 30, 2004
James C. Workman

ANNUAL REPORT ON FORM 10-KSB

ITEM 7, ITEM 13(a)(1) and (2), and (c)

LIST OF FINANCIAL STATEMENTS

CERTAIN EXHIBITS

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2003

AND FOR EACH OF THE TWO YEARS ENDED DECEMBER 31, 2003

TEKNOWLEDGE CORPORATION

PALO ALTO, CALIFORNIA

TEKNOWLEDGE CORPORATION

FORM 10-KSB — ITEM 13(a)(1) and (2)

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of Teknowledge Corporation are included in Item 7:

Page
Report of Independent Certified Public Accountants	28
Consolidated Balance Sheet - December 31, 2003	29
Consolidated Statements of Operations and Comprehensive Income -	30
Years ended December 31, 2003 and 2002
Consolidated Statement of Stockholders' Equity - Years ended December 31, 2003 and 2002	31
Consolidated Statements of Cash Flows - Years ended December 31, 2003 and 2002	32
Notes to Consolidated Financial Statements	33-47

Report of Independent Certified Public Accountants

To the Board of Directors and Shareholders of Teknowledge Corporation:

We have audited the accompanying consolidated balance sheet of Teknowledge Corporation (a Delaware Corporation) and subsidiary as of December 31, 2003, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teknowledge Corporation and its subsidiary as of December 31, 2003, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

/s/Grant Thornton LLP

San Jose, California
March 16, 2004 (except for the information in the second and third paragraphs of Note 5 as to which the date is March 28, 2004)

TEKNOWLEDGE CORPORATION
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2003

ASSETS
Current assets:
Cash and cash equivalents	$1,045,402
Receivables:
Billed, net of allowance of $39,000	1,480,957
Unbilled	334,142

Total receivables	1,815,099
Deferred income taxes	768,000
Deposits and prepaid expenses	140,457

Total current assets	3,768,958
Capitalized software development costs, net of accumulated amortization of $5,352,010	4,156,210
Fixed assets, at cost
Computer and other equipment	3,613,158
Furniture and fixtures	122,834
Leasehold improvements	845,510

4,581,502
Less: Accumulated depreciation and amortization	(4,455,997)

125,505
Total assets	$8,050,673

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,106,881
Line of credit	959,823
Payroll and related liabilities	912,138
Other accrued liabilities	899,540

Total current liabilities	3,878,382
Commitments and contingencies	-
Stockholders' equity
Preferred stock, $.01 par value, authorized 2,500,000 shares, none issued
Series A Convertible Preferred Stock, none issued	-
Common stock, $.01 par value, authorized 25,000,000 shares,
5,735,254 shares issued and outstanding	57,353
Additional paid-in capital	1,861,110
Retained earnings since January 1, 1993
(following quasi-reorganization)	2,253,828

Total stockholders' equity	4,172,291
Total liabilities and stockholders' equity	$8,050,673

        The accompanying notes are an integral part of this consolidated financial statement.

TEKNOWLEDGE CORPORATIONCONSOLIDATED
STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME

	Years Ended December 31,
	2003	2002
Revenues	$11,407,674	$11,117,158
Cost of revenue	8,397,796	9,164,866

Gross profit	3,009,878	1,952,292
Operating expenses:
General and administrative	2,263,785	2,728,104
Sales and marketing	433,940	565,198
Research and development	206,757	28,263

Total operating expenses	2,904,482	3,321,565

Income (loss) from operations	105,396	(1,369,273)
Loss on impairment of GlobalStake.com investment	-	(1,206,293)
Other income (expense), net	9,082	(253,143)

Net income (loss) and comprehensive income (loss)	$114,478	$(2,828,709)

Earnings (loss) per share:
Basic	$0.02	$(0.50)
Diluted	$0.02	$(0.50)
Shares used in computing earnings (loss) per share:
Basic	5,719,590	5,713,540
Diluted	5,858,558	5,713,540

        The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATIONCONSOLIDATED
STATEMENT OF STOCKHOLDERS’ EQUITY
TWO YEARS ENDED DECEMBER 31, 2003

	Common	Stock		Additional
	Shares		Par	Paid-in	Retained
	Issued		Value	Capital	Earnings	Total

Balance, January 1, 2002	5,697,168		56,972	1,784,675	4,968,059	6,809,706
Exercise of stock options	18,583		186	40,930	-	41,116
Net loss	-		-	-	(2,828,709)	(2,828,709)

Balance, December 31, 2002	5,715,751		57,158	1,825,605	2,139,350	4,022,113
Exercise of stock options	19,503		195	35,505	-	35,700
Net income	-		-	-	114,478	114,478

Balance, December 31, 2003	$5,735,254		$57,353	$1,861,110	$2,253,828	$4,172,291

        The accompanying notes are an integral part of this consolidated financial statement.

TEKNOWLEDGE CORPORATIONCONSOLIDATED
STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2003	2002
Cash flows from operating activities:
Net (loss) income	$114,478	$(2,828,709)
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	2,363,785	2,116,701
Provision (benefit) for doubtful accounts receivable	(18,079)	(56,136)
Loss on impairment of GlobalStake.com investment	-	1,206,293
Changes in assets and liabilities:
Receivables	12,721	1,852,274
Deposits and prepaid expenses	18,607	88,745
Other assets	-	-
Accounts payable	199,464	(1,263,895)
Accrued liabilities	(790,426)	1,328,017

Net cash provided by operating activities	1,900,550	2,443,290
Cash flow from investing activities
Capitalization of software development costs	(1,605,250)	(2,622,635)
Purchase of fixed assets	(42,539)	(95,299)

Net cash used in investing activities	(1,647,789)	(2,717,934)
Cash flow from financing activities
Proceeds from the issuance of common stock	35,700	41,116
Net borrowings from (payments on) line of credit	(356,874)	(223,440)

Net cash (used in) provided by financing activities	(321,174)	(182,324)
Net (decrease) increase in cash and cash equivalents	(68,413)	(456,968)
Cash and cash equivalents at the beginning of period	1,113,815	1,570,783

Cash and cash equivalents at the end of period	$1,045,402	$1,113,815

Supplemental disclosure of cash flow
information:
Cash paid for interest expense	$57,771	$66,934

        The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2003

1.              History and Business

                 Teknowledge Corporation (the “Company”) was incorporated on July 8, 1981 under the laws of the State of Delaware and is the surviving corporation of the merger of American Cimflex Corporation and Teknowledge Inc., which was consummated in 1989. In December 1992, the Board of Directors approved a quasi-reorganization, which had the effect of eliminating the accumulated deficit at December 31, 1992, of approximately $58 million by reducing paid-in-capital.

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

                As the Company migrates its business from primarily government-sponsored contracts to a commercial customer base, the Company is subject to risks inherent to companies at a similar stage of development. These include successful introduction and market acceptance of the software products and related services, sufficient resources to develop enhancements to the existing products and introduction of follow-on products, competition from larger companies, the ability to retain and attract employees, and sufficient working capital and cash flows to support the growth of the business. The Company’s software products and solutions are targeted to the account aggregation market where customers are mainly financial institutions.

                The Company believes that the current cash and cash equivalents, along with projected growth in revenues, will be sufficient to meet general expenses, working capital, software development, and capital expenditure requirements for at least the next twelve months. However, the Company may find it necessary to obtain additional equity or debt financing in 2004 or beyond. In the event that additional funding is required, the Company may not be able raise it on acceptable terms or at all.

2.             Summary of Significant Accounting Policies

                 Use of Estimates in the Preparation of Financial Statements

                The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates. Specifically, the Company makes estimates and assumptions when recording the allowance for doubtful accounts, the valuation allowance for deferred tax assets, and realizability of capitalized software development costs, government contract rate reserve, and percentage of completion revenue recognition.

                 Principles of Consolidation

                The consolidated financial statements include the accounts of Teknowledge Corporation and its wholly owned subsidiary, Teknowledge Federal Systems, Inc. All significant intercompany transactions and balances have been eliminated.

                 Cash and Cash Equivalents

                The Company considers all highly liquid debt securities, with original maturity dates of less than 90 days, cash equivalents. As of December 31, 2003, the Company’s funds were invested almost entirely in money market instruments at various institutions.

                 Accounts Receivable and Unbilled Receivables

                Accounts receivable and unbilled receivables as of December 31, 2003 consist of the following:

Commercial customers:
Billed receivables	$758,170
Unbilled receivables	98,900

857,070
U.S. Government:
Billed receivables	761,786
Unbilled receivables	235,243

997,029

Gross receivables	1,854,099
Allowance for doubtful accounts	(39,000)

Total receivables, net	$1,815,099

                 Concentration of Credit and Customer Risk

                In 2003 and 2002, approximately 64% and 74% of the Company’s total revenues, respectively, were recorded in connection with U.S. Government contracts, principally of the cost-plus-fixed-fee type. In 2003, 50% of total revenues were from two government departments: 40% from the Department of the Air Force and 10% from the Department of the Navy. In 2002, 65% of total revenues were from two government departments: 42% from the Department of the Air Force and 23% from the Department of the Navy. At December 31, 2003, 41% of total accounts receivable were attributable to two government departments: 27% from the Department of the Air Force and 14% from the Department of the Navy.

                The majority of the Company’s accounts receivable are from financial services companies and the Federal Government. Credit is extended based on evaluation of a customer’s financial condition and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company has not experienced a credit loss from a government customer nor does it anticipate such losses, and has not provided an allowance for doubtful accounts against government receivables. During 2003 one financial institution, Bank of Bermuda accounted for 29% of Financial Solutions revenues. In 2002, one reseller, Financial Fusion accounted for 25% of Financial Solutions revenue. At December 31, 2003, 27% of Financial Solutions accounts receivable were attributable to Bank of Bermuda.

                 Capitalized Software Development Costs

                Teknowledge capitalizes software development costs once technological feasibility is reached and continuing until general availability of the product. During 2003 and 2002, software development costs of $1,605,250 and $2,622,635 were capitalized respectively. Amortization costs were $2,209,338 in 2003 and $1,871,011 in 2002 and are included in cost of revenue in the accompanying Consolidated Statement of Operations. The Company’s policy is to amortize capitalized software development costs by the greater of (a) the ratio of current gross revenues for a product to anticipated gross revenues for that product, or (b) the straight-line method over the estimated economic life of the product, which is estimated at three years.

                 Fixed Assets

                Furniture and equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Maintenance and repairs are charged to expense as incurred. Leasehold improvements are amortized over the shorter of the useful life or the remaining lease term. Depreciation costs were $154,447 in 2003 and $245,690 in 2002.

                 Investment in GlobalStake.com

                At December 31, 2002 the Company owned 19.9% of GlobalStake.com and accounts for the investment under the cost method (see Note 11).

                The Company reviews, on a periodic basis, and whenever events or changes in circumstances indicate that the carrying amount of the asset may not be recoverable, the carrying amount of its investment in GlobalStake.com and other long-lived assets for impairment. Such reviews include estimating the value of the investment using traditional valuation methods including projected discounted cash flows and capitalization of income. In addition to considering GlobalStake.com’s financial performance, such reviews consider prevailing market valuations and the probability of successfully raising needed additional capital from third parties. For 2002, the Company determined that material impairment related to its investment in GlobalStake.com had occurred. The Company recorded a write-down of its investment in GlobalStakes.com of $1,206,293, reflecting a fair value of zero. (see Note 11).

                 Revenue Recognition

                The Company derives revenue from research and development contracts (Contract R&D) with the U.S. Government and from sales of software products and services for Financial Solutions, patent and technology licensing, and commercial business applications of government Security Systems to commercial customers.

                 (a) Contract Revenue

                The Company principally uses the percentage-of-completion method of accounting for contract revenues for both government and commercial projects. The percentage-of-completion method is based on total costs incurred to date compared with estimated total costs upon completion of contracts. The Company charges all losses on contracts to operations in the period when the loss is known. For contracts that do not meet the criteria for the percentage-of-completion method, the Company recognizes contract revenue on a milestone achievement basis. 15% of the fee for government contracts, which is approximately one percent of the total contract award, is retained and may be billed after the final indirect rates are submitted to the government. The final indirect rates are not submitted to the government until they have been reviewed and approved by the Defense Contract Audit Agency (“DCAA”). Revenue on the retained fee is recognized as earned but not billed until the final indirect rates have been approved by the DCAA. As of December 31, 2003, the Company calculated that it had approximately $248,000 of unbilled retained fees on its completed contracts that will be collected in future periods. The Company has not received final overhead rate approval from government agencies for costs incurred during the fiscal years 2001 through 2003. Accordingly, the Company has recorded a rate adjustment reserve of $546,000 related to potential audit agency adjustments to the Company’s indirect overhead rates.

                 (b) Software License and Services

                The Company derives revenue as follows: (i) sale of software licenses to end users, and (ii) services which include consulting, training, and post-contract customer support (“PCS”). This policy establishes the standards for ensuring that the Company recognizes revenue consistently, and in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9.

                Under SOP 97-2, the Company records revenue from licensing of software products to end-users when both parties sign a license agreement, the fee is fixed or determinable, collection is reasonably assured and delivery of the product has occurred. When the agreements include PCS, amounts are deferred and revenue is recognized ratably over the period of the contracts, which is generally twelve months.

                Generally, the Company provides payment terms that range from thirty to ninety days from the invoice date. Accordingly, payment terms that exceed ninety days are not considered fixed or determinable and revenue is recognized as payments become due.

                When contracts contain multiple elements, and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, the Company recognizes revenue for the delivered elements based upon the residual method. VSOE is generally the price for products sold separately or the renewal rate for PCS. Undelivered elements consist primarily of PCS and other services such as consulting, mentoring and training. Services are generally not considered essential to the functionality of the software. The Company recognizes revenue allocated to PCS ratably over the period of the contracts, which is generally twelve months. For revenue related to consulting services, the Company recognizes revenue as the related services are performed. In instances where services are deemed essential to the software, both the software license fee and consulting fees are recognized using the percentage-of-completion method of contract accounting as required under SOP 81-1.

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

                 Earnings Per Share

                Basic earnings per share is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted earnings per share is calculated by dividing net income by the weighted average shares of outstanding common stock and potential common stock outstanding during the period. Potential common stock consists of shares issuable upon the exercise of outstanding common stock options or warrants. All potential common stock is excluded from the calculation if the effect is anti-dilutive.

                A summary of the earnings per share calculation for the years ended December 31, 2003 and 2002 is as follows (in thousands, except per share amounts):

	2003	2002
Basic earnings (loss) per share:
Net income (loss)	$114	$(2,829)
Weighted average common shares	5,720	5,714
Basic earnings (loss) per share	$0.02	$(0.50)
Diluted earnings (loss) per share:
Net income (loss)	$114	$(2,829)
Weighted average common shares	5,720	5,714
Options	139	-

Diluted weighted average common shares	5,859	5,714
Diluted earnings (loss) per share	$0.02	(0.50)

                In 2003, 688,986 options were excluded from the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares. A total of 1,249,094 options were excluded from the computation of diluted earnings per share in 2002 because of the net loss.

                 Accounting for Stock-Based Compensation

                The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148. The Company continues to apply Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations in accounting for the options granted to employees and directors. The Company’s option grants provide that option exercise prices will not be less than fair market value per share on the date the option is granted.

                Had compensation cost been determined under the fair value recognition provisions of SFAS Statement No. 123, as amended by SFAS 148, the Company’s net income and earnings per share would have been reduced to the following pro forma amounts.

	Year Ended December 31,
	2003	2002

Net income (loss), as reported	$114,478	$(2,828,709)
Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects	-	-
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for awards granted,
modified or settled, net of related tax effects	(475,952)	(463,166)

Pro forma net loss	$(361,473)	$(3,291,875)

Earnings (loss) per share:
Basic - as reported	$0.02	$(0.50)
Basic - pro forma	$(0.06)	$(0.58)
Diluted - as reported	$0.02	$(0.50)
Diluted - pro forma	$(0.06)	$(0.58)

                The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2003 and 2002, respectively, risk-free interest rates of 3.7% and 3.8%; expected lives of 5 years for 2003 and 5.5 years for 2002; expected volatility of 75% for both periods; and expected dividend yield of 0% for both periods.

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

                 Recently Issued Accounting Pronouncements

                In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others.” FIN 45 requires that a liability be recorded in the guarantor’s balance sheet upon issuance of a guarantee. In addition, FIN 45 requires disclosure about the guarantees that an entity has issued, including a reconciliation of changes in the entity’s product warranty liabilities. The initial recognition and initial measurement provisions of FIN 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002. The Company adopted the disclosure requirements of FIN 45 for the year ended December 31, 2003. Teknowledge’s software license agreements typically indemnify its customers for intellectual property infringement claims. The Company also warrants to its customers that its software operates substantially in accordance with its specifications. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.

                In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).” EITF 00-21 sets out criteria for determining whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria consider whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of return for the delivered item. EITF 00-21 will be effective for fiscal periods beginning after June 15, 2003. Adoption is effective for interim periods after June 15, 2003 and therefore did not have a material effect on the company’s consolidated financial position, results of operations or cash flows.

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

3.             Other Accrued Liabilities

                Other accrued liabilities as of December 31, 2003 consist of the following:

Provision for indirect rate adjustments and unallowable costs	$546,242
Deferred revenue	256,254
Other	97,044

$899,540

4.             Lease Commitments

                The Company leases facilities and equipment under operating leases. As of December 31, 2003, the Company had facility leases with duration of more than one year in the following locations:

Location	Expires

Palo Alto, California	October 31, 2007
Cleveland, Ohio	October 31, 2005
Chantilly, Virginia	June 30, 2007
Marina Del Rey, California	December 31, 2007

                The remaining obligations under these leases are as follows:

Year Ending
December 31,

2004	$509,792
2005	509,869
2006	469,796
2007	376,520
2008	-

$1,865,977

        Rent expense for the years ended December 31, 2003 and 2002 totaled approximately $478,000 and $670,000, respectively.

5.             Line of Credit

                Effective March 28, 2003, the Company entered into a credit arrangement with a bank to provide financing through March 28, 2004. Under this arrangement the Company may borrow a maximum $3,000,000 against 80% of eligible receivables at an initial rate of 1.5% over the WSJ prime interest rate with a floor of 4.25%. The minimum monthly finance charge is $3,000. The line includes one financial covenant tied to EBITDA earnings, calculated beginning with the quarter ended June 30, 2003, and monthly reporting requirements for accounts payable and accounts receivable. Starting from December 1, 2003, the rate was reduced to 1.0% over the WSJ prime interest rate with a floor of 4.25%. The line also includes quarterly financial statement reporting. The Company has borrowed a total of $959,823 as of December 31, 2003 and had $156,000 unused capacity at February 29, 2004. At December 31, 2003, the Company was in compliance with its loan covenants with the lender.

                Effective March 28, 2004, the Company renewed its line of credit. The new agreement extends the term of the line from one year to two years ending March 28, 2006 and increases the credit limit from $3,000,000 to $4,000,000. Under the arrangement the Company may borrow a maximum of the lesser of $3,000,000 or 80 percent of eligible receivables at an initial rate of 1.0 percent over the Wall Street Journal prime interest rate (currently 4.00%) with a floor of 4.25%. The line includes select financial covenants tied principally to net income projections in the next two years. In conjunction with the credit line, the Company requested and received a $1,000,000 term loan sub-facility. The term loan is for a two-year term at an initial interest rate of 3.0 percent over the Wall Street Journal prime rate with a floor of 4.25%. The Company will likely borrow against this facility in the first quarter of 2004. The proceeds will be used to supplement existing cash reserves and for general operations.

                In connection with the original credit facility dated on March 27, 2003, the Company granted a warrant exercisable for 15,000 shares of Common Stock of the Company at an exercise price of $3.00 per share. The warrant has a five-year term and is exercisable in whole or in part from the first anniversary of the issue date to the expiration date of March 27, 2008. The Company has no obligation to register the warrant or the shares issuable on exercise or conversion of the warrants. In addition, the Company granted a warrant exercisable for 15,000 shares of Common Stock in connection with the March 28, 2004 term loan at $7.00 per share. The warrant is exercisable in whole or in part from the first anniversary of the issue date to the expiration date of March 1, 2009. The fair value of the warrants is amortized over the term of the agreements.

6.              Income Taxes

                The Company accounts for income taxes using an asset and liability approach for computing deferred income taxes based on enacted tax laws and rates applicable to the period in which the differences between the tax basis and financial reporting basis of assets and liabilities reverse.

                The provision for income taxes differs from the statutory U.S. Federal income tax rate due to the following:

	2003	2002
Provision (benefit) at U.S. statutory rate	34.0%	(34.0)%
State income tax (benefit), net of federal tax effect	5.2	(5.2)
Tax Credit/Change in valuation allowance	(40.9)	35.5
Net operating losses not allowed at the state level	-	3.6
Benefit of tax credit carryforwards	-	-
Other	1.7	0.1

Effective tax rate	0.0%	0.0%

The components of the net deferred income tax asset as of December 31, 2003 are as follows:

                        Net operating loss carryforwards                   $ 14,565,041
                        Tax credit carryforwards                                943,856
                        Cumulative temporary differences                       (409,082)

                                                                             15,099,815
                        Valuation allowance                               (14,331,815)

                        Net deferred tax asset                             $    768,000

                The Company believes sufficient uncertainty exists regarding the realizability of its net deferred income tax assets, because the net operating loss and tax credit carryforwards may expire before they can be utilized, and accordingly, a valuation allowance has been established to reduce the asset to the amount we estimate will be realized. The realization of the net deferred income tax asset is also dependent on generating sufficient taxable income in future years. Management believes it is more likely than not that the net deferred income tax asset, as recorded, will be realized. Management’s assessment of the realizability of the recorded net deferred income tax asset is based on both future reversals of existing taxable temporary differences, future generation of taxable income from operations, and tax planning strategies that the Company intends to implement in order to avoid the expiration of net operating loss carryforwards. The typical tax strategy includes tax-planning efforts that the Company ordinarily might not take in the regular course of business, such as the sale of property, technology, or other assets that have significant economic value. The Company believes that its IP portfolio contains significant economic value, and the sale of one or more of its patents could generate taxable income of at least $3,000,000. As a result of two previous litigations over a single patent, the Company received gross settlement amounts in excess of $2,000,000.

                In addition to generating taxable income from operations or selling property, technology, or other assets, the Company is scheduled for a Markman hearing in June 2004. Although the outcome is outside of the Company’s control, the Company believes a favorable court ruling could accelerate the outcome of ongoing negotiations and result in a settlement with one or more of the defendants, generating significant royalties and taxable income. Teknowledge has a contingency fee arrangement with its outside attorney, thus limiting the potential impact that legal fees could potentially have on the Company’s consolidated financial position or results of operations.

                At December 31, 2003, the Company had net operating loss carryforwards of approximately $43 million available to offset future Federal taxable income. These loss carryforwards expire through the year 2023 as follows:

                        2004                                          $ 9,000,000
                        2005                                           11,000,000
                        2006                                            7,000,000
                        2007                                            9,000,000
                        2008                                            4,000,000
                        Remainder                                       3,000,000

                                                                      $43,000,000

                In 2003, $10 million of net operating losses expired. The availability and timing of the amount of prior losses to be used to offset taxable income in future years may be limited due to various tax law provisions, including any change in ownership interest of the Company resulting from significant stock transactions.

7.             401(k) Plan

                The Company has a 401(k) plan and participants in the plan may make a contribution as a percentage of their gross wages subject to the applicable government limits. The Company matches 5% of contributions on eligible wages. The Company matching contribution vests at 20% per year over a five-year period. The Company contributed approximately $198,000 and $215,000 to the plan during 2003 and 2002, respectively.

8.             Stockholders’ Equity

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

                 Stock-Based Compensation Plans

                The Company has two stock option plans accounted for under the recognition and measurement principles of APB Opinion 25. The stock option plan for employees is called the Teknowledge Corporation 1998 Stock Option Plan (the “1998 Plan”) and the stock option plan for Directors called the 2003 Teknowledge Plan for Non-Employee Directors (the “Directors’ Plan”).

                The aggregate number of shares issued under the 1998 Plan may not exceed 2,345,101 shares of Common Stock and 426,819 shares were available for future grant as of December 31, 2003. The Board of Directors has granted options to employees that are either incentive stock options (“ISO”) or non-statutory stock options (“NSO”). For ISO, the exercise price of the common stock options may not be less than the fair market value on the date of grant. For NSO, the exercise price of the common stock may not be less than 85% of the fair market value of the common stock on the date of grant. Options that have been granted normally vest in quarterly increments starting the second year of a four-year term and expire ten years after the grant date.

                The aggregate number of shares issued under the Directors’ Plan may not exceed 140,000 shares of Common Stock and 29,250 shares were available for future grant as of December 31, 2003. Under this plan, non-employee directors are entitled to receive annual option grants to purchase 3,000 shares of Common Stock on their initial election to the Board and thereafter on the anniversary date of their election to the Board. The Company, under the Directors’ Plan may grant options to purchase Common Stock in lieu of cash payments for directors’ fees. Options, which are granted at fair market value, are exercisable one year after the grant date and expire ten years from the grant date.

                As of December 31, 2003, the following number of shares of Common Stock have been reserved for future issuance under both Plans:

                Teknowledge Corporation 1998 Stock Option Plan                 1,477,919
                2002 Stock Option Plan for Non-Employee Directors                140,000

                                                                               1,617,919

                A summary of the status of the Company’s stock option plans as of December 31, 2003 and 2002 is presented below:

                                                  2003                         2002
                                                          Weighted                Weighted
                                                          Average                 Average
                                          Options        Ex Price      Options    Ex Price

        Outstanding at beg. of  year   $ 1,249,094        $  3.26     1,261,895   $  3.44
        Granted                             98,038           3.03       126,116      1.66
        Exercised                         (19,503)          1.83      (18,583)     2.18
        Forfeited                        (165,779)          2.49     (120,334)     3.63

        Outstanding at end of year       1,161,850        $  3.37     1,249,094   $  3.26

        Exercisable at end of year         982,374        $  3.39       827,606   $  3.33
        Weighted average fair value
        per option granted             $      2.16                      $  2.11

                The following table summarizes information about stock options outstanding at December 31, 2003:

                                  Options Outstanding                         Options Exercisable
                                                   Wtd Avg
               Range of                          Contractual       Wtd Avg             Wtd Avg
              Ex Prices                              Life          Ex Price            Ex Price
                ($'s)              Options         (Years)          ($'s)    Options    ($'s)

            0.05  -  1.00               9,523        8.1            0.87       9,523     0.87
            1.01  -  2.00             125,234        7.3            1.35      76,451     1.43
            2.01  -  3.00             383,088        6.5            2.14     359,337     2.13
            3.01  -  4.00             230,005        6.8            3.78     174,659     3.75
            4.01  -  5.00             389,500        6.2            4.75     340,311     4.72
            5.01  - 11.25              24,500        5.8            7.98      22,093     8.15

            0.05  - 11.25           1,161,850        6.6            3.37     982,374     3.39

9.              Other Income (Expense)

                                                         2003              2002

        Interest income                               $      2,167     $     11,682
        Interest expense                                  (57,771)        (66,934)
        Claim related to prior closed contract                   -         (297,147)
        Subcontractor cost recovery                              -           93,759
        Other                                               64,686            5,497

                                                      $      9,082     $   (253,143)

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

                The Attorneys subsequently filed a Complaint on July 16, 2003 in the United States District Court for the District of Northern California, Teknowledge Corporation v. Yahoo! Inc., Microsoft Corporation, and AOL Time Warner, Inc. The Complaint stated a claim for patent infringement of the ‘175 patent and named Yahoo! Inc., Microsoft Corporation and AOL Timer Warner, Inc. as defendants. The claims asserted in this complaint concern the alert and notification features of the ‘175 patent, which can be utilized to deliver alerts to users concerning changes to data items of interest on a web pages or availability of software updates. Microsoft filed a counterclaim on February 3, 2004, claiming that Teknowledge infringed on two of its patents, one for electronic bill payments, and the other for information aggregation. Teknowledge considers these counterclaims to be without merit.

                Because of the nature of the Fee Agreement, the Company does not believe that the outcome of this legal matter will have a material adverse effect on the Company’s consolidated results of operations or consolidated financial position.

                Teknowledge moved in November 2002 to new subleased headquarters in the same Harbor complex that it has been in for over 17 years. On March 24, 2003, Teknowledge was sued for breach of contract by its former landlord, Harbor Investment Partners (“Harbor”). At issue is the differential in rent due during the lease negotiation period, less Teknowledge’s deposit, certain unfunded improvements, and common area credits. Harbor Investment Partners is seeking $172,000 for the differential in rent due from the period of April 4, 2002 through November 15, 2002. On April 23, 2003, Teknowledge filed a counter-claim against Harbor Investment Partners in the amount of $127,620 for breach of contract related to the deposit, improvements, and fees. The case was settled in the Company’s favor on December 31, 2003. The Company received $50,000 from Harbor to eliminate the old lease and entered a new 46-month lease effective January 1, 2004.

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

                The Company’s CEO represents Teknowledge in one out of six seats on the Board of Directors of GlobalStake.com. He owns approximately 7% of the common shares on a diluted basis at December 31, 2003. These are nonvoting shares.

12.             Segment Reporting

                The Company provides software products and consulting services for government and commercial applications through five interdependent operating units. The chief decision maker, the Company’s CEO, views the operating units as an interdependent matrix of technical personnel, management and engineering services, technology and other resources that are shared in the course of business. Discrete financial information is not available for each operating unit, other than revenue and cost of revenue information. Moreover, the Company does not account for or report to the CEO its assets or capital expenditures by operating unit. Operating costs and expenses are managed by functional areas. Decisions about resource allocation are based on utilization rates of the employees. Performance assessment for managers in any operating unit is based primarily on technical performance and overall profitability of the Company. The Company views the five operating units as operating within two reportable segments, government and commercial. The commercial segment includes Financial Solutions, patent and technology licensing, and the commercial business applications of Security Systems. The government segment includes the government-sponsored operations of the following business units: Security Systems, Training Systems, Distributed Systems, and Knowledge Systems.

                Financial information about segments (in thousands):

                                                   Commercial       Government     Total
                Year ended December 31, 2003:

                Revenues                             $  4,092         $  7,316   $  11,408
                Cost of revenue                         3,947            4,451       8,398

                Gross profit (loss)                  $    145         $  2,865   $   3,010

                Year ended December 31, 2002:

                Revenues                             $  2,861         $  8,256   $  11,117
                Cost of revenue                         3,951            5,214       9,165

                Gross profit                         $ (1,090)        $  3,042   $   1,952
                                                       ==============   =======     ======

        Revenue for customers in the United States of America represented approximately 89% and 96% in 2003 and 2002, respectively.

13.             Unaudited Quarterly Financial Data

                                                 Quarterly Results Summary
                                           (In thousands, except per share date)
                                                 First      Second   Third    Fourth         Total
        Year ended December 31, 2003:

        Revenues                                 $ 3,069   $ 2,672  $ 3,041  $ 2,626 (2)    $11,408
        Gross profit                                 892       861      960      297          3,010
        Net income (loss)                            187        97      204     (374) (3)       114
        Diluted net income (loss) per share         0.03      0.02     0.04    (0.07)          0.02

        Year ended December 31, 2002:

        Revenues                                 $ 3,013   $ 3,144  $ 2,730  $ 2,230        $11,117
        Gross profit                                 566       854      514       18          1,952
        Net income                                  (283)       12     (382)  (2,176)(1)     (2,829)
        Diluted net income per share               (0.05)        -    (0.07)   (0.38)         (0.50)
(1) Q4 2002 includes $1,206,793 write off of GlobalStake.com investment and $400,000 government rate reserve
(2) Q4 2003 includes a favorable adjustment to the government rate reserve estimate of $174,000
(3) Q4 2003 includes a $115,000 reversal of previously accrued bonuses due to a change in an offsite employee compensation plan