Form 10KSB/A
period 2003-12-31
TEKNOWLEDGE CORP
filed 2004-04-29
CIK 716214

        Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 15(a) of the Exchange Act

        The Board of Directors currently consists of six members: Neil A. Jacobstein (Chairman), Dr. Larry E. Druffel, Ivan L. Lustig, General Robert T. Marsh (Ret.), Benedict O’Mahoney, and James C. Workman. Mr. Workman has elected not to stand for reelection at the 2004 Annual Meeting. The Board of Directors is comprised of three classes of directors, each class consisting of one-third of the Board, with one class of the Board being elected each year. At each annual meeting thereafter, nominees for directors in the class whose term is expiring are voted upon, and upon election, such director would serve a three-year term.

        Neil A. Jacobstein. Mr. Jacobstein, 49, has served as Chairman of the Board, Chief Executive Officer and President of Teknowledge since November 1999. He served as President, Chief Operating Officer, and a Director of Teknowledge from January 1993 to November 1999. After joining Teknowledge in 1984, Mr. Jacobstein was promoted over a nine-year period to: Senior Knowledge Engineer, Manager of the Research and Advanced Development Group, Vice President and General Manager of Research and Advanced Systems Development, and Vice President and General Manager of the Knowledge Systems Division. Mr. Jacobstein initiated Teknowledge’s eCommerce business unit in 1996. In 1998, he was appointed to the Technology Advisory Board of the U.S. Army’s Simulation, Training, and Instrumentation Command (STRICOM). Prior to joining Teknowledge, Mr. Jacobstein was a Graduate Research Intern and consultant at Xerox PARC, and a Research Associate at CBNS. Since 1992, he has served as the Chairman of the Board of Directors of the Institute for Molecular Manufacturing, a private nonprofit organization. Since November 1999, he has served as a Director of GlobalStake.com, a privately held company offering commercial real estate mortgages, in which Teknowledge has a 19.9% ownership interest. In 1999, Mr. Jacobstein was elected a Henry Crown Fellow in the Aspen Institute’s executive leadership program

        Dr. Larry E. Druffel. Dr. Druffel, 63, was appointed to the Board of Directors in April 1997. Since 1996, he has served as President and a Director of the South Carolina Research Authority (SCRA), a public, non-profit, information technology and R&D organization. He holds a Doctorate Degree in Computer Science from Vanderbilt University and a Master’s Degree in Computer Science from the University of London, and was a director of the Software Engineering Institute at Carnegie-Mellon University from 1986 to 1996. He is Chairman of the Board of the Advanced Technology Institute, a private non-profit corporation. Since 2001, he has served as a member of the Board of Directors of Environmental Enterprise Group, a private environmental clean up company.

        Ivan L. Lustig. Mr. Lustig, 44, was elected to the Board in March 2001. Since 1999, Mr. Lustig has served as Managing Director and Head of Media Investment Banking of ABN AMRO Inc., one of the largest public financial institutions in Europe. Prior to that, he spent eleven years at Schroder & Company, a public investment company, operating primarily in the United Kingdom. Mr. Lustig held the position of Managing Director and Head of U.S. Media and Communications Investment Banking at Schroder and Company from 1995 to 1999. Mr. Lustig is a Trustee of the American Museum of the Moving Image and a member of the Socrates Society of the Aspen Institute. Mr. Lustig holds Bachelor of Science, Master of Engineering, and Master of Business Administration degrees from Cornell University.

        General Robert T. Marsh (Ret.). General Marsh (retired four-star Air Force general), 79, was elected a director of American Cimflex Corporation (a predecessor to the Company) in 1987. He served as Chairman of the Board of Thiokol Corporation, an aerospace and defense contractor company, until his retirement in 1991. On April 20, 2001, General Marsh retired as Executive Director of the Air Force Aid Society, a non-profit charitable organization serving the Air Force community, a position he had held since 1995. In 1997, he served as Chairman of the President’s Commission on Critical Infrastructure Protection. General Marsh joined the Board of SI International, an information technology company, in December 1998, and continues to serve on its Board. He serves as Chairman of the Board of Verint Technology Inc., a public company in the communications industry, and he is a trustee emeritus of MITRE Corporation, a private company specializing in information technology. General Marsh is Chairman of the Company’s Finance and Audit Committee.

        Benedict O’Mahoney. Mr. O’Mahoney, 44, is Vice President of Administration and Legal Affairs of Teknowledge. Mr. O’Mahoney was elected to the Board in November 1999. Mr. O’Mahoney joined the Company in 1996 as Corporate Counsel and he was promoted to Vice President of Administration and Legal Affairs in October 1999. From 1991 to 1996, Mr. O’Mahoney practiced intellectual property law, and he served as General Counsel for Slatt Mortgage Company from 1988 to 1995. Mr. O’Mahoney serves on the Board of Directors of the Virtual Reality Education Foundation, a non-profit organization.

        James C. Workman. Mr. Workman, 61, has served on the Board since October 20, 1992. He served as Chairman of the Board, Chief Executive Officer, and President of Teknowledge on an interim basis from October 1992 to January 1993. With the appointment of Dr. Hayes-Roth, the former Chief Executive Officer of Teknowledge who resigned in November 1999, and Mr. Jacobstein to executive positions in 1993, Mr. Workman resigned from his interim executive officer position but retained a seat on the Board. Mr. Workman is active in several community organizations in Wisconsin. He is a member of the Executive Council and Board of Trustees of the Diocese of Fond Du Lac. His primary employment is as a self-employed attorney/consultant. Mr. Workman is Chairman of the Company’s Human Resources Committee.

Executive Officers

        The following is certain information regarding the Company’s other executive officer who is not a member of the Board of Directors.

        Dennis A. Bugbee, 57, has served as Vice President of Finance, Chief Financial Officer, and Secretary of the Company since April 2000. Mr. Bugbee joined the Company in 1990 as the Division Controller for the Knowledge Systems Division in Palo Alto, California. He was promoted to Director of Finance in March 1993 and shortly thereafter to the positions of Treasurer and Corporate Secretary. Prior to joining the Company, Mr. Bugbee held the position of Accounting Manager with TRW’s Space and Defense Sector.

Item 10. Executive Compensation

Executive Compensation

        The following table sets forth the cash compensation paid to the Chief Executive Officer and the two most highly compensated executive officers of the Company whose annual salary and bonus exceeded $100,000 for all services to the Company in the fiscal years ended December 31, 2003, 2002, and 2001.

SUMMARY COMPENSATION TABLE

		Annual Compensation

Name and Principal Position	Year	Salary	Bonus
		$(1)	$(2)

Neil Jacobstein, Chair, Pres, CEO	2003	246,000
	2002	240,350
	2001	202,999	151,605

Benedict O'Mahoney, VP Adm & Legal	2003	129,150
	2002	130,700	30,750
	2001	131,971	30,750

Dennis Bugbee, VP and CFO	2003	155,101
	2002	145,614	12,150
	2001	141,894	10,125

(1)	Includes 401(k) deferred compensation and 5% Company matching provision.
(2)	The bonuses set forth in this column are generally paid after the conclusion of the annual audit following the year to which they relate. Mr. Jacobstein did not request a bonus in 2002 or 2003. Mr. O’Mahoney’s and Mr. Bugbee’s bonuses were accrued in 2002 but have not been paid.

FISCAL YEAR-END OPTION VALUE

        The following table provides the specified information concerning unexercised options held as of December 31, 2003, by the persons named in the Summary Compensation Table above. There were no exercises of options by the executive officers named in the Summary Compensation Table above during the fiscal year ended December 31, 2003.

Name	Number of Securities Underlying Unexercised Options at FYE (Exercisable/Unexercisable) (#)	Value of Unexercised In-the-Money Options at FYE (Exercisable/Unexercisable) ($)(1)

Neil Jacobstein, Chair, Pres, CEO	-/-	-/-

Benedict O'Mahoney, VP Adm & Legal	72,000/-	69,700/-

Dennis Bugbee, VP and CFO	65,000/-	68,913/-

(1)

The value of unexercised in-the-money options is determined by multiplying the number of shares under the option by the difference between the December 31, 2003, closing price of $3.70 and the grant price.

Directors’ Compensation

        Directors’ Fees. Each non-employee member of the Board of Directors is entitled to received cash compensation totaling $10,000 per year, which is paid in quarterly increments of $2,500. However, each non-employee member may elect to receive stock grants in lieu of cash compensation in accordance with the terms of the Directors’ Option Plan described below. In addition to their regular compensation, directors are entitled to be reimbursed for related travel, lodging, and other expenses in attending board and committee meetings.

        Directors’ Option Plan. The Company adopted a new Stock Option Plan for Non-Employee Directors that was approved by the stockholders at the 2002 Annual Meeting. The Directors’ Plan provides that each non-employee director shall be granted, on the date such director becomes a director, an initial option to purchase 3,000 shares of Common Stock, and on the date of each annual meeting thereafter, each continuing non-employee director shall be granted an additional option to purchase 3,000 shares of Common Stock. In addition, prior to any quarter, the Board may elect to grant stock options to each non-employee director in lieu of the $2,500 quarterly fee for service. The number of shares subject to each director fee option would be equal to (a) $2,500, divided by (b) the fair market value of a share of Common Stock on the first business day of the quarter, rounded down to the nearest whole share. Each stock option granted to a director is fully vested on the date of grant and has an exercise price per share equal to the fair market value of a share of Common Stock on the date of grant.

Employment Contracts and Termination of Employment and Change of Control Arrangements

        Neil Jacobstein, Chairman of the Board, Chief Executive Officer, and President, has an employment agreement with the Company that provides for a 2004 base salary of $234,000. Mr. Jacobstein’s salary has been frozen at this level since 2002. In addition, he did not request a bonus for 2002 or 2003, nor has he been granted stock options since 1994. Mr. Jacobstein’s employment agreement includes an incentive compensation plan that provides for additional compensation when certain target objectives are achieved in six strategic categories that have been determined and assessed by the Board of Directors to a maximum of 120% of his annual base salary. Mr. Jacobstein has a severance package that entitles him to severance benefits equal to his most recent twelve-month salary and bonus. In the event of a change of control, defined as any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation, Mr. Jacobstein will be entitled to the following severance benefits: (i) full accrued salary and vacation pay, (ii) accrued incentive compensation awarded or determined to be awarded by the Board of Directors, (iii) insurance coverage, (iv) retirement benefits, and (v) a lump sum severance payment equal to two times the total cash compensation (salary and bonus) for the previous two years.

Item 11. Security Ownership of Certain Beneficial Owners and Management

        The following table sets forth certain information concerning the beneficial ownership of Common Stock as of April 29, 2004 by persons known to the Company to own beneficially more than 5% of the Common Stock, by each of the directors and nominees for director of the Company, by each of the executive officers named in the Summary Compensation Table, and by all directors and executive officers of the Company as a group.

Name and Address of Beneficial Owner(1)	Common Stock Owned Beneficially(2)		Percent(3)

Neil A. Jacobstein(4)	710,857	(5)	12.4%

Dennis A. Bugbee(4)	112,472	(6)	1.9%

Benedict O'Mahoney(4)	72,000	(7)	1.2%

Robert T. Marsh(4)	39,748	(8)	*

James C. Workman(4)	28,000	(9)	*

Larry E. Druffel(4)	41,748	(10)	*

Ivan L. Lustig(4)	19,748	(11)	*

All Directors and Executive Officers of	1,024,573	(12)	17.1%
the Company as a Group (7 Persons)

              * Less than 1%

(1)

Except as otherwise indicated, the persons named in this table have sole voting and investment power with respect to all shares of Common Stock shown as beneficially owned by them, subject to community property laws, where applicable, and to the information contained in the footnotes to this table.

(2)

All share numbers have been adjusted to give effect to a one-for-five reverse stock split on December 22, 1998. Under the rules of the Securities and Exchange Commission, a person is deemed to be the beneficial owner of shares that can be acquired by such person within 60 days upon the exercise of options.

(3)

Calculated on the basis of 5,735,754 shares outstanding as of April 29, 2004, provided that any additional shares of Common Stock that a stockholder has the right to acquire within 60 days after April 29, 2004, are deemed to be outstanding for purposes of calculating that stockholder’s percentage beneficial ownership.

(4)	The address of all directors and executive officers is the Company’s Executive Offices located at 1800 Embarcadero Road, Palo Alto, California 94303.
(5)	Includes 20,000 shares owned by Mr. Jacobstein’s spouse; however, Mr. Jacobstein disclaims beneficial ownership.
(6)	Includes [65,000] shares that may be purchased upon the exercise of employee stock options that are currently exercisable or will become exercisable within 60 days of April 29, 2004.
(7)	Includes [72,000] shares, which may be purchased upon the exercise of employee stock options that are currently exercisable or will become exercisable within 60 days of April 29, 2004.
(8)	Includes [39,748] shares that may be purchased upon the exercise of director stock options that are currently exercisable or will become exercisable within 60 days of April 29, 2004.
(9)

Includes [24,000] shares that may be purchased upon the exercise of director stock options that are currently exercisable or will become exercisable within 60 days of April 29, 2004. Includes 4,000 shares beneficially owned by Mr. Workman’s spouse.

(10)	Includes [31,748] shares that may be purchased upon the exercise of director stock options that are currently exercisable or will become exercisable within 60 days of April 29, 2004.
(11)	Includes [19,748] shares that may be purchased upon the exercise of director stock options that are currently exercisable or will become exercisable within 60 days of April 29, 2004.
(12)	Includes options for [252,244] shares that are currently exercisable or will become exercisable within 60 days of April 29, 2004.

Item 12. Certain Relationships and Related Transactions

        In November 1999, Teknowledge agreed to provide patent licenses, technology, and $1,200,000 in seed money for a web-based company, GlobalStake.com, which was spun off from Teknowledge. The Company’s investment in GlobalStake.com’s Series A preferred stock represents a 19.9% ownership interest. GlobalStake.com began by offering full-service, discounted consumer real estate transactions on the Internet, but in December 2000 it modified its strategy to focus on a business-to-business model for conducting commercial real estate mortgages.

        In the fourth quarter of 2002, the Board of Directors and management reviewed the performance and prospects of GlobalStake.com, the difficult environment for raising capital for development stage companies, and the undivided interest in Teknowledge intellectual properties using traditional valuation methods, including projected discounted cash flows and capitalization of income. The Board and management considered GlobalStake.com’s 2002 performance, but also comparative market valuations, as well as the probability of successfully raising needed additional capital from third parties, and thus have determined that its investment is impaired. Based on the resulting analysis of the investment’s fair value, and the belief that this condition is other than temporary, Teknowledge recorded a non-cash charge of $1,206,293 to reduce the carrying value of this investment to its estimated fair value of zero.

        Neil Jacobstein, Chief Executive Officer of Teknowledge, represents Teknowledge in one out of six seats on the Board of Directors of GlobalStake.com. He owns approximately 7% of the common shares of GlobalStake.com on a diluted basis at December 31, 2003. These are nonvoting shares.