Form 10QSB
period 2004-03-31
TEKNOWLEDGE CORP
filed 2004-05-17
CIK 716214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

     (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at April 1, 2004

Common Stock, $0.01 par value	5,735,754

TABLE OF CONTENTS

			Page No.
	PART I.	FINANCIAL INFORMATION

Item 1.		Unaudited Condensed Financial Statements

		Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003	3

		Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
		for the three months ended March 31, 2004 and 2003	4

		Condensed Consolidated Statements of Cash Flows for the three months ended
		March 31, 2004 and 2003	5

		Notes to the Condensed Consolidated Financial Statements	6

Item 2.		Management's Discussion and Analysis of Financial Condition and Results of
		Operations	11

Item 3.		Controls and Procedures	23

	PART II.	OTHER INFORMATION

Item 1.		Legal Proceedings	24

Item 6.		Exhibits and Reports on Form 8-K	25

Signatures			26

Exhibits 31.1 and 31.2 (the 302 certifications)	27

Exhibits 32.1 and 32.2 (the 906 certifications)	29

Exhibit 10.1 (Business Financing Modification Agreement)	31

PART I. FINANCIAL INFORMATION

TEKNOWLEDGE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) March 31, 2004	December 31, 2003
ASSETS

Current assets:
Cash and cash equivalents	$1,689,959	$1,045,402
Receivables:
Billed, net of allowance of $43,700 and $39,000, respectively	1,459,250	1,480,957
Unbilled	111,597	334,142

Total receivables	1,570,847	1,815,099

Deferred income taxes	768,000	768,000
Deposits and prepaid expenses	140,539	140,457

Total current assets	4,169,345	3,768,958

Capitalized software development costs, net of accumulated
amortization of $5,904,802 and $5,352,010, respectively	3,945,640	4,156,210

Fixed assets, at cost
Computer and other equipment	3,616,200	3,613,158
Furniture and fixtures	127,374	122,834
Leasehold improvements	845,960	845,510

	4,589,534	4,581,502
Less: Accumulated depreciation and amortization	(4,480,383)	(4,455,997)

	109,151	125,505

Total assets	$8,224,136	$8,050,673

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
Accounts payable	$996,683	$1,106,881
Line of credit	959,823	959,823
Current portion of note payable	500,000	-
Payroll and related liabilities	789,472	912,138
Other accrued liabilities	818,975	899,540

Total current liabilities	4,064,953	3,878,382

Long-term note payable	500,000	-

Stockholders' equity
Preferred stock, $.01 par value, authorized 2,500,000 shares
Series A Convertible Preferred Stock, none issued	-	-
Common stock, $.01 par value, authorized 25,000,000 shares,
5,735,754 and 5,735,254 shares issued and outstanding
at March 31, 2004 and December 31, 2003, respectively	57,358	57,353
Additional paid-in capital	1,862,170	1,861,110
Retained earnings since January 1, 1993
(following quasi-reorganization)	1,739,655	2,253,828

Total stockholders' equity	3,659,183	4,172,291

Total liabilities and stockholders' equity	$8,224,136	$8,050,673

The accompanyingnotes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPERHENSIVE INCOME (LOSS)

	Three Months Ended March 31,
	2004	2003

Revenues	$2,159,125	$3,068,865
Cost of revenue	1,908,524	2,177,243

Gross profit	250,601	891,622
Operating expenses:
General and administrative	549,415	595,941
Sales and marketing	85,777	94,070
Research and development	116,472	-

Total operating expenses	751,664	690,011

Operating income (loss)	(501,063)	201,611
Other income (expense), net	(13,111)	(14,308)

Net income (loss) and comprehensive income (loss)	$(514,174)	$187,303

Net income (loss) per share:
Basic	$(0.09)	$0.03

Diluted	$(0.09)	$0.03

Shares used in computing net income (loss) per share:
Basic	5,735,732	5,715,751

Diluted	5,735,732	5,719,506

The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2004	2003

Cash flows from operating activities:
Net income (loss)	$(514,174)	$187,303
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	577,178	608,033
Provision for doubtful accounts	4,700	(15,267)
Changes in assets and liabilities:
Receivables	239,552	(591,180)
Deposits and prepaid expenses	(81)	8,456
Accounts payable	(110,198)	323,521
Accrued liabilities	(203,230)	(331,530)

Net cash provided by (used in) operating activities	(6,253)	189,336

Cash flows from investing activities:
Capitalization of software development costs	(342,222)	(536,188)
Purchases of fixed assets	(8,033)	(5,452)

Net cash used in investing activities	(350,255)	(541,640)

Cash flows from financing activities:
Proceeds from the issuance of common stock	1,065	0,000
Proceeds from note payable	1,000,000	196,629

Net cash provided by financing activities	1,001,065	96,629

Net increase (decrease) in cash and cash equivalents	644,557	(155,675)
Cash and cash equivalents at the beginning of period	$1,045,402	$1,113,815

Cash and cash equivalents at the end of period	$1,689,959	$958,140

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$13,391	$15,599

The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2004

1.             Interim Statements

                Teknowledge Corporation (“the Company”), pursuant to the rules and regulations of the Securities and Exchange Commission, has prepared the unaudited condensed consolidated financial statements included herein. Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. These interim statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003. In the opinion of management, these interim statements include all adjustments, consisting of normal, recurring adjustments, which are necessary for a fair presentation of results for such periods. The results of operations for any interim period presented herein are not necessarily indicative of results that may be achieved for the entire fiscal year ending December 31, 2004.

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

                In November 2002, the EITF reached a consensus on Issue No. 00-21, “Accounting for Revenue Arrangements with Multiple Deliverables (“EITF 00-21”).” EITF 00-21 sets out criteria for determining whether revenue on a deliverable can be recognized separately from other deliverables in a multiple deliverable arrangement. The criteria consider whether the delivered item has stand-alone value to the customer, whether the fair value of the delivered item can be reliably determined and the rights of return for the delivered item. EITF 00-21 will be effective for fiscal periods beginning after June 15, 2003. EITF 00-21 was adopted for the year ended December 31, 2003 and did not have a material impact on the financial position or results of the Company’s operations.

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

4.             Capitalized software development costs

                Teknowledge capitalizes software development costs once technological feasibility is reached and continuing until general availability of the product. During the three months ended March 31, 2004 and 2003, software development costs of $342,000 and $536,000, respectively, were capitalized. Amortization costs were $553,000 and $558,000 for the three months ended March 31, 2004 and 2003 respectively. The Company’s policy is to amortize capitalized software development costs by the greater of (a) the ratio of current gross revenues for a product to anticipated gross revenues for that product, or (b) the straight-line method over the estimated economic life of the product, which is estimated at three years.

5.             Earnings (Loss) Per Share

                Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares of outstanding common stock plus the effect of outstanding potentially dilutive securities during the period. Potentially dilutive securities consist of shares issuable upon the exercise of outstanding common stock options and warrants. All potentially dilutive securities have been excluded from the calculation of the net loss per share for the three-month period ended March 31, 2004, as their inclusion would be anti-dilutive.

                Diluted income (loss) per share for the three-month period ended March 31, 2004 excludes the effect of stock options, as their inclusion would be anti-dilutive. The numbers of out-of-the-money stock options excluded for the three-month period ended March 31, 2004 and March 31, 2003 were 538,878 and 1,210,630, respectively.

                A summary of the earnings (loss) per share calculation for the three-month periods ended March 31, 2004 and 2003 is as follows (in thousands, except per share amounts).

	Three MonthsEnded March 31,
	2004	2003
Basic earnings (loss) per share:
Net income (loss)	$(514)	$187

Weighted average common shares	5,736	5,716

Basic earnings (loss) per share	$(0.09)	$0.03

Diluted earnings (loss) per share:
Net income (loss)	$(514)	$187

Weighted average common shares	5,736	5,716
Dilutive potential common shares from stock options	-	4

Diluted weighted average common shares	5,736	5,720

Diluted earnings (loss) per share	$(0.09)	$0.03

6.             Stock-Based Compensation

                Teknowledge accounts for stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS No. 123, “Accounting for Stock Based Compensation” as amended by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock Based Compensation — Transition and Disclosures, an Amendment of SFAS No. 123.” Under the intrinsic value method, Teknowledge does not recognize any compensation expense, when the exercise price of stock options issued to employees and directors is equal to the fair market value of our common stock at the time the options are granted. Had compensation expense been recognized using the fair value-based method under SFAS No. 123, Teknowledge’s pro forma consolidated earnings (loss) and earnings (loss) per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2004	2003

Net income (loss), as reported	$(514)	$187
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for awards granted,
modified, or settled, net of related tax effects	(136)	(58)

Pro forma net income (loss)	$(650)	$129

Earnings (loss) per share:
Basic - as reported	$(0.09)	$0.03

Diluted - as reported	$(0.09)	$0.03
Diluted - pro forma	$(0.11)	$0.02

7.              Revenue Recognition

                Teknowledge derives revenue from research and development contracts (Contract R&D) with the U.S. Government and from sales of software products and services for financial systems, patent and technology licensing, and applications of security systems to commercial customers.

                (a) Contract Revenue

                Teknowledge principally uses the percentage-of-completion method of accounting for contract revenues for both government and commercial projects. The percentage-of-completion method is based on total costs incurred to date compared with estimated total costs upon completion of contracts. The Company charges all losses on contracts to operations in the period when the loss is known. For contracts that do not meet the criteria for the percentage-of-completion method, the Company recognizes contract revenue on a milestone achievement basis. Fifteen percent of the fee, which is approximately one percent of the total contract award, is retained and may be billed after the final indirect rates are submitted to the government. The final indirect rates are not submitted to the government until they have been reviewed and approved by the Defense Contract Audit Agency. Revenue on the retained fee is recognized as earned but not billed until contract completion. As of March 31, 2004, the Company calculated that it had approximately $309,000 of retained fees on its completed contracts to be recognized in future periods. The Company has not received final overhead rate approval from government agencies for costs incurred during the fiscal years 2001, 2002, and 2003. Accordingly, the Company has recorded a rate adjustment reserve of $543,000 related to potential audit agency adjustments to the Company’s indirect overhead rates.

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

                When contracts contain multiple elements, and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, the Company recognizes revenue for the delivered elements based upon the residual method. VSOE of fair value is generally the price for products sold separately or the renewal rates charged to customers for PCS. Undelivered elements consist primarily of PCS and other services such as consulting, mentoring and training. Services are generally not considered essential to the functionality of the software. For revenue related to consulting services, the Company recognizes revenue as the related services are performed. In instances where services are deemed essential to the software, both the software license fee and consulting fees are recognized using the percentage-of-completion method of contract accounting as required under SOP 81-1.

                The portion of fee related to either products delivered or services rendered which is not due under our standard payment terms is reflected in deferred revenue and in unbilled receivables.

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

                Financial information about segments (in thousands):

	Commercial	Government	Total
Three Months ended March 31, 2004:

Revenues	$877	$1,282	$2,159
Cost of revenue	967	941	1,908

Gross profit (loss)	$(90)	$341	$251

Three Months ended March 31, 2003:

Revenues	$581	$2,488	$3,069
Cost of revenue	626	1,551	$2,177

Gross profit (loss)	$(45)	$937	$892

                Revenues from customers in the United States of America represented approximately 97 percent and 92 percent for the three months ended March 31, 2004 and 2003, respectively.

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

Overview of Significant Matters

                Assessment of Opportunities

                This section updates the assessment of our opportunities included in the Company’s annual report on Form 10KSB for the fiscal year ended December 31,2003. The following section will cover specific potential risks facing our business. Teknowledge is a stronger company in several ways than it was in 2003. The TekPortal business has made progress selling a more comprehensive suite of products: an aggregation platform, an OFX product to link aggregated data to Quicken and Money desktop client software, and an ACH Transfer product to enable user-initiated money transfers from account to account. Teknowledge invested $342,000 in its TekPortal software product in the first quarter of 2004, bringing the total investment in TekPortal to nearly $10,000,000. Teknowledge added a large financial services provider partner in 2003, and that partner is now building TekPortal into its offering to banking customers. Our recurring revenue stream, based on the maintenance of installed software, is expected to grow as the Company sells more licenses, as does our pipeline of expected new business opportunities. These factors, plus new sales activity associated with the value-added OFX and ACH Transfers software modules, cause us to expect growth and profitability in the Financial Solutions business in 2004. As a result, gross margins in the second quarter are forecast to exceed first quarter results. Teknowledge now has several large and strong customer reference accounts, including two top ten domestic banks. As always, adoption of new classes of software, however compelling, typically takes longer than expected. We do have a strong sales pipeline for 2004, and barring a major negative event that affects the Company or the banking industry, we expect to see growth in this part of the business. However, we will not achieve reliable quarter-to-quarter profitability until our recurring revenues increase to cover our fixed expenses. In the first quarter alone, our software amortization expenses from prior TekPortal related investments were approximately equal to the loss for the quarter. We expect our recurring revenue base to eventually cover new development expenditures as early as 2005.

                We believe that the upside growth potential is significant for TekPortal related aggregation, OFX, and ACH Transfers software. Offering aggregation software alone in the past did not enable banks to easily generate revenues from aggregation. The banks are attracted by the ability to offer customers aggregation as a new value-added service, but treat it as an optional customer relationship management prospect – unless they can link it with immediate and quantifiable return on investment (“ROI”). The return on investment for aggregation alone is real, but somewhat long term, and difficult to quantify precisely. Our product plan is not to sell aggregation alone, but rather, couple aggregation with value-added software modules that harvest the aggregated data and provide banks with cost reductions and a new revenue stream. Teknowledge accomplished this with its recently introduced TekPortal OFX and ACH Transfers software modules. Teknowledge conducted a web-based seminar on its OFX software with Intuit Corporation, and an ACH Transfers seminar with Celent and Net Bank during 2003. That marked a change in the way Teknowledge sold its TekPortal related products. Teknowledge’s sales strategy changed from a focus on technical capabilities and features to an emphasis on solutions that enhance the customer experience and services revenues, resulting in a direct ROI to the financial institution.

                Teknowledge invested heavily in its ACH Transfer software in 2003 and the first quarter of 2004, largely because it appears that banks and other financial institutions can generate significant additional revenue by installing it and offering this capability to their customers. Independent research reports suggest that the market is likely to be strong and growing for account-to-account funds transfer software. It is still too early to determine the slope of the growth curve for software transfers such as our ACH Transfers product. However, the value of ACH Transfers to the banks is quantifiable, both in terms of cost savings and revenue generation. The penetration of OFX and ACH Transfer software is still at the early adopter stage in the financial services industry, but Teknowledge has experience with the sales partnerships required to “cross the chasm” to adoption by the majority of mainstream mid and small sized banks.

                Teknowledge has nine software patents. Our patent lawsuits against Inktomi, Akamai, and Cable & Wireless were related to the information caching claims in the #6,029,175 Hotbox patent titled: “Automatic Detection of Changed Files By A Network Software Agent.” Since this patent also has claims in the area of information alerts, the Company has an obligation to defend these claims responsibly and proactively. Teknowledge sued Microsoft, Yahoo, and AOL/Time Warner for infringing on the alerts related claims in the Hotbox patent. Management believes that the Company’s patents are strong, and that the value of the patents is quite significant, but only the courts can decide these issues. We have taken most of the downside cost risk out of the lawsuits by engaging the law firm of Goldstein and Faucett on a contingency payment basis. There is the risk that the patents will be invalidated and/or that the legal proceedings will determine that no infringement is present for each of the defendants. However, in the absence of voluntary patent license settlements, the best way to monetize the value of this asset is to enforce Teknowledge’s intellectual property rights in the courts. In the first quarter of 2004, Microsoft counterclaimed Teknowledge’s patent lawsuits with two patent claims, one in the area of bill payment and the other in information aggregation. Teknowledge investigated these claims and found them to be without merit. As a result, Teknowledge plans to file a claim for summary judgment on the Microsoft claims to accelerate the case. The Company is handling most of the Microsoft countersuit in house and does not expect to incur significant legal or related cost. Meanwhile, Microsoft has asked for delays of both the Markman hearing and some depositions. Teknowledge believes that the Company has a strong case against Microsoft (and others) and it will continue to press for fair consideration in a court of law.

                Teknowledge entered 2004 with a solid portfolio of R&D software. This software development is supported by competitive contracts from some of the most sophisticated government R&D sponsors in the world. Specifically, Teknowledge continues to improve its software wrappers, which have many security and training applications in protecting computers from new worms and viruses that may not have a known signature in an antivirus database. The Company expanded its Standard Upper Ontology, and its Middle Ontology, which can be specialized for sophisticated semantic search solutions on the web, as well as computer based problem solving and training solutions. In the first quarter of 2004, Teknowledge strengthened its model based software capabilities, which can be used to design and configure software components to support target models of configurable products such as software radios, and component machine systems. Teknowledge also expanded its training software functionality that includes probabilistic Bayesian belief networks for modeling students or computer users, based on an analysis of their interactions with the computer. These and other R&D software capabilities put Teknowledge in a position to utilize next-generation functionality as infrastructure for new government contracts, as well as potential commercial products, licenses, and applications.

                Teknowledge generated $1.3 million in government contract R&D revenue in the first quarter of 2004, compared to $2.5 million in 2003. Most of this decrease was due to completion of several large contracts in 2003. Replacing these large contracts immediately has been difficult, but we are making important progress on the cyber security front in particular. Our program managers are responsible for continuing to maintain and grow their software R&D portfolios. And, there are some signs of significant new software R&D opportunities going forward, including one from a key DARPA office. This new thrust is a multi-program initiative on developing Cognitive Systems that combine artificial intelligence techniques to produce software that “knows what it is doing.” Teknowledge has deep expertise in this arena. In addition, we have launched a multi-year federal systems strategy to expand beyond contract R&D into government application solutions that can be fielded. The contract opportunities are much larger for application solutions. The product potential is closer to the end of contract deliverables for fielded applications. In addition, there are far more government customers available for application solutions than for R&D. The rewards are much greater in the applications solutions market, and it will take some time to get positioned and win these new contracts. We will continue to propose and deliver on R&D, but we believe that over time Teknowledge’s government contracts business will expand into a significantly larger business than can be sustained by an R&D only operation.

                Overall, Teknowledge has several potentially significant revenue streams and opportunities for growth in 2004. First, the Financial Solutions TekPortal products and services related to Aggregation, ACH Money Transfers, and OFX connectivity to Quicken, and Money will be sold both direct and through large financial service providers. Second, our defense R&D business has cyber security and semantic web capabilities and opportunities that are increasing. Third, we have launched a new initiative on government applications that deliver capabilities with a shorter term ROI. Finally, we have several compelling patent lawsuits in contingency-based litigation against some of the largest software companies in the world. We believe that in spite of a tough first quarter, the outlook for 2004 is positive.

Results of Operations

Revenues

                Revenues for the three months ended March 31, 2004 were $2,159,000, a 30 percent decrease from the three months ended March 31, 2003. Revenues from commercial operations were 41 percent of total revenues compared to 19 percent for the comparable period in 2003. Revenue from government contract R&D was 59 percent of total revenue in the three months ended March 31, 2004, compared to 81 percent for the comparable period in 2003. During the three months ended March 31, 2004, approximately 39 percent of the total revenue was attributed to one agency of the Federal government.

                Government contract R&D revenue for the three months ended March 31, 2004 was $1,280,000, a 49 percent decrease in revenue from the comparable quarter in 2003. The decrease in government revenue is attributed to a decline in government backlog from the comparable period. Several of the Company’s government contracts ended in 2003 and the Company is actively working to replace them with new contracts. Demand for security related contracts appear to be improving. The Company was awarded a $4.3 million subcontract for a U.S. Government Agency in support of U.S. national security objectives at the end of fourth quarter 2003.

                Commercial revenues for the three months ended March 31, 2004 were $877,000, representing a 51 percent increase in revenues from the comparable quarter in 2003. 70 percent of the first quarter commercial revenue was attributed to services for three large financial services customers. In addition, revenues from banks for both TekPortal and non-TekPortal services improved during the quarter. Commercial revenues from license sales to customers were $11,000, compared to $25,000 in 2003. Based on a review of the second quarter forecast, Teknowledge believes commercial revenues will increase in the second quarter over the first quarter 2004 results. In addition to product sales and service opportunities, the Company is actively pursuing patent and technology licensing agreements with large companies that may be infringing on the Company’s patents. During the first quarter of 2004, the Company recorded $3,000 of revenue related to firewall technology.

                The Company predicted that at some point commercial revenues would exceed government contract R&D revenues, and this is in fact what happened in the third quarter of 2003. However, the Company anticipates that during the fiscal year 2004 the segment with the most revenue may fluctuate from quarter to quarter, depending on the specifics of business opportunities, contract wins, market cycles, and intellectual property settlements or rulings.

Costs and Expenses

                Cost of revenues decreased 12 percent to $1,908,000 for the three months ended March 31, 2004, compared to $2,177,000 for the three months ended March 31, 2003. Cost of revenues was 89 percent of total revenues for the three months ended March 31, 2004, compared to 71 percent for the three months ended March 31, 2003. In the first quarter of 2004, the Company spent less on labor and labor related costs, subcontractors, depreciation, and most discretionary expenses. The increase in cost of revenues as a percentage of total revenues is attributed to the relative decline in revenues between periods. The Company plans to contain its spending until the anticipated rebound in the economy results in new contract awards. During the three months ended March 31, 2004, the Company spent approximately $781,000 on billable subcontractors and in-house direct labor compared to $1,160,000 during the comparable quarter in 2003 due to less government contract work. The Company continues to invest in the development of new commercial products but at a reduced rate from the comparable quarter. Non-cash amortization charges from previously capitalized development costs were a significant cost during the period accounting for 26 percent of the cost of revenue. Amortization costs for the first quarter of 2004 were $553,000, compared to $558,000 in the first quarter of 2003. Excluding new software development costs, the expected non-cash amortization expenses for the following year are:

	Q2-04	Q3-04	Q4-04	Q1-05
Amortization expense	$552,000	$551,000	$551,000	$336,000

                General and administrative expenses were $549,000 for the three months ended March 31, 2004, compared to $596,000 for the three months ended March 31, 2003. The decrease in general and administrative costs is primarily the result of a decrease in labor and labor related costs from the comparable period. General and administrative expenses for the three months March 31, 2004, were 25 percent of total revenue compared to 19 percent of total revenue for the three months ended March 31, 2003. As revenue increases, the Company anticipates that general and administrative expenses will decline as a percent of total revenue.

                Sales and marketing expenses were $86,000 for the three months ended March 31, 2004, compared to $94,000 for the three months ended March 31, 2003. The decrease in sales and marketing expenses is attributed to a reduction in discretionary expenditures in the first quarter of 2004. Sales and marketing expenses for the three months ended March 31, 2004 were 4 percent of total revenue compared to 3 percent of total revenue for the three months ended March 31, 2003. Sales and marketing expenses are expected to grow in proportion to the growth in commercial revenues in the future.

                The Company sponsored internal R&D expenses were $116,000 for the three months ended March 31, 2004, compared to $0 for the three months ended March 31, 2003. The Company intends to divert R&D employees to billable government projects when new contracts are awarded. In addition to the sponsored research, Teknowledge invested $342,000 in the development of TekPortal software that was capitalized. R&D expenses for the three months ended March 31, 2004 and 2003 were 5% and 0% of total revenue, respectively.

Non-operating Income and Expenses

                Interest income was $500 for the three months ended March 31, 2004, compared to $1,000 for the three months ended March 31, 2003. Interest expense for the three months ended March 31, 2004 was $13,000 compared to $16,000 for the comparable quarter in 2003. The Company borrowed funds under a new term loan at the end of March 2004. During the first quarter of 2004, the Company maintained a line of credit balance approximately $500,000 below the comparable quarter in 2003. Interest costs declined as a result of the lower balance.

                The effective tax rate was 0 percent for both the three months ended March 31, 2004 and 2003, respectively. An effective tax rate of 0 percent for the current quarter is the result of the Company’s net operating loss carry forward and valuation allowance against the deferred tax assets. The Company’s tax planning strategy supports the current net deferred income tax asset as recorded at March 31, 2004. Management believes it is more likely than not that the net deferred income tax asset, as recorded, will be realized. Management’s assessment of the realizability of the recorded net deferred income tax asset is based on both future reversals of existing taxable temporary differences and tax planning strategies that the Company intends to implement in order to avoid the expiration of net operating loss carry forwards. The typical tax strategy includes tax-planning efforts that the Company ordinarily might not take in the regular course of business, such as the sale of property, technology, or other assets that have significant economic value. The Company believes that its IP portfolio contains significant economic value, and the sale of one or more of its patents could generate taxable income of at least $3,000,000. As a result of two previous litigations over a single patent, the Company received gross settlement amounts in excess of $2,000,000.

                The State of California recently issued a moratorium on the use of net operating losses to offset current taxable income. The Company does not believe that the moratorium will result in significant future tax liability as the Company has sufficient tax credits to offset any resulting tax liability.

Bookings and Backlog

                At March 31, 2004, the expected order backlog was approximately $6.5 million, which consisted of (i) new orders for which work has not yet begun and (ii) revenue remaining to be recognized on work in progress. Of the March 31, 2004 backlog, 87 percent is from government customers, while 13 percent is from Financial Solutions customers. Although Financial Solutions has contributed 41 percent of revenue during the current three-month period, the percentage contribution to backlog is lower than from government customers as Financial Solutions contracts are typically less than nine months in duration. Approximately 59 percent of the backlog consists of government–sponsored programs that are awarded but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The Company expects approximately 44 percent of the backlog to be fulfilled during the remainder of the fiscal year.

Liquidity and Capital Resources

                As of March 31, 2004, Teknowledge had approximately $1,690,000 in cash and cash equivalents, an increase of $732,000 or 76% over the comparable quarter in 2003. During the first quarter 2004, the Company used net cash of $6,000 from its operating activities compared to $189,000 generated in 2003. The Company also invested $342,000 in the development of software products in the first quarter of 2004 compared to $536,000 in 2003. Financing activities include $1,000,000 that was borrowed during the three months ended March 31, 2004 and $197,000 during the three months ended March 31, 2003.

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

                Effective March 28, 2004, Teknowledge renewed its line of credit with a financial institution. The new agreement extends the term of the line from one year to two years ending March 28, 2006 and increases the credit limit from $3,000,000 to $4,000,000. Under the arrangement the Company may borrow a maximum of the lesser of $3,000,000 or 80 percent of eligible receivables at an initial rate of 1.0 percent over the Wall Street Journal prime interest rate (4.00% on April 30, 2004) with a floor of 4.25%. The line includes select financial covenants tied principally to net income projections in the next two years. In conjunction with the credit line, the Company requested and received a $1,000,000 term loan sub-facility. The term loan is for a two-year term at an initial interest rate of 3.0 percent over the Wall Street Journal prime rate with a floor of 4.25%. The Company must maintain a minimum cash balance with the bank of 75% of the aggregate outstanding balance of all term loan advances and achieve preestablished minimum net income performance standards on a quarterly basis. The Company borrowed against this facility in the first quarter of 2004. The proceeds will be used to supplement existing cash reserves and for general operations.

                During the first quarter of 2004, Teknowledge increased its outstanding balance under its credit facilities with the bank to $1,960,000. The Company’s potential borrowing capacity fluctuates based on the amount of accounts receivable generated from revenues. At April 30, 2004, the Company had approximately $2,000 of available borrowing capacity.

                In connection with the renewed credit facility effective on March 28, 2004, the Company granted a warrant exercisable for 15,000 shares of Common Stock of the Company at an exercise price of $7.00 per share. The warrant is exercisable in whole or in part from the first anniversary of the issue date to the expiration date of March 1, 2009.

                At March 31, 2004, Teknowledge was out of compliance with its net income covenant with the bank. Teknowledge requested a waiver of this covenant and it was granted in May 2004 subject to the following changes: 1) the interest rate on the line of credit and term loan was increased to 2% and 4% over the Wall Street Journal prime, respectively, and 2) the minimum cash balance to be maintained in the bank was increased to 100% of the monthly net term loan balance for balances above $500,000. These changes are subject to modification after two consecutive quarters of profitability.

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

Revenue Recognition and Allowance for Doubtful Accounts

                Revenue on software licenses and services is recognized when persuasive evidence of an arrangement exists,the price is fixed and determinable, delivery has occurred, there is a reasonable assurance of collection on the resulting receivable and vendor specific objective evidence exists to allocate the total fee among all delivered and undelivered elements in the arrangement. Teknowledge customarily obtains written purchase authorizations from customers for a specific product at a fixed price and considers delivery to have occurred at the time of shipment. The software is delivered to the customer electronically or on a CD. Revenue is typically recognized on shipment of product software; however, if the software is subject to customer acceptance or contract terms that do not satisfy all of the above-mentioned criteria, revenue is recognized upon customer acceptance or when all revenue recognition criteria have been met. If the Company acts as a principal in a third party arrangement it may report the pass-through costs separately in its revenue and costs; however, if the Company acts as an agent in the transaction the costs and revenue are offset in the cost of revenues. Occasionally, customer contracts contain refund or warranty clauses that could affect revenue recognition. Teknowledge evaluates these clauses carefully; however, the Company has not experienced a refund or warranty recall and the likelihood of such an event is not predictable nor is it judged material at this time. Revenue from software consulting services is generally recognized on a time and materials basis; however, depending on the terms of the contract, the service element may be recognized on a milestone achievement or a percentage-of-completion basis. Revenue recognized under the percentage-of-completion basis requires the use of project cost estimates. Project cost estimates are revised periodically and changes affecting the amount of revenue recognized are recorded when they become known. Revenue from research and development contracts is generally recognized over applicable contractual periods as specified by each contract and as costs related to the contracts are incurred.

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

Accounting for Income Taxes

                Teknowledge records a valuation allowance to reduce its net deferred tax assets to the amount that it believes is more likely than not to be realized. The Company considers reversing taxable temporary differences, tax planning strategies and expected future taxable income in assessing the need for the valuation allowance. The Company evaluates the adequacy of the valuation allowance on at least an annual basis. The Company believes sufficient uncertainty exists regarding the realizability of its net deferred income tax assets, because the net operating loss and tax credit carry forwards may expire before they can be utilized, and accordingly, a valuation allowance has been established to reduce the asset to the amount the Company estimate will be realized. The realization of the net deferred income tax asset is also dependent on generating sufficient taxable income in future years. Management believes it is more likely than not that the net deferred income tax asset, as recorded, will be realized. Management’s assessment of the realizability of the recorded net deferred income tax asset is based on tax planning strategies that the Company intends to implement in order to avoid the expiration of net operating loss carry forwards. The typical tax planning strategy includes tax-planning efforts that the Company ordinarily might not take in the regular course of business, such as the sale of property, technology, or other assets that have significant economic value. The Company believes that its IP portfolio contains significant economic value, and the sale of one or more of its patents or an IP settlement could generate significant taxable income. In prior years, the Company was successful on two previous infringement cases over a single patent and received combined gross settlement amounts in excess of $2,000,000.

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

Government Indirect Rate Reserves

                The Company’s revenues, costs, and earnings on government contracts are determined based on direct cost and estimated overhead “indirect” rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs typically vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made on a cumulative basis whereas the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal Government. As a result of these audits, the Company may be exposed to annual cost adjustments, which are applied on a retroactive basis to the government contracts completed in prior years. These adjustments can have a negative or positive effect on the results of operations and cash reserves in the period in which the adjustment is realized. In order to address the possible exposure to rate adjustments on prior years, Teknowledge established a rate adjustment reserve potential government cost recovery for that year, which was aggregated against the estimated reserves for the open and unaudited years of 2001-2003. The cumulative reserve at March 31, 2004 is $543,000.

Certain Factors That May Affect Future Results of Operations and/or Stock Price

Current cash flow may be insufficient to support current and future operations

                To support current and future operations, the Company is dependent upon revenues, credit facilities and its ability to obtain financing. Revenues decreased by 30% in first quarter 2004 to $2,159,000, compared to $3,069,000 of the same quarter in 2003. The ability for the Company to continue to grow its revenues will depend on the Company’s success in winning new government R&D and applications contracts, and selling commercial products and services, including TekPortal Aggregation, OFX, and ACH Transfers product licenses and maintenance support. As of March 31, 2004, the Company had $1,690,000 in cash and cash equivalents, an increase of $732,000 from the comparable quarter in 2003. The Company used net cash of $6,000 from its operating activities compared to $189,000 generated in 2003. Financing activities include $1,000,000 that was borrowed from the bank term loan facility and $1,000 of proceeds from the issuance of common stock upon exercise of stock options in first quarter 2004. In first quarter 2004, the Company invested $342,000 in the continuing development of TekPortal software and $8,000 for purchases of computer equipment and other improvements. Teknowledge has a credit line of $3,000,000, $2,000 of which was available at April 30, 2004. If revenues do not increase as anticipated and the economic recovery slows or suffers a setback, and the Company does not obtain additional cash, its ability to support its current and future operations will be adversely affected.

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

                The demand for account aggregation, OFX and Transfers software will depend upon broad acceptance of new methods of accessing and utilizing financial information over the Internet. The unstable economy in 2003 and resulting uncertainty resulted in the deferral of purchasing decisions by some financial institutions for aggregation products like TekPortal, and there can be no assurance that these conditions will improve or that demand will return to previous levels. TekPortal is already in use by over 70 banking customers. However, the continuing demand for specific products developed by the Company cannot be determined, nor can the viability of these products be determined at this time. As the market continues to change, there can be no assurance that the Company will be able to recruit or retain the technical staff to develop and bring products to market, that these products will gain market acceptance, or generate significant revenue or profits. If TekPortal or Teknowledge’s other products and services markets develop more slowly than expected, become saturated with competitors, or if the Company’s products do not achieve market acceptance, the Company’s business, financial condition, and results of operations may be materially and adversely affected.

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

Outsourcing may affect demand for domestic software services

                Most of Teknowledge’s software professionals have very specialized skills that are hard to replace. Some have U.S. government security clearances that are only open to U.S. citizens who are willing to undergo an extensive multi-year background investigation. Others have very specialized backgrounds in development and integration of complex Financial Solutions software. Still others have very deep R&D backgrounds in artificial intelligence, training, or security. Teknowledge places a high value on employee loyalty, making it possible to develop trust with employees over a long period of time. None of these advantages are currently operating in the outsourcing market for software development. However, if customers stop being discerning about these factors, the large differential in pricing alone could reduce demand for the Company’s software services. This appears to be a bigger risk on the Commercial segment; however, the factors above, combined with increasing concern about information security risks in the financial industry may serve to minimize the use of outsourcing for mission critical and security sensitive banking applications.

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

Service revenue is dependent on government-sponsored contract R&D

                The majority of Teknowledge’s service revenue was derived from government-sponsored contract R&D projects, and the Company has historically been profitable in that business. However, dependence on R&D contracts can be risky because the contracts are subject to administrative, legislative, and political interruptions, which may jeopardize the flow of funds. There can be no assurance that the government will continue to seek services at the current level in the future. Although the Company expected an increase in proposals related to homeland security in 2003, the level of requests for R&D proposals was lower than expected. There can be no assurance there will be an increase in contract proposals in 2004. The Company faced increased competition for government projects in 2003 and this may continue until the general economy improves.

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

                The Company recognizes that the loss of one or more key management and technical personnel, who are employed on an at-will basis, could adversely affect aspects of the Company’s business. The Company relies on its executives and business unit managers for the acquisition and negotiation of new business, the management of services contracts and product development, and the management of ongoing operations. A proportion of the technical support base for operations is provided by outside consultants, and it is anticipated that this trend will continue in the future. The Company spent approximately $256,000 on billable subcontractors during first quarter 2004 compared to $494,000 in the same quarter of 2003. The use of outside consultants allows the Company to expand or constrict its operations quickly both inside and outside the U.S.

Item 3. Controls And Procedures

(a)	Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report.

(b)	There have been no significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to the date of the evaluation referenced in paragraph (a) above.

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

                Because of the nature of the contingency Fee Agreement, the Company does not believe that the outcome of these legal matters will have a material adverse effect on the Company’s consolidated results of operations or consolidated financial position. The Company is handling most of the Microsoft countersuit in house and does not expect to incur significant legal or related cost.

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

Item 6. Exhibits and Reports on Form 8–K (a) Exhibits:

                Set forth below is a list of all exhibits filed herewith or incorporated by reference as part of this Quarterly Report on Form 10–QSB.

Exhibit No.	Description

10.1	Business Financing Modification Agreement dated May 11, 2004.
31.1	Certification of Principal Executive Officer pursuant to rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2004.
31.2	Certification of Principal Financial Officer pursuant to rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002, dated May 14, 2004.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated
May 14, 2004.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated
May 14, 2004.

                        (b)     Reports on Form 8–K

                                 (1)   Current Report on Form 8-K, dated April 2, 2004, related to the Company’s report of fiscal year 2003 results.

SIGNATURES

                      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 14, 2004

Teknowledge Corporation
  (Registrant)

By: /s/ Neil A. Jacobstein
Neil A. Jacobstein
Chairman of the Board of Directors
and Chief Executive Officer

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on May 14, 2004.

/s/ Neil A. Jacobstein	Chairman of the Board of Directors,	May 14, 2004
Neil A. Jacobstein	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Dennis A. Bugbee	Vice President Finance,	May 14, 2004
Dennis A. Bugbee	Chief Financial Officer
(Principal Financial and Accounting Officer)