Form 10QSB/A
period 2003-12-31
TEKNOWLEDGE CORP
filed 2004-05-21
CIK 716214

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [X]

State issuer's revenues for its most recent fiscal year: $11,408,000

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

        Introductory Note. This Form 10-KSB/A amends and restates the Form 10-KSB filed by Teknowledge Corporation with the Securities and Exchange Commission on March 30, 2004 as amended on April 29, 2004, to include the disclosures required under Part III of Form 10-KSB.

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

                In connection with its audit of the Company’s consolidated financial statements for the year ended December 31, 2003, Grant Thornton LLP (“Grant Thornton”), the Company’s independent public accountants, advised the Audit Committee and management of internal control matters with respect to certain revenue recognition transactions, government overhead rate reserves, segregation of duties, and monitoring controls that they considered to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants. The Company considered these matters in connection with the year end closing process and the preparation of the December 31, 2003 consolidated financial statements included in this Form 10-KSB/A and also determined that no prior period financial statements were materially affected by such matters. In response to the observations made by Grant Thornton, in 2004 the Company will implement certain enhancements to its internal controls and procedures, which it believes address the matters raised by Grant Thornton.

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

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 15(a) of the Exchange Act

                The Board of Directors currently consists of six members: Neil A. Jacobstein (Chairman), Dr. Larry E. Druffel, Ivan L. Lustig, General Robert T. Marsh (Ret.), Benedict O’Mahoney, and James C. Workman. Mr. Workman has elected not to stand for reelection at the 2004 Annual Meeting of Stockholders. The Board of Directors is comprised of three classes of directors, each class consisting of one-third of the Board, with one class of the Board being elected each year. At each annual meeting thereafter, nominees for directors in the class whose term is expiring are voted upon, and upon election, such director would serve a three-year term.

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

Directors’ Compensation

                Directors’ Fees. Each non-employee member of the Board of Directors is entitled to receive cash compensation totaling $10,000 per year, which is paid in quarterly increments of $2,500. However, each non-employee member may elect to receive stock option grants in lieu of cash compensation in accordance with the terms of the Directors’ Option Plan described below. In 2003, Mr. Druffel, Mr. Lustig, and Mr. Marsh elected to receive stock option grants in lieu of cash compensation for each fiscal quarter. Employee directors are not compensated for their services as directors of the Company. In addition to their regular compensation, directors are entitled to be reimbursed for related travel, lodging, and other expenses in attending board and committee meetings.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

                The following table sets forth certain information concerning the beneficial ownership of Common Stock as of April 29, 2003 by each of the directors and nominees for director of the Company, by each of the executive officers named in the Summary Compensation Table, and by all directors and executive officers of the Company as a group. There are no persons known to the Company to own beneficially more than 5% of the Common Stock of the Company.

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

(4)	The address of all directors and executive officers is the Company’s Executive Offices located at 1800 Embarcadero Road, Palo Alto, California 94303.
(5)	Includes 20,000 shares owned by Mr. Jacobstein’s spouse; however, Mr. Jacobstein disclaims beneficial ownership.
(6)	Includes 65,000 shares that may be purchased upon the exercise of employee stock options that are currently exercisable or will become exercisable within 60 days of April 29, 2004.
(7)	Includes 72,000 shares, which may be purchased upon the exercise of employee stock options that are currently exercisable or will become exercisable within 60 days of April 29, 2004.
(8)	Includes 39,748 shares that may be purchased upon the exercise of director stock options that are currently exercisable or will become exercisable within 60 days of April 29, 2004.
(9)

Includes 24,000 shares that may be purchased upon the exercise of director stock options that are currently exercisable or will become exercisable within 60 days of April 29, 2004. Includes 4,000 shares beneficially owned by Mr. Workman’s spouse.

(10)	Includes 31,748 shares that may be purchased upon the exercise of director stock options that are currently exercisable or will become exercisable within 60 days of April 29, 2004.
(11)	Includes 19,748 shares that may be purchased upon the exercise of director stock options that are currently exercisable or will become exercisable within 60 days of April 29, 2004.
(12)	Includes options for 252,244 shares that are currently exercisable or will become exercisable within 60 days of April 29, 2004.

EQUITY COMPENSATION PLAN INFORMATION

                The Company currently maintains two compensation plans that provide for the issuance of Common Stock of the Company to officers and other employees, directors, and consultants. These consist of the 1998 Stock Option Plan (the “1998 Plan”) and the 2002 Stock Option Plan for Non-Employee Directors (the “Director Plan”). The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2003.

Plan category	Number of securities to be	Weighted-average	Number of securities
	issued upon exercise of outstanding options, warrants and rights	exercise price of outstanding options, warrants and rights	remaining available for future issuance under equity compensation plans
			(excluding securities reflected
	(a)	(b)	in column (a))

Equity compensation	1,617,919	$ 3.37	456,069(2)
plans approved by
security holders

Equity compensation
plans not approved by
security holders

Total	1,617,919	$ 3.37	456,069

(1)

Consists of 1,477,919 shares subject to options that are outstanding and shares available for future issuance under the 1998 Plan and 140,000 shares subject to options that are outstanding and shares available for future issuance under the Director Plan.

(2)

Consists of 426,819 shares that are reserved for issuance under the 1998 Plan and 29,250 shares reserved for issuance under the Director Plan. Shareholder approval is required to increase the number of options available under either plan.

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

                (a)(3): Exhibits

                Set forth below is a list of all exhibits filed herewith or incorporated by reference as part of this Annual Report on Form 10-KSB/A.

Exhibit No.	Description

3.1	Amended and Restated Certificate of Incorporation of Teknowledge Corporation (4)

3.2	Amended and Restated Bylaws of Teknowledge Corporation (4)

3.3	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock (2)

4.1	;Rights Agreement dated January 29, 1996 between the Company and Registrar and Transfer Company as Rights Agent (2)

4.2	Warrant Agreement between Teknowledge and Bridge Bank, N.A., dated March 28, 2003 (7)

4.3	Warrant Agreement between Teknowledge and Bridge Bank, N.A., dated March 28, 2004 (8)

10.1	Stock Option Agreement between the Company and Neil Jacobstein, dated November 29, 1993 (5)

10.2	Stock Option Agreement between the Company and Neil Jacobstein, dated April 1, 1994 (5)

10.3	Change of Control Agreement, dated November 21, 1994, between Teknowledge Corporation and
Frederick Hayes-Roth and Neil Jacobstein (1)

10.4	Stock Option Agreement between the Company and Neil Jacobstein, dated March 30, 1995 (5)

10.5	Teknowledge Corporation 1998 Stock Option Plan (3)

10.6	Contract Agreement with GlobalStake.com, dated November 22, 1999 (6)

10.7	Credit facility agreement with Bridge Bank, N.A., dated February 28, 2003 (7)

10.8	Modification and extension of credit facility agreement with Bridge Bank, N.A., dated March 28, 2004 (8)

14	* Teknowledge Code of Ethics

23.1	* Consent of Grant Thornton LLP, independent certified public accountants

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

*	The Exibit incorporated by reference to the 10KSB filed on March 30, 2004.

References

(1)	Filed as an Exhibit to the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1994.

(2)	Filed as an Exhibit to the Company's Current Report on Form 8-K dated February 12, 1996, related to the adoption of a 12(g) Shareholder Rights Agreement dated January 29, 1996.

(3)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB, for the quarter ended September 30, 1998.

(4)	Filed as an Exhibit to the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1998.

(5)	Filed as an Exhibit to the Company's Quarterly Report on Form 10-QSB, for the quarter ended June 30, 1999.

(6)	Filed as an Exhibit to the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1999.

(7)	Filed as an Exhibit to the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2002.

(8)	Filed as an Exhibit to the Company's Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2003.

(b)	Reports on Form 8-K

(1) Current Report on Form 8-K, dated November 19, 2003, related to the Company's report of third quarter 2003 results.

(c)	Exhibits

                Reference is made to the response to Item 13(a)(3) above for a list of all exhibits filed herewith or incorporated by reference as part of this Annual Report on Form 10-KSB/A. Reference is also made to the Exhibit Index forming part of this Annual Report on Form 10-KSB/A.

                Reference is made to the response to Item 13(a)(1) and (2) above with regard to the financial statement schedules filed as part of this Annual Report on Form 10-KSB/A.

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

Item 14. Principal Accountant Fees and Services

                Grant Thornton LLP has served as the independent public accountants of the Company since July 26, 2001.

                The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2003 and December 31, 2002 by Grant Thornton LLP.

	Grant Thornton LLP
	2003	2002

Audit Fees	$152,796	$144,736
Audit Related Fees	$-	$-

Tax Fees	$18,990	$18,144
All Other Fees	$3,562	$27,536

                The Chairman of the Finance and Audit Committee pre-approves all audit and any permissible non-audit services. There were no non-audit services performed in 2003. Audit fees include quarterly and annual review of SEC filings and financial results. The preparation of annual state and federal income tax forms is included in tax fees.

                The Finance and Audit Committee has considered the role of Grant Thornton in providing consulting, tax services, and other non-audit services to the Company and has concluded that such services are compatible with Grant Thornton’s independence as the Company’s auditors.

SIGNATURES

                In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teknowledge Corporation

Date: May 21, 2004	By:/s/ Neil A. Jacobstein
Neil A. Jacobstein
Chairman of the Board of Directors
and Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Neil A. Jacobstein	Chairman of the Board of Directors	May 21, 2004
Neil A. Jacobstein	and Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis A. Bugbee	Vice President Finance,	May 21, 2004
Dennis A. Bugbee	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Benedict O'Mahoney	Director, Vice President,	May 21, 2004
Benedict O'Mahoney	Administrationand Legal Affairs

/s/ Lawrence Druffel	Director	May 21, 2004
Lawrence Druffel

/s/ Ivan Lustig	Director	May 21, 2004
Ivan Lustig

/s/ General Robert T. Marsh	Director	May 21, 2004
General Robert T. Marsh (Ret.)

/s/ James C. Workman	Director	May 21, 2004
James C. Workman

ANNUAL REPORT ON FORM 10-KSB/A

ITEM 7, ITEM 13(a)(1) and (2), and (c)

LIST OF FINANCIAL STATEMENTS

CERTAIN EXHIBITS

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2003

AND FOR EACH OF THE TWO YEARS ENDED DECEMBER 31, 2003

TEKNOWLEDGE CORPORATION

PALO ALTO, CALIFORNIA

TEKNOWLEDGE CORPORATION

FORM 10-KSB/A — ITEM 13(a)(1) and (2)

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of Teknowledge Corporation are included in Item 7:

Page
Report of Independent Certified Public Accountants	36
Consolidated Balance Sheet - December 31, 2003	37
Consolidated Statements of Operations and Comprehensive Income -	38
Years ended December 31, 2003 and 2002
Consolidated Statement of Stockholders' Equity - Years ended December 31, 2003 and 2002	39
Consolidated Statements of Cash Flows - Years ended December 31, 2003 and 2002	40
Notes to Consolidated Financial Statements	41-52

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