Form 10QSB
period 2004-06-30
TEKNOWLEDGE CORP
filed 2004-08-16
CIK 716214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

     (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 1, 2004

Common Stock, $0.01 par value	5,735,754

TABLE OF CONTENTS

			Page No.
	PART I.	FINANCIAL INFORMATION

Item 1.		Unaudited Condensed Financial Statements

		Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003	3

		Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
		for the three months and six months ended June 30, 2004 and 2003	4

		Condensed Consolidated Statements of Cash Flows for the six months ended
		June 30, 2004 and 2003	5

		Notes to the Condensed Consolidated Financial Statements	6

Item 2.		Management's Discussion and Analysis of Financial Condition and Results of
		Operations	11

Item 3.		Controls and Procedures	24

	PART II.	OTHER INFORMATION

Item 1.		Legal Proceedings	25

Item 4.		Submission of Matters to a Vote of Security Holders	26

Item 6.		Exhibits and Reports on Form 8-K	26

Signatures			27

Exhibits 31.1 and 31.2 (the 302 certifications)	28

Exhibits 32.1 and 32.2 (the 906 certifications)	30

PART I. FINANCIAL INFORMATION

TEKNOWLEDGE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	(Unaudited) June 30, 2004	December 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$991,473	$1,045,402
Receivables:
Billed, net of allowance of $43,700 and $39,000, respectively	1,395,657	1,480,957
Unbilled	213,516	334,142

Total receivables	1,609,173	1,815,099
Deferred income taxes	768,000	768,000
Deposits and prepaid expenses	125,531	140,457

Total current assets	3,494,177	3,768,958

Capitalized software development costs, net of accumulated
amortization of $6,457,689 and $5,352,010, respectively	3,847,087	4,156,210

Fixed assets, at cost
Computer and other equipment	3,621,425	3,613,158
Furniture and fixtures	130,218	122,834
Leasehold improvements	845,960	845,510

	4,597,603	4,581,502
Less: Accumulated depreciation and amortization	(4,500,304)	(4,455,997)

	97,299	125,505

Total assets	$7,438,563	$8,050,673

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,013,616	$1,106,881
Line of credit	959,822	959,823
Current portion of note payable	457,000	-
Payroll and related liabilities	893,680	912,138
Other accrued liabilities	899,278	899,540

Total current liabilities	4,223,396	3,878,382
Long-term note payable	-	-
Stockholders' equity
Preferred stock, $.01 par value, authorized 2,500,000 shares
Series A Convertible Preferred Stock, none issued issued	-	-
Common stock, $.01 par value, authorized 25,000,000 shares,
5,735,754 and 5,735,254 shares issued and outstanding
at June 30, 2004 and December 31, 2003, respectively	57,358	57,353
Additional paid-in capital	1,862,180	1,861,110
Retained earnings since January 1, 1993
(following quasi-reorganization)	1,295,629	2,253,828

Total stockholders' equity	3,215,167	4,172,291

Total liabilities and stockholders' equity	$7,438,563	$8,050,673

        The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPERHENSIVE INCOME (LOSS)

	(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003

Revenues	$2,099,034	$2,672,437	$4,258,159	$5,741,302
Cost of revenue	1,889,205	1,811,059	3,797,730	3,988,302

Gross profit	209,829	861,378	460,429	1,753,000
Operating expenses:
General and administrative	471,956	635,625	1,021,369	1,231,566
Sales and marketing	109,308	103,181	195,085	197,251
Research and development	49,396	38,038	165,869	38,038

Total operating expenses	630,660	776,844	1,382,323	1,466,855

Operating income (loss)	(420,831)	84,534	(921,894)	286,145
Other income (expense), net	(23,195)	12,146	(36,307)	(2,162)

Income (loss) before provision for income taxes	(444,026)	96,680	(958,201)	283,983
Provision for income taxes	-	-	-	-

Net income (loss) and comprehensive	$(444,026)	$96,680	$(958,201)	$283,983

Earnings (loss) per share:
Basic	$(0.08)	$0.02	$(0.17)	$0.05

Diluted	$(0.08)	$0.02	$(0.17)	$0.05

Shares used in computing earnings (loss) per share:
Basic	5,735,754	5,715,751	5,735,743	5,715,751

Diluted	5,735,754	5,754,221	5,735,743	5,732,790

        The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2004	2003

Cash flows from operating activities:
Net income (loss)	$(958,201)	$283,983
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	1,149,986	1,191,639
Provision for doubtful accounts	4,700	(16,042)
Changes in assets and liabilities:
Receivables	201,226	86,279
Deposits and prepaid expenses	14,926	(88,741)
Accounts payable	(93,265)	(85,487)
Accrued liabilities	(18,719)	(527,499)

Net cash provided by operating activities	300,653	844,132

Cash flows from investing activities:
Capitalization of software development costs	(796,555)	(902,699)
Purchases of fixed assets	(16,101)	(7,701)

Net cash used in investing activities	(812,656)	(910,400)

Cash flows from financing activities:
Proceeds from the issuance of common stock	1,075	-
Net repayments against line of credit	-	(379,717)
Proceeds from term loan	1,000,000	-
Repayment of term loan	(543,001)	-

Net cash provided (used) by financing activities	458,074	(379,717)

Net increase (decrease) in cash and cash equivalents	(53,929)	(445,985)
Cash and cash equivalents at the beginning of period	$1,045,402	$1,113,815

Cash and cash equivalents at the end of period	$991,473	$667,830

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$42,470	$31,796

        The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2004

1.      Basis of Presentation

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

2.      Recent Accounting Pronouncements

        In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or ratified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. SFAS 150 was adopted in the quarter ended June 30, 2003 and did not have a material impact on the financial position or results of the Company’s operations.

3.      Accounts receivable

        The majority of Teknowledge’s accounts receivable are from commercial and government customers. Credit is extended based on evaluation of the customers’ financial condition and, generally, collateral is not required. The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Management regularly evaluates the allowance for doubtful accounts. The estimated losses are based on the aging of our accounts receivable balances and our historical write-off experience, net of recoveries. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances would be required.

4.      Capitalized software development costs

        Teknowledge capitalizes software development costs once technological feasibility is reached and continuing until general availability of the product. During the three months ended June 30, 2004 and 2003, software development costs of $454,333 and $366,511 were capitalized respectively. During the six-months ended June 30, 2004 and 2003, software development costs of $796,555 and $902,699 were capitalized respectively. Amortization costs were $552,887 for the three months ended June 30, 2004 and $539,332 for the three months ended June 30, 2003. Amortization costs were $1,105,679 for the six months ended June 30, 2004 and $1,097,477 for the three months ended June 30, 2003. The Company’s policy is to amortize capitalized software development costs by the greater of (a) the ratio of current gross revenues for a product to anticipated gross revenues for that product, or (b) the straight-line method over the estimated economic life of the product, which is estimated at three years. The Company capitalizes software development costs in anticipation of future revenue principally from the sale of TekPortal license and services. Recent revenues from TekPortal sales have not met expectations, and future license revenues are expected to be volatile. If future license and service revenues for TekPortal products and the corresponding gross margins do not improve, management will consider a possible impairment write down of previously capitalized software development cost in 2004 or later. Management evaluates the financial performance of its TekPortal software at least quarterly to measure the performance against plan objectives. We periodically review these costs to ensure they are being recorded at the lower of unamortized cost or net realizable value. Net realizable value is determined using assumed future cash flows related to sales of the underlying technology. In the second quarter of 2004, license sales of TekPortal product improved to $162,000 from $11,000 in the first quarter of the year. If this trend continues, management believes revenues from TekPortal sales will be sufficient to support the carrying value of the assets; however, if TekPortal revenue declines or consistency falls below plan objectives, a write down will be recorded in the period of the determination.

5.      Earnings (Loss) Per Share

        Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares of outstanding common stock plus the effect of outstanding potentially dilutive securities during the period. Potentially dilutive securities consist of shares issuable upon the exercise of outstanding common stock options and warrants. All potentially dilutive securities have been excluded from the calculation of the net loss per share for the six-month period ended June 30, 2004, as their inclusion would be anti-dilutive.

        Diluted earnings (loss) per share for the three–month periods ended June 30, 2004 and 2003 as well as the six–month period ended June 30, 2004 excludes the effect of out–of–the–money stock options, as their inclusion would be anti–dilutive. The number of out–of–the–money stock options excluded for the three–month periods ended June 30, 2004 and 2003 was 685,221 and 1,040,371, respectively. The number of out–of–the–money stock options excluded for the six–month period ended June 30, 2004 was 1,336,799.

        A summary of the earnings (loss) per share calculation for the three-month and six-month periods ended June 30, 2004 and 2003 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Basic earnings (loss) per share:
Net income (loss)	$(444)	$97	$(958)	$284

Weighted average common shares	5,736	5,716	5,736	5,716

Basic earnings (loss) per share	$(0.08)	$0.02	$(0.17)	$0.05

Diluted earnings (loss) per share:
Net income (loss)	$(444)	$97	$(958)	$284

Weighted average common shares	5,736	5,716	5,736	5,716
Potentially dilutive potential
common shares from stock options		38		17

Diluted weighted average common shares	5,736	5,754	5,736	5,733

Diluted earnings (loss) per share	$(0.08)	$0.02	$(0.17)	$0.05

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income (loss), as reported	$(444)	$97	$(958)	$284

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for awards
granted, modified or settled	(76)	(137)	(150)	(196)

Pro forma net income (loss)	$(520)	$(40)	$(1,108)	$88

Earnings (loss) per share:
Basic - as reported	$(0.08)	$0.02	$(0.17)	$0.05
Basic - pro forma	$(0.09)	$(0.01)	$(0.19)	$0.02

Diluted - as reported	$(0.08)	$0.02	$(0.17)	$0.05
Diluted - pro forma	$(0.09)	$(0.01)	$(0.19)	$0.02

7.     Revenue Recognition

        Teknowledge derives revenue from research and development contracts (Contract R&D) with the U.S. Government and from sales of software products and services for financial systems, patent and technology licensing, and applications of security systems to commercial customers.

        (a) Contract Revenue

        Teknowledge principally uses the percentage-of-completion method of accounting for contract revenues for both government and commercial projects. The percentage-of-completion method is based on total costs incurred to date compared with estimated total costs upon completion of contracts. The Company charges all losses on contracts to operations in the period when the loss is known. For contracts that do not meet the criteria for the percentage-of-completion method, the Company recognizes contract revenue on a milestone achievement basis. Fifteen percent of the fee, which is approximately one percent of the total contract award, is retained and may be billed after the final indirect rates are submitted to the government. The final indirect rates are not submitted to the government until they have been reviewed and approved by the Defense Contract Audit Agency. Revenue on the retained fee is recognized as earned but not billed until contract completion. As of June 30, 2004, the Company calculated that it had approximately $315,000 of retained fees on its completed contracts to be recognized in future periods. The Company has not received final overhead rate approval from government agencies for costs incurred during the fiscal years 2001, 2002, and 2003. Accordingly, the Company recorded a rate adjustment reserve of $543,000 related to potential audit agency adjustments to the Company’s indirect overhead rates.

        (b) Software License and Services

        Teknowledge derives revenue from the following sources: (i) sale of software licenses to end users, and (ii) services which include consulting, training, and post-contract customer support (“PCS”). The revenue recognition policy described below establishes the standards for ensuring that the Company recognizes revenue consistently, and in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9.

        Under SOP 97-2, Teknowledge records revenue from licensing of software products to end-users when both parties sign a contractual agreement, the fee is fixed or determinable, collection is reasonably assured and delivery of the product has occurred. PCS amounts are deferred and revenue is recognized ratably over the period of the contracts, which is generally twelve months.

        Generally, Teknowledge provides payment terms that range from thirty to ninety days from the invoice date. The Company rarely extends payments beyond ninety days, but it may grant extensions when market conditions or the business environment compels the Company to provide flexible terms. No contracts were affected by this change in policy in the current or prior reporting periods. Accordingly, payment terms that exceed one hundred eighty days for significant portions of the fee are not considered fixed or determinable and revenue is recognized as payments become due.

        When contracts contain multiple elements, and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, the Company recognizes revenue for the delivered elements based upon the residual method. VSOE of fair value is generally the price charged for products when sold separately or the renewal rates charged to customers for PCS. Undelivered elements consist primarily of PCS and other services such as consulting, mentoring and training. Services are generally not considered essential to the functionality of the software. For revenue related to consulting services, the Company recognizes revenue as the related services are performed. In instances where services are deemed essential to the software, both the software license fee and consulting fees are recognized using the percentage-of-completion method of contract accounting as required under SOP 81-1.

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

        Financial information about segments (in thousands):

	Commercial	Government	Total

Three Months ended June 30, 2004:
Revenues	$955	$1,144	$2,099

Cost of revenue	1,002	887	1,889

Gross profit (loss)	$(47)	$257	$210

Three Months ended June 30, 2003:
Revenues	$617	$2,055	$2,672

Cost of revenue	629	1,182	1,811

Gross profit (loss)	$(12)	$873	$861

        Revenues from customers in the United States of America represented approximately 90 percent and 94 percent for the three months ended June 30, 2004 and 2003, respectively. During the three months ended June 30, 2004, approximately 35 percent of the total revenue, and 34 percent of account receivable, was attributed to one agency of the Federal government. No commercial customer had greater than 10 percent of total revenues.

	Commercial	Government	Total

Six months ended June 30, 2004:

Revenues	$1,835	$2,423	$4,258
Cost of revenue	1,995	1,803	3,798

Gross profit (loss)	$(160)	$620	$460

Six months ended June 30, 2003:

Revenues	$1,198	$4,543	$5,741
Cost of revenue	1,255	2,733	3,988

Gross profit (loss)	$(57)	$1,810	$1,753

        Revenues from customers in the United States of America represented approximately 93 percent and 92 percent for the three months ended June 30, 2004 and 2003, respectively. During the six months ended June 30, 2004, approximately 37 percent of the total revenue, and 39 percent of total accounts receivable, was attributed to one agency of the Federal government. No commercial customer had greater than 10 percent of total revenues.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

Forward Looking Statements

        The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Forward-looking statements made in this report relate to commercial revenue increases and backlog, new business opportunities, demand for aggregation software and services, generation of revenue from intellectual property and the value of the Company’s patent portfolio, counter-terrorism applications, market acceptance of the Company’s products and services and the exchange of financial information over the Internet, demand for the Company’s products and services by the government, employees and management, patent and technology licensing, intent to apply for trademark registrations, intent to broaden customer base, plans to develop new products and services, effectiveness of security measures, as well as expected revenue, cash and profitability, ability to realize backlog, recoverability of capitalized software, availability of equity capital and financing, effects of competition, research and development, consolidation in the financial services industry, government regulation, collections on customer receivables, and effects of recently-issued accounting pronouncements. All forward-looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward-looking statements contained herein as a result of competition, general or financial services market conditions, government agency funding limitations, other factors relating to government contracting, ability to attract and retain technical and management personnel, commercial opportunities, financing, and other factors described in “Certain Risk Factors That May Affect Future Results of Operations and/or Stock Price,” and in other documents we file with the Securities and Exchange Commission. Unless required by law, we do not undertake any obligation to update any forward-looking statements or risk factors.

Overview of Significant Matters

        Assessment of Opportunities

        This section updates the assessment of our opportunities included in the Company’s annual report on Form 10KSB for the fiscal year ended December 31, 2003 and discusses the specific potential risks facing our business. The TekPortal business has made progress selling a more comprehensive suite of products: an aggregation platform, an OFX product to link aggregated data to Quicken and Money desktop client software, and an ACH Transfer product to enable user-initiated money transfers from account to account. Teknowledge invested $454,000 in its TekPortal software product in the second quarter of 2004, bringing the total investment in TekPortal to over $10,000,000. Teknowledge added a large financial services provider partner in 2003, and that partner is now utilizing TekPortal, and has already deployed the software at a customer site. Our recurring revenue stream, based on the maintenance of installed software, is expected to grow as the Company sells more licenses. These factors, plus new sales activity associated with the value-added OFX and ACH Transfers software modules, cause us to expect revenue growth in the Financial Solutions business later in 2004. Teknowledge now has several large and strong customer reference accounts, including two top ten domestic banks. As always, adoption of new classes of software, however compelling, typically takes longer than expected.

        We have opportunities for new business in the second half of 2004, and barring a major negative event that affects the Company or the banking industry, we expect to see growth in this part of the business. However, we will not achieve reliable quarter-to-quarter profitability until our recurring revenues increase to cover our fixed expenses. In the second quarter alone, our software amortization expenses of $553,000 from prior TekPortal related investments were a significant proportion of the loss for the quarter. We expect our recurring maintenance base to eventually cover new development expenditures as early as 2005.

        In the mean time, we are taking several specific actions to increase the Company’s cash resources. First, we have decreased expenses by more than $450,000 in the first half of 2004 compared to the previous year. The Company continues to make prudent cost reductions without cutting into its core capabilities; however, the Company anticipates that costs and expenses will increase in the future to match anticipated revenue growth. Second, we have contracted with a qualified financial services software sales company to augment our direct sales team. This greatly increases our sales capacity, and is expected to increase revenues. Third, we continue to work towards resolving pending patent litigation cases in a manner that will result in the favorable outcome to the Company. Fourth, we are actively meeting with qualified private investors to explore the possibility of an equity investment.

        We believe that the upside growth potential is significant for TekPortal related aggregation, OFX, and ACH Transfers software. Offering aggregation software alone in the past did not enable banks to easily generate revenues from aggregation. The banks are attracted by the ability to offer customers aggregation as a new value-added service, but treat it as an optional customer relationship management prospect – unless they can link it with immediate and quantifiable return on investment (“ROI”). The return on investment for aggregation alone is real, but somewhat long term, and difficult to quantify precisely. Our product plan is not to sell aggregation software alone, but rather, to couple aggregation software with value-added software modules that harvest the aggregated data and provide banks with cost reductions and a new revenue stream. Teknowledge accomplished this with its recently introduced TekPortal OFX and ACH Transfers software modules. Teknowledge conducted a web-based seminar on its OFX software with Intuit Corporation, and an ACH Transfers seminar with Celent and Net Bank during 2003. That marked a change in the way Teknowledge sold its TekPortal related products. Teknowledge’s sales strategy changed from a focus on technical capabilities and features to an emphasis on solutions that enhance the customer experience and services revenues, resulting in a direct ROI to the financial institution.

        Teknowledge invested heavily in its ACH Transfer software in 2003 and the first half of 2004, largely because it appears that banks and other financial institutions can generate significant additional revenue by installing it and offering this capability to their customers. Independent research reports suggest that the market is likely to be strong and growing for account-to-account funds transfer software. It is still too early to determine the slope of the growth curve for software transfers such as our ACH Transfers product. However, the value of ACH Transfers to the banks is quantifiable, both in terms of cost savings and revenue generation. The penetration of OFX and ACH Transfer software is still at the early adopter stage in the financial services industry, but Teknowledge has experience with the sales partnerships required to “cross the chasm” to adoption by the majority of mainstream mid and small sized banks.

        Teknowledge has nine software patents. Our patent lawsuits against Inktomi, Akamai, and Cable & Wireless were related to the information caching claims in the #6,029,175 Hotbox patent titled: “Automatic Detection of Changed Files By A Network Software Agent.” Since this patent also has claims in the area of information alerts, the Company has an obligation to defend these claims responsibly and proactively. Teknowledge sued Microsoft, Yahoo, and AOL/Time Warner for infringing on the alerts related claims in the Hotbox patent. See Legal Proceedings below. Management believes that the Company’s patents are valid and have significant value, but only the courts can decide these issues. We have taken most of the downside cost risk out of the lawsuits by engaging the law firm of Goldstein and Faucett on a contingency payment basis. There is the risk that the patents will be invalidated and/or that the legal proceedings will determine that no infringement is present for each of the defendants. However, in the absence of voluntary patent license settlements, the best way to monetize the value of this asset is to enforce Teknowledge’s intellectual property rights in the courts. In the first quarter of 2004, Microsoft counterclaimed Teknowledge’s patent lawsuits with two patent claims, one in the area of bill payment and the other in information aggregation. Teknowledge investigated these claims and found them to be without merit. As a result, Teknowledge recently filed a claim for summary judgment on the Microsoft claims to accelerate the case. The Company is handling most of the Microsoft countersuit in house and does not expect to incur significant legal or related costs. The Markman hearing, a key milestone in the construction of the claims, is scheduled for November. Teknowledge believes that the Company has a compelling case against Microsoft and others, and it will continue to press for fair consideration in a court of law.

        We believe we have a solid portfolio of R&D software. Our software development is supported by competitive contracts from sponsors who we believe to be some of the most sophisticated government R&D sponsors in the world. Specifically, Teknowledge continues to improve its software wrappers, which have many security and training applications in protecting computers from new worms and viruses that may not have a known signature in an antivirus database. The Company expanded its Standard Upper Ontology, and its Middle Ontology, which can be specialized for sophisticated semantic search solutions on the web, as well as computer based problem solving and training solutions. In the first half of 2004, Teknowledge strengthened its model based software capabilities, which can be used to design and configure software components to support target models of configurable products such as software radios, and component machine systems. Teknowledge also expanded its training software functionality that includes probabilistic Bayesian belief networks for modeling students or computer users, based on an analysis of their interactions with the computer. These and other R&D software capabilities put Teknowledge in a position to utilize next-generation functionality as infrastructure for new government contracts, as well as potential commercial products, licenses, and applications.

        Teknowledge generated $1.1 million in government contract R&D revenue in the second quarter of 2004, compared to $2.0 million in the second quarter of 2003. Most of this decrease was due to completion of several large contracts in late 2003 and early 2004. Replacing these large contracts immediately is difficult, but Teknowledge has submitted several new government contract proposals in 2004. There are some signs of improvement in new software R&D opportunities going forward, including in semantic web systems that utilize artificial intelligence techniques and advanced cyber security. Teknowledge has considerable expertise in these areas. In addition, we have launched a multi-year federal systems strategy to expand beyond contract R&D into government application solutions that can be fielded. The contract opportunities are much larger for application solutions. The product potential is closer to the end of contract deliverables for fielded applications. In addition, there are far more government customers available for application solutions than for R&D. The rewards are much greater in the applications solutions market, and it will take some time to get positioned to win new contracts. We will continue to propose and deliver on R&D, and while there may be a temporary decrease in government revenues, we believe that over time Teknowledge’s government contracts business will expand into a considerably larger business than can be sustained by an R&D only operation.

        Overall, management believes Teknowledge has several potentially significant revenue streams and opportunities for growth in 2004. First, the Financial Solutions TekPortal products and services related to ACH Money Transfers, Aggregation, and OFX connectivity to Quicken, and Money will be sold both direct and through large financial service providers. Second, our defense R&D business has new cyber security and semantic web opportunities. Third, we have launched a new initiative on government applications that deliver capabilities with a shorter term ROI. Finally, we have several compelling patent lawsuits in contingency-based litigation against some of the largest software companies in the world. In summary, we believe that in spite of a tough first half, Teknowledge has a positive outlook for revenue growth in Financial Solutions.

Results of Operations

Three months ended June 30, 2004 and 2003

Revenues

        Revenues for the three months ended June 30, 2004 were $2,099,000, a 21 percent decrease from the three months ended June 30, 2003. Revenues from commercial operations were 46 percent of total revenues compared to 23 percent for the comparable period in 2003. Revenue from government contract R&D was 54 percent of total revenue in the three months ended June 30, 2004, compared to 77 percent for the comparable period in 2003.

        Government contract R&D revenue for the three months ended June 30, 2004 was $1,144,000, a 44 percent decrease in revenue from the comparable quarter in 2003. The decrease in government revenue of $912,000 is attributed to a decline in government backlog from the comparable period. Because several government contracts ended in the second quarter, the Company was not able to recover all of its eligible revenue from indirect overhead. The Company was awarded two new contracts as a subcontractor to MIT in the third quarter of 2004 totaling $1, 200,000.

        Commercial revenues for the three months ended June 30, 2004 were $955,000, representing a 55 percent, or $338,000, increase in revenues from the comparable quarter in 2003. 42 percent of the second quarter commercial revenue was attributed to services for three large financial services customers. Commercial revenues from license sales to customers were $162,000, compared to $207,000 in 2003. Based on a review of the commercial pipeline of planned license revenues, the Company believes near term license sales are likely to show incremental improvement over the first half of 2004 results; however, future revenues from commercial customers are expected to be volatile until economic conditions improve. In addition to product sales and service opportunities, the Company is actively pursuing patent and technology licensing agreements with large companies that may be infringing on the Company’s patents. During the second quarter of 2004, the Company recorded $27,000 of revenue from firewall technology sales.

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

Costs and Expenses

        Cost of revenues increased 4 percent to $1,889,000 for the three months ended June 30, 2004, compared to $1,811,000 for the three months ended June 30, 2003. Cost of revenues was 90 percent of total revenues for the three months ended June 30, 2004, compared to 68 percent for the three months ended June 30, 2003. In the second quarter of 2004, the Company spent $79,000 on other direct commercial costs as the Company focuses on future growth in that business segment. The increase in cost of revenues as a percentage of total revenues is attributed to the relative decline in revenues between periods in proportion to the costs expended. The Company plans to contain its spending until it can improve its overall backlog. During the three months ended June 30, 2004, the Company spent approximately $655,000 on billable subcontractors and in-house direct labor compared to $887,000 during the comparable quarter in 2003, due to less government contract work. Non-cash amortization charges from previously capitalized development costs were a significant cost during the period accounting for 28 percent of the cost of revenue. Amortization costs for the second quarter of 2004 were $553,000, compared to $539,000 in the second quarter of 2003. Excluding new software development costs, the expected non-cash amortization expenses for the following year are forecast to be:

	Q3-04	Q4-04	Q1-05	Q2-05
Amortization expense	$552,000	$552,000	$437,000	$437,000

        General and administrative expenses were $472,000 for the three months ended June 30, 2004, compared to $636,000 for the three months ended June 30, 2003. The decrease of $163,000 in general and administrative costs is primarily the result of a decrease in labor and labor related costs of $65,000 and a reduction of bad debt expenses of $69,000 from the comparable period. General and administrative expenses for the three months ended June 30, 2004, were 22 percent of total revenue compared to 24 percent of total revenue for the three months ended June 30, 2003. As revenue increases, the Company anticipates that general and administrative expenses will decline as a percent of total revenue.

        Sales and marketing expenses were $109,000 for the three months ended June 30, 2004, compared to $103,000 for the three months ended June 30, 2003. Sales and marketing expenses have remained relatively consistent between periods as the Company continues to focus on growing its commercial business. Sales and marketing expenses for the three months ended June 30, 2004 were 5 percent of total revenue compared to 4 percent of total revenue for the three months ended June 30, 2003. Sales and marketing expenses are expected to grow in proportion to the growth in commercial revenues in the future.

        The Company sponsored internal R&D expenses were $49,000 for the three months ended June 30, 2004, compared to $38,000 for the three months ended June 30, 2003. The Company intends to divert R&D employees to billable government projects when new contracts are awarded. In addition to the government sponsored research and development, Teknowledge invested $454,000, compared to $367,000 in 2003, in the internal development of TekPortal software that was capitalized. R&D expenses for the three months ended June 30, 2004 and 2003 were 2 percent and 1 percent of total revenue, respectively.

Six months ended June 30, 2004 and 2003

Revenues

        Revenues for the six months ended June 30, 2004 were $4,258,000, a 26 percent decrease from the six months ended June 30, 2003. Revenues from commercial operations were 43 percent of total revenues compared to 21 percent for the comparable period in 2003. Revenue from government contract R&D was 57 percent of total revenue in the six months ended June 30, 2004, compared to 79 percent for the comparable period in 2003.

        Government contract R&D revenue for the six months ended June 30, 2004 was $2,423,000, a 47 percent decrease in revenue from the comparable quarter in 2003. The decrease in government revenue of $2,120,000 is attributed to a decline in government backlog from the comparable period. Because several government contracts ended in the second quarter, the Company was not able to recover all of its eligible revenue from indirect overhead until new government contracts are secured.

        Commercial revenues for the six months ended June 30, 2004 were $1,835,000, representing a 53 percent increase, or $637,000, in revenues from the comparable quarter in 2003. Commercial revenues from license sales to customers were $173,000 for the six months end June 30, 2004, compared to $232,000 in the same period in 2003. Based on a review of the commercial pipeline of planned license revenues, the Company believes near term license sales are likely to show steady improvement over the first half of 2004 results; however, future revenues from commercial customers are expected to be volatile until economic conditions improve. In addition to product sales and service opportunities, the Company is actively pursuing patent and technology licensing agreements with large companies that may be infringing on the Company’s patents. During the first half of 2004, the Company recorded $30,000 of revenue from firewall technology sales.

        If commercial revenues continue to improve, they may well eclipse government contract R&D revenues at some point in the future, and this is in fact happened in the third quarter of 2003. However, the Company anticipates that during the fiscal year 2004 the segment with the most revenue may fluctuate from quarter to quarter, depending on the specifics of business opportunities, contract wins, market cycles, and intellectual property settlements or rulings.

Costs and Expenses

        Cost of revenues decreased 5 percent to $3,798,000 for the six months ended June 30, 2004, compared to $3,988,000 for the six months ended June 30, 2003. Cost of revenues was 89 percent of total revenues for the six months ended June 30, 2004, compared to 69 percent for the six months ended June 30, 2003. In the first half of 2004, the Company spent $295,000 less on subcontractors, $157,000 less on labor and labor related costs, and $105,000 more on internal development projects. The increase in cost of revenues as a percentage of total revenues is attributed to the relative decline in revenues between periods in proportion to the costs expended. The Company plans to contain its spending until it can improve its overall backlog. During the six months ended June 30, 2004, the Company spent approximately $1,435,000 on billable subcontractors and in-house direct labor compared to $2,049,000 during the comparable quarter in 2003, due primarily to less government contract work. The Company continues to invest in the development of new commercial products but development expenditures are not likely to match 2003 levels. Non-cash amortization charges from previously capitalized development costs were a significant cost during the period accounting for 29 percent of the cost of revenue. Amortization costs for the first half of 2004 were $1,106,000, compared to $1,097,000 in the first half of 2003.

        General and administrative expenses were $1,021,000 for the six months ended June 30, 2004, compared to $1,232,000 for the six months ended June 30, 2003. The decrease in general and administrative costs of $211,000 is primarily the result of a decrease in labor and labor related costs of $91,000 and a decline in bad debt expenses of $64,000 from the comparable period. General and administrative expenses for the six months ended June 30, 2004, were 24 percent of total revenue compared to 21 percent of total revenue for the six months ended June 30, 2003. As revenue increases, the Company anticipates that general and administrative expenses will decline as a percent of total revenue.

        Sales and marketing expenses were $195,000 for the six months ended June 30, 2004, compared to $197,000 for the six months ended June 30, 2003. Sales and marketing expenses have remained relatively consistent between periods as the Company continues to focus on growing its commercial business. Sales and marketing expenses for the six months ended June 30, 2004 were 5 percent of total revenue compared to 3 percent of total revenue for the six months ended June 30, 2003. Sales and marketing expenses are expected to grow in proportion to the growth in commercial revenues in the future.

        The Company sponsored internal R&D expenses were $166,000 for the six months ended June 30, 2004, compared to $38,000 for the six months ended June 30, 2003. The Company attributes the increase in R&D expenses of $128,000 to an increase in labor costs on R&D projects. The Company intends to divert R&D employees to billable government projects when new contracts are awarded. In addition to the sponsored research, Teknowledge invested $797,000, compared to $903,000 in 2003, in the internal development of TekPortal software that was capitalized. R&D expenses for the six months ended June 30, 2004 and 2003 were 4 percent and 0 percent of total revenue, respectively.

Non-operating Income and Expenses

        Interest income was $2,600 for the six months ended June 30, 2004, compared to $1,600 for the six months ended June 30, 2003. Interest expense for the six months ended June 30, 2004 was $42,500 compared to $32,000 for the comparable quarter in 2003. The Company borrowed $1,000,000 under a new term loan in March 2004 and paid back $543,000 in the second quarter of this year. The Company has borrowed approximately $1,417,000 against its line of credit and term loan compared to $937,000 at June 30, 2003.

        The effective tax rate was 0 percent for both the six months ended June 30, 2004 and 2003, respectively. An effective tax rate of 0 percent for the current quarter is the result of the Company’s net operating loss carry forward and valuation allowance against the deferred tax assets. The Company’s tax planning strategy supports the current net deferred income tax asset as recorded at June 30, 2004. Management believes it is more likely than not that the net deferred income tax asset, as recorded, will be realized. Management’s assessment of the realizability of the recorded net deferred income tax asset is based on both future reversals of existing taxable temporary differences and tax planning strategies that the Company intends to implement in order to avoid the expiration of net operating loss carry forwards. The typical tax strategy includes tax-planning efforts that the Company ordinarily might not take in the regular course of business, such as the sale of property, technology, or other assets that have significant economic value. The Company believes that its IP portfolio contains significant economic value, and the sale of one or more of its patents could generate taxable income of at least $3,000,000. As a result of two previous litigations over a single patent, the Company received gross settlement amounts in excess of $2,000,000.

        The State of California recently issued a moratorium on the use of net operating losses to offset current taxable income. The Company does not believe that the moratorium will result in significant future tax liability as the Company has sufficient tax credits to offset any resulting tax liability.

Bookings and Backlog

        At June 30, 2004, the expected order backlog was approximately $6.5 million, which consisted of (i) new orders for which work has not yet begun and (ii) revenue remaining to be recognized on work in progress. Of the June 30, 2004 backlog, 90 percent is from government customers, while 10 percent is from Financial Solutions customers. Although Financial Solutions has contributed 43 percent of revenue during the current six-month period, the percentage contribution to backlog is lower than from government customers as Financial Solutions contracts are typically less than six months in duration. Approximately 79 percent of the backlog consists of government–sponsored programs that are awarded but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The Company expects approximately 40 percent of the backlog to be fulfilled during the remainder of the fiscal year.

Liquidity and Capital Resources

        As of June 30, 2004, Teknowledge had approximately $991,000 in cash and cash equivalents, an increase of $324,000 or 48 percent over the comparable quarter in 2003. The increase in net cash at June 30, 2004, is attributed to a net infusion of cash from a term loan facility of $457,000 executed in 2004. The Company generated net cash of $301,000 from its operating activities compared to $844,000 in 2003. The Company also invested $797,000 in the development of software products in 2004 compared to $903,000 in 2003. In 2004, financing activities generated $458,000. This is net of $543,000 that was paid back on the term loan in the second quarter of 2004.

        Teknowledge’s traditional sources of cash are revenues from continuing operations, including intellectual property and patent licensing, credit facilities, and outside investments. The Company is also seeking an equity investment to fund future growth; however, there can be no assurance that the Company will be able to locate and obtain additional financing acceptable to the Company or at all. Based on its current cash position, available credit, and projected cash flows from operations, management believes the Company may not have sufficient funds to support operations for the next twelve-month period unless it can secure additional funding, financing, or a legal settlement. In the event Teknowledge does not raise additional capital from increased revenues, equity financing, or intellectual property as expected, or the economy fails to improve as anticipated, the Company may have to reduce costs further, including headcount reductions, which could materially adversely affect on-going operations and revenues. If the Company obtains equity financing, it will likely result in a significant dilution of existing stockholders.

        Effective March 28, 2004, Teknowledge renewed its line of credit with a financial institution. The new agreement extends the term of the line from one year to two years ending March 28, 2006 and increases the credit limit from $3,000,000 to $4,000,000. Under the arrangement the Company may borrow a maximum of the lesser of $3,000,000 or 80 percent of eligible receivables at an initial rate of 1.0 percent over the Wall Street Journal prime interest rate (4.00% on April 30, 2004) with a floor of 4.25%. The line includes select financial covenants tied principally to net income projections in the next two years. In conjunction with the credit line, the Company requested and received a $1,000,000 term loan sub-facility. The term loan is for a two-year term at an initial interest rate of 3.0 percent over the Wall Street Journal prime rate with a floor of 4.25%. The Company must maintain a minimum cash balance with the bank of 75 percent of the aggregate outstanding balance of all term loan advances and achieve preestablished minimum net income performance standards on a quarterly basis. The secure the loans, Teknowledge granted the bank a security interest in our assets, including accounts receivable. The Company borrowed $1,000,000 against this facility at the end of March 2004 but paid back approximately one half the amount in the second quarter to reduce its interest exposure.

        During the second quarter of 2004, Teknowledge decreased its outstanding balance under its credit facilities with the bank to $1,417,000. The Company’s potential borrowing capacity fluctuates based on the amount of accounts receivable generated from revenues and its financial requirements. At June 30, 2004, the Company had approximately $9,000 of available borrowing capacity.

        In connection with the renewed credit facility effective on March 28, 2004, the Company granted a warrant exercisable for 15,000 shares of Common Stock of the Company at an exercise price of $7.00 per share. The warrant is exercisable in whole or in part from the first anniversary of the issue date to the expiration date of March 1, 2009.

        At June 30, 2004, Teknowledge was out of compliance with its net income covenant with the bank. Teknowledge requested a waiver of this covenant, which is expected to be granted subsequent the filing date of the 10-QSB, when negotiations are finalized. The new agreement is expected to include the following changes: 1) an increase in the line of credit interest rate from 2 to 3 percent over the Wall Street Journal prime, 2) an expansion of the cash support level required to maintain the term loan from 75 to 100 percent, and 3) to supplement its existing cash reserves, the Company needs to secure a cash infusion of at least $1,000,000 by December 31, 2004. The cash infusing is most likely to come from an outside investment or an intellectual property settlement or sale. Teknowledge is also subject to more restrictive reporting and documentation maintenance under the proposed new agreement. The terms of the new agreement will be published in a subsequent filing.

Critical Accounting Policies and Estimates

        Certain accounting policies are particularly important to the portrayal of the financial position and results of operations and require the application of significant judgment by our management team; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on the Company’s historical experience, terms of existing contracts, observance of trends in the industry, information provided by its customers, and information available from other outside sources, as appropriate. Teknowledge’s significant accounting policies and estimates include:

+	Revenue recognition;
+	Allowance for doubtful accounts;
+	Valuation allowance against deferred tax assets;
+	Software development costs; and
+	Determination of government indirect rate reserves.

Revenue Recognition

        Revenue on software licenses and services is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, there is a reasonable assurance of collection on the resulting receivable. Teknowledge customarily obtains written purchase authorizations from customers for a specific product at a fixed price and considers delivery to have occurred at the time of shipment. The software is delivered to the customer electronically or on a CD. Revenue is typically recognized on shipment of product software; however, if the software is subject to customer acceptance or contract terms that do not satisfy all of the above-mentioned criteria, revenue is recognized upon customer acceptance or when all revenue recognition criteria have been met. Occasionally, customer contracts contain refund or warranty clauses that could affect revenue recognition. Teknowledge evaluates these clauses carefully; however, the Company has not experienced a refund or warranty recall and the likelihood of such an event is not predictable nor is it judged material at this time. Revenue from software consulting services is generally recognized on a time and materials basis; however, depending on the terms of the contract, the service element may be recognized on a milestone achievement or a percentage-of-completion basis. Revenue recognized under the percentage-of-completion basis requires the use of project cost estimates. Project cost estimates are revised periodically and changes affecting the amount of revenue recognized are recorded when they become known. Revenue from research and development contracts is generally recognized over applicable contractual periods as specified by each contract and as costs related to the contracts are incurred.

Allowance for Doubtful Accounts

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

Valuation Allowance Against Deferred Tax Assets

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

        During 2003, Teknowledge completed work on V3.0 of TekPortal. Many of the functionalities added to V3.0 were extensions of work performed in earlier versions of TekPortal. The earlier versions have been fully operational at over 70 Internet bank sites. The software developed in V3.0 extended the capabilities of TekPortal to include ACH transfers between financial institutions and OFX connectivity. The Company is currently working on V3.1 and V3.2 of TekPortal, which it plans to release to customers in late 2004 as a combined release. Capitalized costs include direct and indirect labor costs and applicable overhead, but exclude general and administrative costs. The Company periodically reviews its procedures for accumulating economic life of the product, which is estimated at three years. Capitalized software development costs are reviewed and evaluated periodically to determine recoverability. Should the Company determine that all or part of its capitalized software development costs are not recoverable, an adjustment to the capitalized software costs would be charged to income in the period such determination is made. At June 30, 2004, the unamortized amount of capitalized software development costs was $3,847,000.

        The cost incurred in the development of our commercial software is capitalized. Teknowledge periodically reviews these costs to ensure they are recorded at the lower of unamortized cost or net realizable value. Net realizable value is determined using assumed future cash flows related to sales of the underlying technology. Had different assumed cash flows been used, materially different amounts of the carrying amount of these costs could have been reported.

Determination of Government Indirect Rate Reserves

        The Company’s revenues, costs, and earnings on government contracts are determined based on direct cost and estimated overhead “indirect” rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs typically vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made on a cumulative basis whereas the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal Government. As a result of these audits, the Company may be exposed to annual cost adjustments, which are applied on a retroactive basis to the government contracts completed in prior years. These adjustments can have a negative or positive effect on the results of operations and cash reserves in the period in which the adjustment is realized. In order to address the possible exposure to rate adjustments on prior years, Teknowledge established a rate adjustment reserve for potential government cost recovery for that year, which was aggregated against the estimated reserves for the open and unaudited years of 2001-2003. The cumulative reserve at June 30, 2004 is $543,000.

Certain Factors That May Affect Future Results of Operations and/or Stock Price

Current cash flow may be insufficient to support current and future operations

        To support current and future operations, the Company is dependent upon revenues, credit facilities and its ability to obtain financing. Revenues decreased by 21 percent in second quarter of 2004 to $2,099,000, compared to $2,672,000 of the same quarter in 2003. The ability of the Company to continue to grow its revenues will depend on the Company’s success in winning new government R&D and applications contracts, and selling commercial products and services, including TekPortal Aggregation, OFX, and ACH Transfers product licenses and maintenance support. As of June 30, 2004, Teknowledge had approximately $991,000 in cash and cash equivalents, an increase of $324,000 or 48 percent over the comparable quarter in 2003. The increase in net cash at June 30, 2004, is attributed to a net infusion of cash from a term loan facility of $457,000 executed in 2004. During the first half of 2004, the Company generated net cash of $301,000 from its operating activities compared to $844,000 in 2003. The Company also invested $797,000 in the development of software products in 2004 compared to $903,000 in 2003. In 2004, financing activities generated $458,000. This is net of $543,000 that was paid back against the term loan in the second quarter of 2004. Teknowledge has a credit line of $3,000,000, $9,000 of which was available at June 30, 2004. If revenues do not increase as anticipated and the economic recovery slows or suffers a setback, and the Company does not obtain additional cash from operations, outside financing, or a legal settlement, its ability to support its current and future operations will be adversely affected.

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

        The demand for account aggregation, OFX and Transfers software will depend upon broad acceptance of new methods of accessing and utilizing financial information over the Internet. The unstable economy and resulting uncertainty resulted in the deferral of purchasing decisions by some financial institutions in 2003 and 2004 for aggregation products like TekPortal, and there can be no assurance that these conditions will improve or that demand will return to previous levels. TekPortal is already in use by over 70 banking customers. However, the continuing demand for specific products developed by the Company cannot be determined, nor can the viability of these products be determined at this time. As the market continues to change, there can be no assurance that the Company will be able to recruit or retain the technical staff to develop and bring products to market, that these products will gain market acceptance, or generate significant revenue or profits. If TekPortal or Teknowledge’s other products and services markets develop more slowly than expected, become saturated with competitors, or if the Company’s products do not achieve market acceptance, the Company’s business, financial condition, and results of operations may be materially and adversely affected.

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

Service revenue is dependent on government-sponsored contract R&D

        The majority of Teknowledge’s service revenue was derived from government-sponsored contract R&D projects, and the Company has historically been profitable in that business. However, dependence on R&D contracts can be risky because the contracts are subject to administrative, legislative, and political interruptions, which may jeopardize the flow of funds. There can be no assurance that the government will continue to seek services at the current level in the future. Although the Company expected an increase in proposals related to homeland security in 2003, the level of requests for R&D proposals was lower than expected. There can be no assurance there will be an increase in contract proposals in 2004. The Company faces increased competition for government projects and this may continue until the general economy improves.

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

Loss of a large customer may affect financial results

        The Company has in the past, and probably will in the future, rely on large sales to certain customers. Loss of a single large customer could have a material impact on the sales revenue and profitability of the Company. However, the diversity of the Company’s business lines may mitigate the long-term impact of the loss of any one customer.

Teknowledge’s success depends on retaining sufficient technical staff and attracting additional technical staff

        The Company recognizes that the loss of one or more key management and technical personnel, who are employed on an at-will basis, could adversely affect aspects of the Company’s business. The Company relies on its executives and business unit managers for the acquisition and negotiation of new business, the management of services contracts and product development, and the management of ongoing operations. A proportion of the technical support base for operations is provided by outside consultants, and it is anticipated that this trend will continue in the future. The Company spent approximately $172,000 on billable subcontractors during second quarter 2004 compared to $228,000 in the same quarter of 2003. The use of outside consultants allows the Company to expand or constrict its operations quickly both inside and outside the U.S.

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

(b)     There have been no significant changes in our internal controls over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the following: Because of a vacancy created by the departure of the Controller during the second quarter of 2004, the duties and responsibilities of this position were performed by the Chief Financial Officer. The Company is currently seeking a replacement for the position of Controller.

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

        The Attorneys subsequently filed a Complaint on July 16, 2003 in the United States District Court for the District of Northern California, Teknowledge Corporation v. Yahoo! Inc., Microsoft Corporation, and AOL Time Warner, Inc. The Complaint stated a claim for patent infringement of the ‘175 patent and named Yahoo! Inc., Microsoft Corporation and AOL Timer Warner, Inc. as defendants. The claims asserted in this complaint concern the alert and notification features of the ‘175 patent, which can be utilized to deliver alerts to users concerning changes to data items of interest on a web page or availability of software updates. On December 12, 2003, the District Court for the Northern District of California ruled that the two cases shall be consolidated into a single action. Instead of two cases with six defendants each, there is one case with six defendants. Microsoft filed a counterclaim on February 3, 2004, claiming that Teknowledge infringed on two of its patents, one for electronic bill payments, and the other for information aggregation. Teknowledge considers these counterclaims to be without merit.

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

Item 4. Submission of Matters to a Vote of Security Holders

        The 2004 Annual Meeting of Stockholders was held on August 5, 2004

        A proposal to elect a Class I Director to serve for a three-year term was approved by stockholders. The proposal received the following votes:

	For	Withheld
Dr. Larry E. Druffel	5,214,194	95,027

The following directors continue:

Neil Jacobstein
Benedict O'Mahoney
Gen. Robert T. Marsh
Ivan Lustig

        Proposal No. 2 to ratify the selection of Grant Thornton LLP as independent accountants for the fiscal year ending December 31, 2004 was approved by the stockholders. This proposal received the following votes:

For	Against	Abstain
5,233,897	34,276	41,048

Item 6. Exhibits and Reports on Form 8–K

(a)     Exhibits:

        Set forth below is a list of all exhibits filed herewith or incorporated by reference as part of this Quarterly Report on Form 10–QSB.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002, dated August 16, 2004.

31.2	Certification of Principal Financial Officer pursuant to rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002, dated August 16, 2004.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 16, 2004.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 16, 2004.

(b)     Reports on Form 8–K

(1)	Current Report on Form 8-K, dated May 19, 2004, related to the Company’s report of first quarter 2004 results.

SIGNATURES

                      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 16, 2004                                                                                                            Teknowledge Corporation

                                                                                                (Registrant)

By: /s/ Neil A. Jacobstein
Neil A. Jacobstein
Chairman of the Board of Directors
Chief Executive Officer and President

             Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on August 14, 2004.

/s/ Neil A. Jacobstein	Chairman of the Board of Directors,	August 16, 2004
Neil A. Jacobstein	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Dennis A. Bugbee	Vice President Finance,	August 16, 2004
Dennis A. Bugbee	Chief Financial Officer
(Principal Financial and Accounting Officer)