Form 10QSB
period 2004-09-30
TEKNOWLEDGE CORP
filed 2004-11-16
CIK 716214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

     (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2004

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 8, 2004

Common Stock, $0.01 par value	5,735,754

TABLE OF CONTENTS

			Page No.
	PART I.	FINANCIAL INFORMATION

Item 1.		Unaudited Condensed Financial Statements

		Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	3

		Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
		for the three months and nine months ended September 30, 2004 and 2003	4

		Condensed Consolidated Statements of Cash Flows for nine months ended
		September 30, 2004 and 2003	5

		Notes to the Condensed Consolidated Financial Statements	6

Item 2.		Management's Discussion and Analysis of Financial Condition and Results of
		Operations	12

Item 3.		Controls and Procedures	27

	PART II.	OTHER INFORMATION

Item 1.		Legal Proceedings	28

Item 6.		Exhibits and Reports on Form 8-K	29

Signatures			30

Exhibits 31.1 and 31.2 (the 302 certifications)	31

Exhibits 32.1 and 32.2 (the 906 certifications)	33

PART I. FINANCIAL INFORMATION
TEKNOWLEDGE CORPORATION CONDENSED
CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30,	December 31,
	2004	2003

ASSETS
Current assets:
Cash and cash equivalents	$982,156	$1,045,402
Receivables:
Billed, net of allowance of $43,700 and $39,000, respectively	1,082,874	1,480,957
Unbilled	561,305	582,402

Total receivables	1,644,179	2,063,359

Deferred income taxes	768,000	768,000
Prepaids and other current assets	156,142	140,457

Total current assets	3,550,477	4,017,218
Capitalized software development costs, net of accumulated
amortization of $7,011,119 and $5,352,010, respectively	3,778,457	4,156,210
Fixed assets, at cost
Computer and other equipment	3,626,973	3,613,158
Furniture and fixtures	130,218	122,834
Leasehold improvements	849,960	845,510

	4,607,151	4,581,502
Less: Accumulated depreciation and amortization	(4,517,545)	(4,455,997)

	89,606	125,505
Total assets	$7,418,540	$8,298,933

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,373,244	$1,106,881
Line of credit	901,227	959,823
Current portion of note payable	332,000	-
Payroll and related liabilities	684,148	912,138
Government rate reserve	841,078	794,260
Other accrued liabilities	445,483	353,539

Total current liabilities	4,577,180	4,126,641
Stockholders' equity
Preferred stock, $.01 par value, authorized 2,500,000 shares
Series A Convertible Preferred Stock, none issued	-	-
Common stock, $.01 par value, authorized 25,000,000 shares,
5,735,754 and 5,735,254 shares issued and outstanding
at September 30, 2004 and December 31, 2003, respectively	57,358	57,353
Additional paid-in capital	1,893,023	1,861,111
Retained earnings since January 1, 1993
(following quasi-reorganization)	890,979	2,253,828

Total stockholders' equity	2,841,360	4,172,292

Total liabilities and stockholders' equity	$7,418,540	$8,298,933

        The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPERHENSIVE INCOME (LOSS)

		(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues	$1,816,234	$3,041,054	$6,074,393	$8,782,356
Cost of revenue	1,679,770	2,081,264	5,477,499	6,069,568

Gross profit	136,464	959,790	596,894	2,712,788
Operating expenses:
General and administrative	430,698	543,385	1,452,069	1,774,950
Sales and marketing	84,305	120,094	279,390	317,343
Research and development	2,895	83,618	168,763	121,657

Total operating expenses	517,898	747,097	1,900,222	2,213,950

Operating income (loss)	(381,434)	212,693	(1,303,328)	498,838
Other income (expense), net	(23,216)	(9,128)	(59,522)	(11,290)

Income (loss) before provision for in	(404,650)	203,565	(1,362,850)	487,548
Provision for income taxes	-	-	-	-

Net income (loss) and comprehensive	$(404,650)	$203,565	$(1,362,850)	$487,548

income (loss)
Earnings (loss) per share:
Basic	$(0.07)	$0.04	$(0.24)	$0.09

Diluted	$(0.07)	$0.03	$(0.24)	$0.08

Shares used in computing earnings (loss) per share:
Basic	5,735,754	5,716,117	5,735,747	5,715,874

Diluted	5,735,754	5,888,463	5,735,747	5,760,734

        The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(1,362,850)	$487,548
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	1,720,657	1,728,055
Provision for doubtful accounts	4,700	(25,367)
Changes in assets and liabilities:
Receivables	414,480	(31,422)
Prepaid and other current assets	(15,685)	(13,332)
Accounts payable	266,363	315,754
Accrued liabilities and rate reserve	(89,228)	(474,432)

Net cash provided by operating activities	938,437	1,986,804
Cash flows from investing activities:
Capitalization of software development costs	(1,281,356)	(1,305,711)
Purchases of fixed assets	(25,649)	(29,911)

Net cash used in investing activities	(1,307,005)	(1,335,622)
Cash flows from financing activities:
Proceeds from the issuance of common stock	31,918	1,075
Net repayments against line of credit	(58,596)	(456,874)
Proceeds from term loan	1,000,000	-
Repayment of term loan	(668,000)	-

Net cash provided (used) by financing activities	305,322	(455,799)

Net increase (decrease) in cash and cash equivalents	(63,246)	195,383
Cash and cash equivalents at the beginning of period	$1,045,402	$1,113,815

Cash and cash equivalents at the end of period	982,156	$1,309,198

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$66,985	$45,233

        The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS

SEPTEMBER 30, 2004

1.     Basis of Presentation

        Teknowledge Corporation (“the Company”), has prepared the unaudited condensed consolidated financial statements included herein, pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America (US GAAP). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. These interim statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003. In the opinion of management, these interim statements include all adjustments, consisting of normal, recurring adjustments, which are necessary for a fair presentation of results for such periods. The results of operations for any interim period presented herein are not necessarily indicative of results that may be achieved for the entire fiscal year ending December 31, 2004.

        Certain reclassifications not affecting earnings or retained earnings have been made to the 2003 financial statements to conform to the 2004 presentation, consisting of the grossing-up of unbilled receivables and government rate reserve liabilities previously netted.

2.     Accounts receivable

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

3.     Capitalized software development costs

        Teknowledge capitalizes software development costs once technological feasibility is reached and continuing until general availability of the product. During the three months ended September 30, 2004 and 2003, software development costs of $472,000 and $403,000 were capitalized respectively. During the nine-months ended September 30, 2004 and 2003, software development costs of $1,264,000 and $1,306,000 were capitalized respectively. Amortization costs were $553,000 for the three months ended September 30, 2004 and $504,000 for the three months ended September 30, 2003. Amortization costs were $1,659,000 for the nine months ended September 30, 2004 and $1,601,000 for the nine months ended September 30, 2003. The Company’s policy is to amortize capitalized software development costs by the greater of (a) the ratio of current gross revenues for a product to anticipated gross revenues over the estimated life of that product, or (b) the straight-line method over the estimated economic life of the product, which is estimated at three years. The Company capitalizes software development costs in anticipation of future revenue principally from the sale of TekPortal licenses, maintenance, and related services. Recent revenues from license and maintenance sales have not exceeded capitalized costs. Future license revenues are expected to increase, but with variable results per quarter, depending on specific sales outcomes. License sales of TekPortal product plus maintenance in the third quarter decreased to $221,000 from $341,000 in the second quarter of 2004. If future license, maintenance, and service revenues for TekPortal products and the corresponding gross margins do not improve, management will consider a possible impairment write down to a net realizable value. Net realizable value is determined using projected future cash flows related to sales of the underlying technology. Management evaluates the financial performance of its TekPortal software at least quarterly to measure the performance against plan objectives and specific sales prospects. This is to ensure that these software development costs are being recorded at the lower of unamortized cost or net realizable value.

4.     Earnings (Loss) Per Share

        Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares of outstanding common stock plus the effect of outstanding potentially dilutive securities during the period. Potentially dilutive securities consist of shares issuable upon the exercise of outstanding common stock options and warrants. All potentially dilutive securities have been excluded from the calculation of the net loss per share for the nine-month period ended September 30, 2004, as their inclusion would be anti-dilutive.

        Diluted earnings (loss) per share for the three-month periods ended September 30, 2004 and 2003 as well as the nine-month period ended September 30, 2004 excludes the effect of out-of-the-money stock options, as their inclusion would be anti-dilutive. The number of out-of-the-money stock options excluded for the three-month periods ended September 30, 2004 and 2003 was 688,880 and 612,078, respectively. The number of out-of-the-money stock options excluded for the nine-month period ended September 30, 2004 was 2,025,679.

        A summary of the earnings (loss) per share calculation for the three-month and nine-month periods ended September 30, 2004 and 2003 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Basic earnings (loss) per share:
Net income (loss)	$(405)	$204	$(1,363)	$488

Weighted average common shares	5,736	5,716	5,736	5,716

Basic earnings (loss) per share	$(0.07)	$0.04	$(0.24)	$0.09

Diluted earnings (loss) per share:
Net income (loss)	$(405)	$204	$(1,363)	$488

Weighted average common shares	5,736	5,716	5,736	5,716
Potentially dilutive potential
common shares from stock options	-	172	-	45

Diluted weighted average common share	5,736	5,888	5,736	5,761

Diluted earnings (loss) per share	$(0.07)	$0.03	$(0.24)	$0.08

5.    Stock-Based Compensation

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income (loss), as reported	$(405)	$204	$(1,363)	$488
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for awards
granted, modified or settled	(69)	(126)	(219)	(321)

Pro forma net income (loss)	$(474)	$78	$(1,582)	$167

Earnings (loss) per share:
Basic - as reported	$(0.07)	$0.04	$(0.24)	$0.08
Basic - pro forma	$(0.08)	$0.01	$(0.27)	$0.03

Diluted - as reported	$(0.07)	0.03	$(0.24)	$0.08
Diluted - pro forma	$(0.08)	$0.01	$(0.27)	$0.03

6.     Revenue Recognition

        Teknowledge derives revenue from research and development contracts (Contract R&D) with the U.S. Government and from sales of software products and services for financial systems, patent and technology licensing, and applications of security systems to commercial customers.

        (a) Contract Revenue

        Teknowledge principally uses the percentage-of-completion method of accounting for contract revenues for both government and commercial projects. The percentage-of-completion method is based on total costs incurred to date compared with estimated total costs upon completion of contracts. The Company charges all losses on contracts to operations in the period when the loss is known. For contracts that do not meet the criteria for the percentage-of-completion method, the Company recognizes contract revenue on a milestone achievement basis. Fifteen percent of the fee, which is approximately one percent of the total contract award, is retained and may be billed after the final indirect rates are submitted to the government. The final indirect rates are not submitted to the government until they have been reviewed and approved by the Defense Contract Audit Agency. Revenue on the retained fee is recognized as earned but not billed until contract completion. As of September 30, 2004, the Company calculated that it had approximately $293,000 of retained fees on its completed contracts to be invoiced in future periods. The Company has not received final overhead rate approval from government agencies for costs incurred during the fiscal years 2001, 2002, and 2003. Accordingly, at September 30,2004, the Company maintained a rate adjustment reserve of $841,000 related to potential audit agency adjustments to the Company’s indirect overhead rates.

        On September 30, 2004, the government suspended payment on three of Teknowledge’s contracts pending repayment of projected differences between the “actual” overhead rates used in the billings and the proposed overhead rates submitted to the government for the years 2001-2003. Based on the original rate data Teknowledge provided to the government for those years, the government audit agency, DCAA, indicated that Teknowledge owes $813,000 in gross charges. Prior to this, Teknowledge requested a review of the treatment of subcontractor costs in the previously submitted overhead cost proposals. Teknowledge believes the prior treatment unfairly allocated substantial amounts of internal G&A expenses to outside subcontractors and has requested an equitable redistribution of these costs to a separate pool for the unaudited years. A similar treatment has already been approved for 2004, but the government has so far denied Teknowledge’s request to make the change effective for all the unaudited years. The change in the treatment of subcontractor costs, if accepted by the government, could reduce the overall exposure to the Company by $750,000. On October 5, 2004, the government released for payment the three contracts that were on suspension, except for G&A expenses, contingent on the establishment of a long-term payment schedule between the two parties. The payment terms and conditions will be determined after a review of the Company’s requests, and its current cash reserves and forecast cash flow from all sources through 2005. The Company believes it has adequate cash resources to establish a mutually workable payment schedule, if necessary. Until the matter is resolved, the Company would make good faith payments while it negotiates for the successful resolution of the treatment of the subcontractor costs and any related rate issues. These payments would be charged against the rate reserve and not earnings.

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

        Generally, Teknowledge provides payment terms that range from thirty to ninety days from the invoice date. The Company rarely extends payments beyond ninety days, but it may grant extensions when market conditions or the business environment compels the Company to provide flexible terms. Accordingly, payment terms that exceed one hundred eighty days for significant portions of the fee are not considered fixed or determinable and revenue is recognized as payments become due if all other factors are met. No contracts were affected by this change in policy in the current or prior reporting periods.

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

7.    Segment Reporting

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

        Financial information about segments (in thousands):

	Commercial	Government	Total

Three Months ended September 30, 2004:
Revenues	$950	$866	$1,816
Cost of revenue	991	689	1,680

Gross profit (loss)	$(41)	$177	$136

Three Months ended September 30, 2003:
Revenues	$1,662	$1,379	$3,041
Cost of revenue	1,256	825	2,081

Gross profit (loss)	$406	$554	$960

        Revenues from customers in the United States of America represented approximately 98 percent and 92 percent for the three months ended September 30, 2004 and 2003, respectively. During the three months ended September 30, 2004, approximately 36 percent of the total revenue, and 18 percent of account receivable, was attributed to one agency of the Federal government. IP licensing activity accounted for 22 percent of the quarterly revenue.

	Commercial	Government	Total

Nine months ended September 30, 2004:
Revenues	$2,785	$3,289	$6,074
Cost of revenue	2,986	2,491	5,477

Gross profit (loss)	$(201)	$798	$597

Nine months ended September 30, 2003:
Revenues	$2,861	$5,922	$8,783
Cost of revenue	2,513	3,557	6,070

Gross profit (loss)	$348	$2,365	$2,713

        Revenues from customers in the United States of America represented approximately 96 percent and 92 percent for the nine months ended September 30, 2004 and 2003, respectively. During the nine months ended September 30, 2004, approximately 32 percent of the total revenue, and 36 percent of total accounts receivable, was attributed to one agency of the Federal government. No commercial customer had greater than 10 percent of total revenues.

8.    Line of Credit and Financing

        On March 28, 2004, Teknowledge renewed its line of credit with the bank. The new agreement extends the term of the line from one year to two years ending March 28, 2006 and increases the credit limit from $3,000,000 to $4,000,000. Under the arrangement the Company may borrow a maximum of the lesser of $3,000,000 or 80 percent of eligible receivables at an initial rate of 2.0 percent over the Wall Street Journal prime interest rate (4.00% on September 30, 2004) with a floor of 4.25%. The line includes select financial covenants tied principally to net income projections in the next two years. In conjunction with the credit line, the Company requested and received a $1,000,000 term loan sub-facility. The term loan is for a two-year term at an initial interest rate of 3.0 percent over the Wall Street Journal prime rate with a floor of 4.25%. Under the original agreement, the Company must maintain a minimum cash balance with the bank of 75 percent of the aggregate outstanding balance of all term loan advances and achieve preestablished minimum net income performance standards on a quarterly basis. To secure the loans, Teknowledge granted the bank a security interest in our assets, including accounts receivable.

        Effective September 1, 2004, the financial agreement between Teknowledge and the bank was modified to include the following changes: 1) the interest rate on the receivables facility was increased from 2 to 3 percent over the Wall Street Journal prime, 2) the cash support level in the bank required to maintain the term loan was raised from 75 to 100 percent, and 3) to supplement its existing cash reserves, the Company was obligated to secure a cash infusion of at least $1,000,000 by December 31, 2004. Subsequent to the effective date of the new agreement, Teknowledge concluded two intellectual property licenses totaling $1,000,000. In addition to periodic reporting requirements, Teknowledge provided to the bank a near term quarterly income forecast that it is required to achieve with no greater than 20% variance to the plan.

        At September 30, 2004, the Company was temporary out of compliance with the account receivable support requirement for the line of credit because of unanticipated influx of cash from customers at the end of the quarterly period. Subsequent to the quarter end, Teknowledge received a cash infusion from a party in the IP suit (see Item 1:Legal Proceedings) that it used to pay down the line of credit to the required balance. At November 8, 2004, the outstanding balance from the line of credit was $615,000 compared to $901,000 at September 30. In addition to the previous payments, Teknowledge paid off the outstanding term loan balance of $332,000 on October 8, 2004.

        During the third quarter of 2004, Teknowledge decreased its outstanding balance under its credit facilities with the bank to $901,000. The Company’s potential borrowing capacity fluctuates based on the amount of accounts receivable generated from revenues and its financial requirements. At November 8, 2004, the Company had utilized all of its available borrowing capacity.

        In connection with the credit facilities dated March 28, 2003 and 2004 and the amended facility of September 1, 2004, the Company granted warrants exercisable for 15,000 shares of Common Stock to the bank at an exercise price of $3.00, $7.00 and $2.50 per share, respectively. The warrants are exercisable in whole or in part one year after the first anniversary of the issue and until the end of the five-year term.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

Forward Looking Statements

        The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Forward-looking statements made in this report relate to commercial revenue increases and backlog, new business opportunities, demand for aggregation software and services, generation of revenue from intellectual property (IP) and the value of the Company’s patent portfolio, counter-terrorism applications, market acceptance of the Company’s products and services and the exchange of financial information over the Internet, demand for the Company’s products and services by the government, employees and management, patent and technology licensing, intent to apply for trademark registrations, intent to broaden customer base, plans to develop new products and services, effectiveness of security measures, as well as expected revenue, cash and profitability, ability to realize backlog, recoverability of capitalized software, availability of equity capital and financing, effects of competition, research and development, consolidation in the financial services industry, government regulation, collections on customer receivables, and effects of recently-issued accounting pronouncements. All forward-looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward-looking statements contained herein as a result of competition, general or financial services market conditions, government agency funding limitations, other factors relating to government contracting including overhead rate determination; the ability to attract and retain technical and management personnel, commercial opportunities, financing, and other factors described in “Certain Risk Factors That May Affect Future Results of Operations and/or Stock Price,” and in other documents we file with the Securities and Exchange Commission. Unless required by law, we do not undertake any obligation to update any forward-looking statements or risk factors.

Overview of Significant Matters

      Assessment of Opportunities

        This section updates the assessment of our opportunities included in the Company’s annual report on Form 10KSB for the fiscal year ended December 31, 2003 and discusses the specific potential risks facing our business. Teknowledge’s Financial Solutions business has made progress selling a more comprehensive suite of TekPortal™ products. This suite includes an aggregation platform; an OFX product to link aggregated data to Quicken and Money desktop client software, and an ACH Transfer product to enable user-initiated money transfers from account to account. Teknowledge invested $472,000 in its TekPortal software product in the third quarter of 2004, bringing the total investment in TekPortal to over $10,000,000. Teknowledge has been able to build new customers with a large financial services provider partner it won as a customer in 2003. This partner is now utilizing TekPortal, and has already deployed the software at several of its customer sites. Teknowledge’s recurring revenue stream, based on the maintenance of installed software, is expected to grow as the Company sells more licenses to this larger customer base. These factors, plus new sales activity associated with the value-added OFX and ACH Transfers software modules, cause us to expect revenue growth in the Financial Solutions business later in 2004. Teknowledge now has several large and strong customer reference accounts, including two top ten domestic banks. While we have been consistently predicting an upswing in TekPortal sales, adoption of new classes of software, however compelling, typically takes longer than expected. In the mean time, Teknowledge has streamlined operations and increased its focused sales activity.

        We have many opportunities for new business in the 2004-2005 time window. We expect to see growth in this segment of the business, barring a major negative event that affects the Company or the banking industry. However, we do not predict reliable quarter-to-quarter profitability until our recurring revenue base increases to cover our fixed expenses. In the third quarter alone, our software amortization expenses of $553,000 from prior TekPortal related investments represented 24% of the cost of revenue for the quarter. We expect our recurring maintenance stream from previous license sales to cover new development expenditures in 2005.

        Teknowledge is taking several specific actions to increase the Company’s cash resources. First, we have decreased total expenses by more than $900,000 this year compared to the previous year. The Company continues to make prudent cost reductions without cutting into its core capabilities. The Company anticipates that costs will increase in the future to match anticipated revenue growth. Second, we have contracted with a qualified financial services software sales company to augment our direct sales team. This greatly increases our sales capacity, and is expected to increase revenues in the fourth quarter of 2004. Third, we continue to work towards resolving pending patent litigation cases in a manner that will result in the favorable outcome to the Company. Fourth, we are actively meeting with qualified private investors to explore the possibility of an equity investment.

        We believe that the upside growth potential is significant for TekPortal related aggregation, OFX, and ACH Transfers software. Offering aggregation software alone in the past did not enable banks to easily generate revenues from aggregation. The banks are attracted by the ability to offer customers aggregation as a new value-added service, but treat it as an optional customer relationship management prospect – unless they can link it with immediate and quantifiable return on investment (“ROI”). The return on investment for aggregation alone is real, but somewhat long term, and difficult to quantify precisely. Our product plan is not to sell aggregation software alone, but rather, to couple aggregation software with value-added software modules that harvest the aggregated data and provide banks with cost reductions and a new revenue stream. Teknowledge accomplished this with its recently introduced TekPortal OFX and ACH Transfers software modules. Last year, Teknowledge conducted a web-based seminar on its OFX software with Intuit Corporation, and an ACH Transfers seminar with Celent and Net Bank. That marked a change in the way Teknowledge sold its TekPortal related products. Teknowledge’s sales strategy changed from a focus on technical capabilities and features to an emphasis on solutions that enhance the customer experience and services revenues, resulting in a direct ROI to the financial institution.

        Teknowledge continues to invest in its ACH Transfer software, because it appears that banks and other financial institutions can generate significant additional revenue by installing it and offering this capability to their customers. Independent research reports suggest that the market is likely to be strong and growing for account-to-account funds transfer software. It is still too early to determine the slope of the growth curve for our ACH Transfers product. However, the value of ACH Transfers to the banks is quantifiable, both in terms of cost savings and transaction fees that generate revenue. The penetration of OFX and ACH Transfer software is still at the early adopter stage in the financial services industry. Teknowledge now has experience with the sales partnerships required to “cross the chasm” to adoption by the majority of mainstream mid and small sized banks.

        Teknowledge has an active software patents program as part of its daily operations. Our patent lawsuits against Inktomi, Akamai, and Cable & Wireless were related to the information caching claims in the #6,029,175 Hotbox patent titled: “Automatic Detection of Changed Files By A Network Software Agent.” This patent also has claims in the area of information alerts, and the Company has an obligation to defend these claims responsibly and proactively. Teknowledge sued Microsoft, Yahoo, and AOL/Time Warner for infringing on the alerts related claims in the Hotbox patent. The details are covered in the Legal Proceedings section below. Management believes that the Company’s patents are valid and have significant value, but only the courts can ultimately decide these issues. We have taken most of the downside cost risk out of the lawsuits by engaging the law firm of Goldstein and Faucett on a contingency payment basis. There is the risk that the patents will be invalidated and/or that the legal proceedings will determine that no infringement is present for each of the defendants. However, in the absence of voluntary patent license settlements, the best way to monetize the value of this asset is to enforce Teknowledge’s IP rights in the courts. In the first quarter of 2004, Microsoft counterclaimed Teknowledge’s patent lawsuits with two patent claims, one in the area of bill payment and the other in information aggregation. Teknowledge investigated these claims and found them to be without merit. As a result, Teknowledge recently filed a claim for summary judgment on the Microsoft claims to accelerate the case. The Company is handling most of the Microsoft countersuit in house and does not expect to incur significant legal or related costs. The Markman hearing, a key milestone in the construction of the claims, is scheduled for November. Teknowledge believes that the Company has a compelling case against Microsoft and others, and it will continue to press for fair consideration in a court of law.

        We believe that Teknowledge has a valuable portfolio of R&D software. Our software development is supported by competitive contracts from some of the most sophisticated R&D sponsors in the world. Specifically, Teknowledge continues to improve its software wrappers, which have many security and training applications in protecting computers from new worms and viruses that may not have a known signature in an antivirus database. The Company expanded its Standard Upper Ontology, and its Middle Ontology. These are codified ways of expressing knowledge that can be specialized for sophisticated semantic search solutions on the web, as well as computer based problem solving and training solutions. In 2004, Teknowledge strengthened its model based software capabilities, which can be used to design and configure software components to support target models of configurable products such as software radios, and component machine systems. Teknowledge also expanded its training software functionality that includes probabilistic Bayesian belief networks for modeling students or computer users, based on an analysis of their interactions with the computer. These and other R&D software capabilities put Teknowledge in a position to utilize next-generation functionality as infrastructure for new government contracts, as well as potential commercial products, licenses, and applications.

        Teknowledge generated $866,000 in government contract R&D revenue in the third quarter of 2004, compared to $1,379,000 in the third quarter of 2003. Most of this decrease was due to completion of several large contracts in late 2003 and early 2004. Replacing these large contracts immediately is difficult, but Teknowledge has submitted several new government contract proposals in 2004. There are some signs of improvement in new software R&D opportunities going forward, including in semantic web systems that utilize artificial intelligence techniques and advanced cyber security. In addition, we have launched a multi-year federal systems strategy to expand beyond contract R&D into government application solutions that can be fielded. The contract opportunities are much larger for application solutions. The product potential is closer to the end of contract deliverables for fielded applications. In addition, there are far more government customers available for application solutions than for R&D. The rewards are much greater in the applications solutions market, and it will take some time to get positioned to win new contracts. We will continue to propose and deliver on R&D, and while there may be a temporary decrease in government revenues, we believe that over time Teknowledge’s government contracts business will expand into a considerably larger business than can be sustained by an R&D only operation.

        Overall, management continues to believe that Teknowledge has several potentially significant revenue streams and opportunities for growth in 2004. First, the Financial Solutions TekPortal products and services related to ACH Money Transfers, Aggregation, and OFX connectivity to Quicken, and Money will be sold both direct and through large financial service providers. Second, our defense R&D business has new cyber security and semantic web opportunities. Third, we have launched a new initiative on government applications that deliver capabilities with a shorter term ROI. Finally, we have several compelling patent lawsuits in contingency-based litigation against some of the largest software companies in the world. In summary, we believe that in spite of a tough year, Teknowledge has a positive outlook for revenue growth, particularly in its Financial Solutions software and services.

Results of Operations

Three months ended September 30, 2004 and 2003

Revenues

        Revenues for the three months ended September 30, 2004 were $1,816,000, a 40 percent decrease from the three months ended September 30, 2003. Revenues from commercial operations were 52 percent of total revenues compared to 55 percent for the comparable period in 2003. Revenue from government contract R&D was 48 percent of total revenue in the three months ended September 30, 2004, compared to 45 percent for the comparable period in 2003.

        Government contract R&D revenue for the three months ended September 30, 2004 was $866,000, a 37 percent decrease in revenue from the comparable quarter in 2003. The decrease in government revenue of $513,000 is attributed to a decline in government backlog from the comparable period. The Company is seeking new government contracts to replace the government contracts that ended in 2004 and has submitted several proposals to the government that are currently under consideration. The Company was awarded two new subcontracts to MIT late in the second quarter of 2004 totaling $1,200,000.

        Commercial revenues for the three months ended September 30, 2004 were $950,000, representing a 43 percent, or $712,000, decrease in revenues from the comparable quarter in 2003. 42 percent of the third-quarter commercial revenue was attributed to an intellectual property (IP) licensing activity. This compares to 51 percent of revenue from a single large commercial customer in the comparable quarter of 2003. Commercial revenues from license sales to customers were $59,000, compared to $289,000 in 2003. Based on a review of the commercial pipeline of planned license revenues, the Company believes near term license sales from commercial customers are expected to be volatile until economic conditions improve. In addition to product license and service opportunities, the Company is actively pursuing patent and technology licensing agreements with large companies that may be infringing on the Company’s patents. During the third quarter of 2004, the Company recorded $400,000 of revenue from IP licensing activity. Another $600,000 from IP licensing activity was finalized in October 2004. [See Item 1. Legal Proceedings.]

        The Company predicted that at some point commercial revenues would exceed government contract R&D revenues, and this is in fact what happened in the third quarter of 2003. However, the Company anticipates that during the fiscal year 2004 the segment with the most revenue may fluctuate from quarter to quarter, depending on the specifics of business opportunities, contract wins, market cycles, and intellectual property licensing activities or rulings.

Costs and Expenses

        Cost of revenues was $1,680,000 for the three months ended September 30, 2004, compared to $2,081,000 for the three months ended September 30, 2003. Cost of revenues was 92 percent of total revenues for the three months ended September 30, 2004, compared to 68 percent for the three months ended September 30, 2003. In the third quarter of 2004, the Company spent $518,000 less on subcontractors and other direct costs, $173,000 less on labor and labor related costs, and $301,000 more in legal costs. The increase in cost of revenues as a percentage of total revenues is attributed to the relative decline in revenues between periods in proportion to the costs expended. The Company plans to contain its spending until it can improve its overall backlog. During the three months ended September 30, 2004, the Company spent approximately $430,000 on billable subcontractors and in-house direct labor compared to $860,000 during the comparable quarter in 2003. Until the demand for product and services improves, the Company will utilize its experienced employee engineering team rather than rely on outside subcontractors. Non-cash amortization charges from previously capitalized development costs were a significant cost during the period accounting for 24 percent of the cost of revenue. Amortization costs for the third quarter of 2004 were $553,000, compared to $504,000 in the third quarter of 2003. Excluding new software development costs, the expected non-cash amortization expenses for the following year are forecast to be:

	Q4-04	Q1-05	Q2-05	Q3-05
Amortization expense	$551,000	$461,000	$461,000	$410,000

        General and administrative expenses were $431,000 for the three months ended September 30, 2004, compared to $543,000 for the three months ended September 30, 2003. The decrease of $112,000 in general and administrative costs is primarily the result of a decrease in labor and labor related costs. General and administrative expenses for the three months ended September 30, 2004, were 24 percent of total revenue compared to 18 percent of total revenue for the three months ended September 30, 2003. As revenue increases, the Company anticipates that general and administrative expenses will decline as a percentage of total revenue.

        Sales and marketing expenses were $84,000 for the three months ended September 30, 2004, compared to $120,000 for the three months ended September 30, 2003. The drop in overall expenses is attributed to an increase in the utilization of outside subcontractors to support sales and marketing activities. Sales and marketing expenses for the three months ended September 30, 2004 were 5 percent of total revenue compared to 4 percent of total revenue for the three months ended September 30, 2003. Sales and marketing expenses are expected to grow in proportion to the growth in commercial revenues in the future.

        The Company sponsored internal R&D expenses were $3,000 for the three months ended September 30, 2004, compared to $84,000 for the three months ended September 30, 2003. Until revenues improve, the Company intends to emphasize its revenue producing billable contract support and capitalized development efforts over R&D expenditures. In addition to the government sponsored research and development, Teknowledge invested $423,000, compared to $342,000 in 2003, in the internal development of TekPortal software that was capitalized. R&D expenses for the three months ended September 30, 2004 and 2003 were 0 percent and 3 percent of total revenue, respectively.

Nine months ended September 30, 2004 and 2003

Revenues

        Revenues for the nine months ended September 30, 2004 were $6,074,000, a 31 percent decrease from the nine months ended September 30, 2003. Revenues from commercial operations were 46 percent of total revenues compared to 33 percent for the comparable period in 2003. Revenue from government contract R&D was 54 percent of total revenue in the nine months ended September 30, 2004, compared to 67 percent for the comparable period in 2003.

        Government contract R&D revenue for the nine months ended September 30, 2004 was $3,289,000, a 44 percent decrease in revenue from the comparable quarter in 2003. The decrease in government revenue of $2,633,000 is attributed to a decline in government backlog from the comparable period. The Company is seeking new government contracts to replace the government contracts ending in 2004 and has submitted several proposals to the government that are currently under consideration. Several of the contracts are relatively large compared to the current contracts and the Company believes it prospects are good; however, the Company cannot predict with 100% accuracy its probability of success nor can it estimate with certainty the ultimate amount or timing of the awards.

        Commercial revenues for the nine months ended September 30, 2004 were $2,785,000 vs. $2,861,000 in revenues from the comparable period in 2003. Prior to the third quarter of 2004, commercial revenues were growing at a faster pace than 2003; however, third quarter revenues in 2003 were augmented by one large customer who contributed 29% of the year-to-date revenue in the third quarter. License sales to customers were $232,000 for the nine months end September 30, 2004, compared to $521,000 in the same period in 2003. The Company is placing more license orders in 2004 but the average amount is less than 2003, largely because the customers are mostly smaller financial institutions. Based on a review of the commercial pipeline of planned license revenues, the Company believes near term license sales are likely to show improvement; however, future revenues from commercial customers are expected to be volatile until economic conditions improve. In addition to product sales and service opportunities, the Company is actively pursuing patent and technology licensing agreements with large companies that may be infringing on the Company’s patents. For the nine-month period ending September 30, 2004, the Company recorded $30,000 of revenue from firewall technology sales and $400,000 from IP licensing activity.

Costs and Expenses

        Cost of revenues decreased 10 percent to $5,477,000 for the nine months ended September 30, 2004, compared to $6,070,000 for the nine months ended September 30, 2003. Cost of revenues was 90 percent of total revenues for the nine months ended September 30, 2004, compared to 69 percent for the nine months ended September 30, 2003. Through September 30, 2004, the Company spent $487,000 less on mostly government subcontractors, $397,000 less on labor and labor related costs, and $269,000 more in legal costs. The increase in cost of revenues as a percentage of total revenues is attributed to the relative decline in revenues between periods in proportion to the costs expended. During the nine months ended September 30, 2004, the Company spent approximately $1,865,000 on billable subcontractors and in-house direct labor compared to $2,908,000 during the comparable period in 2003. The Company expects to grow its workforce in proportion to new contract awards in the future. The Company continues to invest in the development of new commercial products but development expenditures are not expected to exceed 2003 levels. Non-cash amortization charges from previously capitalized development costs were a significant cost during the period accounting for 30 percent of the cost of revenue. Amortization costs for the nine months ending September 30, 2004 were $1,659,000, compared to $1,601,000 in the comparable period in 2003.

        General and administrative expenses were $1,452,000 for the nine months ended September 30, 2004, compared to $1,775,000 for the nine months ended September 30, 2003. The decrease in general and administrative costs of $323,000 is primarily the result of a decrease in labor and labor related costs of $226,000 and a decline in bad debt expenses of $55,000 from the comparable period. General and administrative expenses for the nine months ended September 30, 2004, were 24 percent of total revenue compared to 20 percent of total revenue for the nine months ended September 30, 2003. As revenue increases, the Company anticipates that general and administrative expenses will decline as a percentage of total revenue.

        Sales and marketing expenses were $279,000 for the nine months ended September 30, 2004, compared to $317,000 for the nine months ended September 30, 2003. The drop in overall expenses is attributed to an increase in the use of outside subcontractors to support sales and marketing. Sales and marketing expenses for the nine months ended September 30, 2004 were 5 percent of total revenue compared to 4 percent of total revenue for the nine months ended September 30, 2003. Sales and marketing expenses are expected to grow in proportion to the growth in commercial revenues in the future.

        The Company sponsored internal R&D expenses were $169,000 for the nine months ended September 30, 2004, compared to $122,000 for the nine months ended September 30, 2003. The Company has a relatively small workforce assigned to R&D duties between contracts. Until revenues improve, the Company intends to emphasize its revenue producing billable contract support and capitalized development efforts over R&D expenditures. In addition to the sponsored research, Teknowledge invested $1,281,000, compared to $1,306,000 in 2003, in the development of TekPortal software that was capitalized. R&D expenses for the nine months ended September 30, 2004 and 2003 were 3 percent and 1 percent of total revenue, respectively.

Non-operating Income and Expenses

        Interest income was $3,534 for the nine months ended September 30, 2004, compared to $2,074 for the nine months ended September 30, 2003. Interest expense for the nine months ended September 30, 2004 was $66,985 compared to $45,233 for the comparable quarter in 2003. The Company has borrowed approximately $1,233,000 from the bank compared to $960,000 at September 30, 2003.

        The effective tax rate was 0 percent for both the nine months ended September 30, 2004 and 2003, respectively. An effective tax rate of 0 percent for the current quarter is the result of the Company’s net operating loss carry forward and valuation allowance against the deferred tax assets. The Company’s tax planning strategy supports the current net deferred income tax asset as recorded at September 30, 2004. Management believes it is more likely than not that the net deferred income tax asset, as recorded, will be realized. Management’s assessment of the realizability of the recorded net deferred income tax asset is based on both future reversals of existing taxable temporary differences and tax planning strategies that the Company intends to implement in order to avoid the expiration of net operating loss carry forwards. The typical tax strategy includes tax-planning efforts that the Company ordinarily might not take in the regular course of business, such as the sale of property, technology, or other assets that have significant economic value. The Company believes that its IP portfolio contains significant economic value, and the sale of one or more of its patents could generate taxable income of at least $3,000,000. Through October of 2004 the Company has received in excess of $3,000,000 in IP patent licenses.

        The State of California recently issued a moratorium on the use of net operating losses to offset current taxable income. The Company does not believe that the moratorium will result in significant future tax liability as the Company has sufficient tax credits to offset any resulting tax liability.

Bookings and Backlog

        At September 30, 2004, the expected order backlog was approximately $4.9 million, which consisted of (i) new orders for which work has not yet begun and (ii) revenue remaining to be recognized on work in progress. Of the September 30, 2004 backlog, 93 percent is from government customers, while 7 percent is from Financial Solutions customers. The commercial segment has contributed 46 percent of revenue during the nine-month period ending September 30, 2004; however, the percentage contribution to backlog is lower than from government customers as commercial contracts are typically less than nine months in duration. Approximately 79 percent of the backlog consists of government–sponsored programs that are awarded but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The Company expects approximately 39 percent of the backlog to be fulfilled during the remainder of the fiscal year.

Liquidity and Capital Resources

        As of September 30, 2004, Teknowledge had approximately $982,000 in cash and cash equivalents, a decrease of $327,000 or 25 percent over the comparable quarter in 2003. The decrease in net cash at September 30, 2004 is attributed to a 30% decline in revenues between the comparable nine-month periods. The Company generated net cash of 938,000 from its operating activities in the nine months ended September 30, 2004, compared to $1,987,000 in the same period for 2003. The Company also invested $1,307,000 in the development of software products and the purchase of fixed assets in 2004 compared to $1,336,000 in 2003. In 2004, financing activities generated $305,000 compared to the use of $456,000 in the same period in 2003. The net cash balance at September 30, 2004 includes $400,000 from IP licensing activity.

        Teknowledge’s traditional sources of cash are revenues from continuing operations, including intellectual property and patent licensing, credit facilities, and outside investments. The Company is also seeking an equity investment to stimulate future growth; however, there can be no assurance that the Company will be able to locate and obtain additional financing acceptable to the Company or at all. Based on its current cash position, available credit, and projected cash flows from operations, management believes the Company may not have sufficient funds to support operations for the next twelve-month period unless it can secure additional funding, supplemental financing, or a legal settlement. In the event Teknowledge does not raise additional capital from increased revenues, equity financing, or intellectual property as expected, or the economy fails to improve as anticipated, the Company may have to reduce costs further, including headcount reductions, which could materially adversely affect on-going operations and revenues. If the Company obtains equity financing, it will likely result in a significant dilution of existing stockholders.

        On March 28, 2004, Teknowledge renewed its line of credit with the bank. The new agreement extends the term of the line from one year to two years ending March 28, 2006 and increases the credit limit from $3,000,000 to $4,000,000. Under the arrangement the Company may borrow a maximum of the lesser of $3,000,000 or 80 percent of eligible receivables at an initial rate of 2.0 percent over the Wall Street Journal prime interest rate (4.00% on September 30, 2004) with a floor of 4.25%. The line includes select financial covenants tied principally to net income projections in the next two years. In conjunction with the credit line, the Company requested and received a $1,000,000 term loan sub-facility. The term loan is for a two-year term at an initial interest rate of 3.0 percent over the Wall Street Journal prime rate with a floor of 4.25%. Under the original agreement, the Company must maintain a minimum cash balance with the bank of 75 percent of the aggregate outstanding balance of all term loan advances and achieve preestablished minimum net income performance standards on a quarterly basis. The secure the loans, Teknowledge granted the bank a security interest in our assets, including accounts receivable.

        Effective September 1, 2004, the financial agreement between Teknowledge and the bank was modified to include the following changes: 1) the interest rate on the receivables facility was increased from 2 to 3 percent over the Wall Street Journal prime, 2) the cash support level in the bank required to maintain the term loan was raised from 75 to 100 percent, and 3) to supplement its existing cash reserves, the Company was obligated to secure a cash infusion of at least $1,000,000 by December 31, 2004. Subsequent to the effective date of the new agreement, Teknowledge concluded two IP licensing activities totaling $1,000,000. In addition to periodic reporting requirement, Teknowledge provided to the bank a near term quarterly income forecast that it is required to achieve with no greater than 20% variance to the plan.

        At September 30, 2004, the Company was temporary out of compliance with the account receivable support requirement for the line of credit because of unanticipated influx of cash from customers at the end of the quarterly period. Subsequent to the quarter end, Teknowledge received a cash infusion from a party in the IP suit (see Item 1:Legal Proceedings) that it used to pay down the line of credit to the required balance. At November 8, 2004, the outstanding balance from the line of credit was $615,000 compared to $901,000 at September 30. In addition to the previous payments, Teknowledge paid off the outstanding term loan balance of $332,000 on October 8, 2004.

        During the third quarter of 2004, Teknowledge decreased its outstanding balance under its credit facilities with the bank to $901,000. The Company’s potential borrowing capacity fluctuates based on the amount of accounts receivable generated from revenues and its financial requirements. At November 8, 2004, the Company had utilized all of its available borrowing capacity.

        In connection with the credit facilities dated March 28, 2003 and 2004 and the amended facility of September 1, 2004, the Company granted warrants exercisable for 15,000 shares each of Common Stock to the bank at an exercise price of $3.00, $7.00 and $2.50 per share, respectively. The warrants are exercisable in whole or in part one year after the first anniversary of the issue and until the end of the five-year term.

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

Valuation Allowance Against Deferred Tax Assets

        Teknowledge records a valuation allowance to maintain its net deferred tax assets to the amount that it believes is more likely than not to be realized. The Company considers reversing taxable temporary differences, tax planning strategies and expected future taxable income in assessing its need for a valuation allowance. The Company evaluates the adequacy of this valuation allowance on at least an annual basis. The Company believes sufficient uncertainty exists regarding the realizability of its net deferred income tax assets, because the net operating loss and tax credit carry forwards may expire before they can be utilized, and accordingly, a valuation allowance has been established to reduce the asset to the amount the Company estimates will be realized. The realization of the net deferred income tax asset is also dependent on generating sufficient taxable income in future years. Management believes it is more likely than not that the net deferred income tax asset, as recorded, will be realized. Management’s assessment of the realizability of the net deferred income tax asset is based on tax planning strategies that the Company intends to implement in order to avoid the expiration of net operating loss carry forwards. The typical tax planning strategy includes tax-planning efforts that the Company ordinarily might not take in the regular course of business, such as the sale of property, technology, or other assets that have significant economic value. The Company believes that its IP portfolio contains significant economic value, and the sale of one or more of its patents or an IP settlement could generate significant taxable income. The patents have generated over $3,000,000 in gross proceeds since 1997, including $1,000,000 on the ‘175 patent in 2004 alone. Further patent licenses are possible as a consequence of the Markman hearing scheduled in December. Given the Company’s losses through September 30, 2004 of $1,294,000, it is possible that the anticipated patent licenses or a planned asset sale will not be sufficient to maintain the full carrying value of the deferred tax asset in the books in 2004. If that should happen, Management will reduce the carrying value of the tax asset in the period of the determination.

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

        During 2003, Teknowledge completed work on V3.0 of TekPortal. Many of the functionalities added to V3.0 were extensions of work performed in earlier versions of TekPortal. The earlier versions have been fully operational at over 70 Internet bank sites. The software developed in V3.0 extended the capabilities of TekPortal to include ACH transfers between financial institutions and OFX connectivity. The Company is currently working on V3.1 and V3.2 of TekPortal, which it plans to release to customers in January of 2005 as a combined release. Capitalized costs include direct and indirect labor costs and applicable overhead, but exclude general and administrative costs. The Company regularly examines its procedures for accumulating economic life of the product, which is estimated at three years. Capitalized software development costs are reviewed and evaluated periodically to determine recoverability. Should the Company determine that all or part of its capitalized software development costs are not recoverable, an adjustment to the capitalized software costs would be charged to income in the period such determination is made. Management has evaluated the performance of its TekPortal product through September 30, 2004, and determined that an adjustment to the net book value of the development asset may be required if the estimated licensing, maintenance, and related services revenues, net of future costs of completing and disposing of the product, including maintenance and required customer support, do not meet management’s financial objectives and estimated future cash flows. At September 30, 2004, the unamortized amount of capitalized software development costs was $3,778,000.

        The cost incurred in the development of our commercial software is capitalized. Teknowledge periodically reviews these costs to ensure they are recorded at the lower of unamortized cost or net realizable value. Net realizable value is determined using estimated future cash flows related to sales of the underlying technology. Had different assumed cash flows been used, materially different amounts of the carrying amount of these costs could have been reported.

Determination of Government Indirect Rate Reserves

        The Company’s revenues, costs, and earnings on government contracts are determined based on direct cost and estimated overhead “indirect” rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs typically vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made on a cumulative basis whereas the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal Government. As a result of these audits, the Company may be exposed to annual cost adjustments, which are applied on a retroactive basis to the government contracts completed in prior years. These adjustments can have a negative or positive effect on the results of operations and cash reserves in the period in which the adjustment is realized. In order to address the possible exposure to rate adjustments in prior years, Teknowledge established a rate adjustment reserve for potential government cost recovery for the open and unaudited years of 2001-2003. The cumulative reserve, excluding earned retained fee of $293,000, is $841,000 at September 30, 2004.

        On September 30, 2004, the government suspended payment on three of Teknowledge’s contracts pending repayment of projected differences between the “actual” overhead rates used in the billings and the proposed overhead rates submitted to the government for the years 2001-2003. Based on the original rate data Teknowledge provided to the government for those years, the government audit agency, DCAA, indicated that Teknowledge owes $813,000 in gross charges. Prior to this, Teknowledge requested a review of the treatment of subcontractor costs in the previously submitted overhead cost proposals. Teknowledge believes the prior treatment unfairly allocated substantial amounts of internal G&A expenses to outside subcontractors and has requested an equitable redistribution of these costs to a separate pool for the unaudited years. A similar treatment has already been approved for 2004, but the government has so far denied Teknowledge’s request to make the change effective for all the unaudited years. The change in the treatment of subcontractor costs, if accepted by the government, could reduce the overall exposure to the Company by $750,000. On October 5, 2004, the government released for payment the three contracts that were on suspension, contingent on the establishment of a long-term payment schedule between the two parties. The payment terms and conditions will be determined after a review of the Company’s requests, and its current cash reserves and forecast cash flow from all sources through 2005. The Company believes it has adequate cash resources to establish a mutually workable payment schedule, if necessary. Until the matter is resolved, the Company would make good faith payments while it negotiates for the successful resolution of the treatment of the subcontractor costs and any related rate issues. These payments would be charged against the rate reserve and not earnings.

Certain Factors That May Affect Future Results of Operations and/or Stock Price

Current cash flow may be insufficient to support current and future operations

        To support current and future operations, the Company is dependent upon revenues, credit facilities and its ability to obtain financing. Revenues decreased by 40 percent in third quarter of 2004 to $1,816,000, compared to $3,041,000 of the same quarter in 2003. The ability of the Company to continue to grow its revenues will depend on the Company’s success in winning new government R&D and applications contracts, and selling commercial products and services, including TekPortal Aggregation, OFX, and ACH Transfer product licenses and maintenance support. As of September 30, 2004, Teknowledge had approximately $982,000 in cash and cash equivalents, a decrease of $63,000 or 6 percent over the comparable quarter in 2003. The decrease in net cash at September 30, 2004 is attributed to a 30% decline in revenues between the comparable periods. The Company generated net cash of 938,000 from its operating activities compared to $1,987,000 in 2003. The Company also invested $1,307,000 in the development of software products and fixed assets in 2004 compared to $1,336,000 in 2003. In 2004, financing activities generated $305,000 compared to the use of $456,000 in 2003. The net cash balance at September 30, 2004 includes $400,000 from IP licensing activity. Teknowledge has a credit line of $3,000,000, $0 of which was available at November 8, 2004. If revenues do not increase as anticipated and the economic recovery slows or suffers a setback, and the Company does not obtain additional cash from operations, outside financing, or a legal settlement, its ability to support its current and future operations will be adversely affected.

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

Teknowledge’s success depends on retaining sufficient technical staff and attracting additional technical staff

        The Company recognizes that the loss of one or more key management and technical personnel, who are employed on an at-will basis, could adversely affect aspects of the Company’s business. The Company relies on its executives and business unit managers for the acquisition and negotiation of new business, the management of services contracts and product development, and the management of ongoing operations. A proportion of the technical support base for operations is provided by outside consultants, and it is anticipated that this trend will continue in the future. The Company spent approximately $63,000 on billable subcontractors during third quarter 2004 compared to $255,000 in the same quarter of 2003. The use of outside consultants allows the Company to expand or constrict its operations quickly both inside and outside the U.S.

Teknowledge will incur increased costs as a result of the implementation of new rules, regulations, and pronouncements from the SEC and NASDAQ, including the provisions of the Sarbanes-Oxley Act of 2002

        Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, rules adopted or proposed by the SEC and by the NASDAQ National Market and new accounting pronouncements, will result in increased costs to us as we evaluate the implications of these laws, regulations and standards and respond to their requirements. To maintain high standards of corporate governance and public disclosure, we intend to invest substantial resources to comply with evolving standards. This investment may result in increased general and administrative expenses and divert management time and attention from strategic revenue generation and cost management activities. In addition, these new laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher premiums to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified personal to serve on our board of director, on our board committees or as executive officers. We are taking steps to comply with the recently enacted laws and regulations in accordance with the deadlines by which compliance is required, but cannot predict or estimate the amount or timing of additional costs that we may incur to respond to their requirements.

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

(b)     There have been no significant changes in our internal controls over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting other than the following: Because of a vacancy created by the departure of the Controller during the second quarter of 2004, the duties and responsibilities of this position were performed by the Chief Financial Officer. The Company is currently seeking a replacement for the position of Controller.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Teknowledge has an active patent licensing program, which includes the necessity of legal enforcement of its patent rights in the marketplace. On August 19, 2002, Teknowledge entered into a Contingency Fee Agreement and Power of Attorney in Damage Suit (the “Fee Agreement”) with Goldstein & Faucett, L.L.P. (the “Attorneys”) for the enforcement of its intellectual property rights, specifically U.S. Patent No. 6,029,175 entitled “Automatic Retrieval of Changed Files by a Network Software Agent” (“the ‘175 patent”). Under the terms of the Fee Agreement, the Attorneys agreed to pursue damages, compensation, and relief to which Teknowledge may be entitled related to any infringement of the ‘175 patent, and Teknowledge will pay the Attorneys’ fees, and the majority of direct expenses, out of any money collected from such efforts.

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

        The Attorneys subsequently filed a Complaint on July 16, 2003 in the United States District Court for the District of Northern California, Teknowledge Corporation v. Yahoo! Inc., Microsoft Corporation, and AOL Time Warner, Inc. The Complaint stated a claim for patent infringement of the ‘175 patent and named Yahoo! Inc., Microsoft Corporation and AOL Timer Warner, Inc. as defendants. The claims asserted in this complaint concern the alert and notification features of the ‘175 patent, which can be utilized to deliver alerts to users concerning changes to data items of interest on a web page or availability of software updates. On December 12, 2003, the District Court for the Northern District of California ruled that the two cases shall be consolidated into a single action. Teknowledge has settled with one of the defendants as disclosed in the previous SEC form 8K filed October 4, 2004 and 8K/A filed October 12, 2004. Microsoft filed a counterclaim on February 3, 2004, claiming that Teknowledge infringed on two of its patents, one for electronic bill payments, and the other for information aggregation. Teknowledge considers these counterclaims to be without merit. The Markman hearing is currently scheduled for December 8, 2004.

        Teknowledge continues to assess its plans to appeal in the Court of Federal Claims the government’s collection of a one-time manufacturing-related license fee that the National Institute of Standards and Technology (“NIST”) paid prior to 1996. In 2002, Teknowledge recorded a charge of $297,167, or $0.05 per share, against earnings, net of a $50,000 reserve recorded in 2001. At issue was the fair market value of a consortium license for proprietary enterprise architecture for manufacturing. Teknowledge maintains that the license fee was established by the negotiation between it and the representatives of a NIST consortium. The government’s position was not based on the technical quality of the architecture, but rather on the belief that because this was a one-time sale, there was no pre-established market price, and thus the price should be zero. In the mean time, Teknowledge’s relationship with NIST and other government customers remains on good terms. If an appeal is considered timely, and if it is successful, the Company will be able to record the net amount of the recovery as earnings. As is typical with legal matters, there can be no assurance that an appeal via litigation in the Court of Federal Claims will result in the predicted outcome either on these terms or at all.

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

Item 6. Exhibits and Reports on Form 8–K

(a)     Exhibits:

        Set forth below is a list of all exhibits filed herewith or incorporated by reference as part of this Quarterly Report on Form 10–QSB.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002, dated November 15, 2004.

31.2	Certification of Principal Financial Officer pursuant to rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002, dated November 15, 2004.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 15, 2004.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 15, 2004.

(b)     Reports on Form 8–K

(1)	Current Report on Form 8-K, dated August 20, 2004, related to the Company’s report of third quarter 2004 results.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 15, 2004                                                                                           Teknowledge Corporation

                                                                                       (Registrant)

By: /s/ Neil A. Jacobstein
Neil A. Jacobstein
Chairman of the Board of Directors
Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on November 15, 2004.

/s/ Neil A. Jacobstein	Chairman of the Board of Directors,	November 15, 2004
Neil A. Jacobstein	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Dennis A. Bugbee	Vice President Finance,	November 15, 2004
Dennis A. Bugbee	Chief Financial Officer
(Principal Financial and Accounting Officer)