Form 10KSB
period 2004-12-31
TEKNOWLEDGE CORP
filed 2005-04-15
CIK 716214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

[X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                  For the fiscal year ended December 31, 2004

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
(Address of principal executive offices, including zip code)
Issuer’s telephone number, including area code: (650) 424-0500
Securities registered pursuant to Section 12(b) of the Act: None
        Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.01 Par Value
Series A Preferred Stock Purchase Rights

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer’s revenues for its most recent fiscal year: $8,221,149

The aggregate market value of Common Stock, $.01 par value per share, held by non-affiliates of the registrant was $6,010,584 on March 11, 2005 (based on the average bid and ask price per share of Common Stock on that date as reported by the Nasdaq SmallCap Market). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 21, 2005, there were 5,735,754 shares of Common Stock, $.01 par value per share, of the registrant outstanding.

Documents Incorporated by Reference
Part III

Part III of this report incorporates certain information by reference from our Proxy Statement for the 2005 Annual Meeting of Stockholders.

PART I

Item 1. Description of Business

        Teknowledge Corporation provides advanced software and services to transform data into customer value. Teknowledge is a leading provider of financial account aggregation software worldwide, and a U.S. government prime contractor for Research and Development (“R&D”) in Internet security, web-based training, distributed systems and knowledge processing. Founded in 1981, Teknowledge has developed a valuable intellectual property portfolio, including nine software patents.

        The Company operates three reporting segments, Financial Solutions (formerly Financial Systems), Government R&D Contracts, and Patents and Technology Licensing (PTL). Over the past fiscal year, Patents and Technology Licensing (“PTL”) has become significant enough to merit its own separate reporting segment. The Government R&D Contracts segment includes R&D work in the following technical areas: computer software security, web-based training systems, distributed systems and knowledge systems. Our technical personnel in the Contract R&D segment are sponsored primarily by the government, and are organized into groups that support specific technical contracts and projects.

        Financial Solutions is focused on Teknowledge’s TekPortal® Enterprise Application Platform, which provides customer account aggregation for the financial services industry. Teknowledge introduced TekPortal OFX in 2004 to provide systematic linkage between TekPortal aggregated data and bank customers’ use of Intuit’s Quicken® and QuickBooks® products, and Microsoft’s Money product. The financial aggregation focus is strengthened by Teknowledge’s knowledge processing capabilities, network security, web-based training, and distributed systems solutions. Teknowledge is a Value Added Reseller (“VAR”) for third party software components, as well as application solutions from Financial Fusion and Fincentric. In addition, Teknowledge is a Microsoft Certified Partner.

        Teknowledge’s Government R&D Contracts segment conducts contract research and development in complementary technical application areas. Computer software security provides network security solutions, including intrusion detection systems for detecting and responding to attacks on information infrastructure. Web-based training is developing tutoring software and a server system to distribute the resulting courseware solutions on the Internet. Distributed systems is focused primarily on software wrappers that can provide secure and selective access to distributed information services. Knowledge systems is developing solutions for processing knowledge and making computer-based inferences about customer-supplied data. Technical personnel in the Government R&D Contracts segment focus primarily on funded government research, although many have done some development for the Company’s commercial operations. Teknowledge supports its cutting-edge research and development capabilities by writing proposals and winning contracts sponsored by the Defense Advanced Research Projects Agency (“DARPA”), the Small Business Innovation Research (“SBIR”) Program, and a variety of government agencies. The contracts awarded provide Teknowledge with a very deep source of technology for its own focused product development, patents, and licensing.

        Teknowledge’s Patents and Technology Licensing segment is based on six U.S. software patents currently available for license, along with its program to license software technology described below. In 2004, Teknowledge engaged a patent law firm on a contingency basis and began asserting its intellectual property rights on caching technology against Cable & Wireless, Inktomi, and Akamai. In 2004, Teknowledge added lawsuits against Microsoft, Yahoo, and AOL Time Warner, related to the alerts claims in its Hotbox® patent. Cable & Wireless filed for bankruptcy in the US, and all other parties except Microsoft have settled. Teknowledge is pursuing licensing agreements with other technology companies in 2005 that are using the Company’s technology. While the results are difficult to predict, license revenues related to intellectual property matters have been material in the past. In addition, Teknowledge has software technology such as Safe Software Wrappers built under government R&D contracts. This is working software that is more robust than a prototype, but less mature than a product. Rather than attempt to sell directly all of the software that it develops, Teknowledge has a program to license its software to larger companies with additional development and marketing resources as well as sales distribution.

        Teknowledge’s direct revenue mix from operations for the year ended December 31, 2004, was approximately 12% Patents and Technology Licensing, 38% Financial Solutions and 50% Government R+D Contracts compared to 0% Patents and Technology Licensing, 36% Financial Solutions and 64% Government R&D Contracts in 2003. Year-to-year revenues from Financial Solutions operations declined 24% since 2003. There was a 44% decline in Government R&D Contracts revenue, due to contracts ending during the year that were not replaced by new contracts. Sales of Financial Solutions products provided 75% of commercial revenues in 2004 and 100% in 2003. In 2004, the remaining 25% of commercial revenue came from $1,000,000 of IP licenses and $30,000 from firewall software support services.

        Teknowledge was incorporated on July 8, 1981, under the laws of the State of Delaware. The Company’s principal executive offices are located at 1800 Embarcadero Road, Palo Alto, California 94303. In addition, Teknowledge has technical operations offices located in: Palo Alto California; Marina Del Rey, California; and Cleveland, Ohio. The availability of distributed talent pools, real estate price differentials, and improved communications infrastructure make utilizing multiple locations a viable solution for the Company. Teknowledge’s business is currently concentrated in the United States, although since 2002 it has entered into agreements with a number of resellers to provide TekPortal solutions internationally, principally in Japan, Bermuda, and Puerto Rico.

        Teknowledge®, TekPortal® and Sales Associate™ are trademarks of Teknowledge Corporation. All other brand names, product names, trademarks and registered trademarks are the property of their respective holders.

        The Company’s website address is http://www.teknowledge.com. The Company’s filings with the Securities and Exchange Commission (SEC), including its Annual Reports on From 10-KSB, its Quarterly Reports on Form 10-QSB and its Current Reports on Form 8-K, including amendments thereto, are made available as soon as reasonably practicable after such material is electronically filed with the SEC. These filings can be accessed free of charge at the SEC’s website at http://www.sec.gov, or by following the “SEC Reports” link provided in the “Investor Relations” section of the Company’s website.

Overview

        Teknowledge was founded more than 23 years ago as a software technology company with the vision of codifying and distributing knowledge via computers. Approximately 50% of revenue in 2004 was primarily from cost plus fee-type government-sponsored contract research and development. The remaining 50% was from Financial Solutions customers (38%), and intellectual property licenses (12%).

        Teknowledge has been working for over two decades in software technology areas related to national security. Many of Teknowledge’s current R&D contracts are directly relevant to counterterrorism. The Company’s relationships with the relevant government agencies are well established. The transformation of the armed forces for counter terror operations and the creation of the Department of Homeland Security emphasize the importance the government is placing on all aspects of security, both physical and cyber. The U.S. has begun to transform its security and defense infrastructure from the ground up. New and advanced R&D programs have been defined by the relevant agencies, and many of those programs may result in additional funded projects in 2005. Teknowledge has deep knowledge-based software and security experience over two decades of service to the Department of Defense. The Company is continuing to respond to new requests for defense and intelligence capabilities, by various government agencies. Management believes that this work will contribute to solving key security problems, help grow our revenues, and provide significant new computer security and knowledge-based software that can be utilized commercially. For example, in 2004 Teknowledge won a Small Business Innovation Research contract to develop symbolic spreadsheets that can add-in symbolic knowledge processing capabilities to commercial spreadsheets like Microsoft Excel®.

        Teknowledge’s Financial Solutions segment is a commercial financial software products and services supplier, with a strong R&D base. The Financial Solutions segment focuses on account aggregation applications for the financial services industry. Based on an independent survey, TekPortal is the No. 1 selling on-premise account aggregation software worldwide. TekPortal provides a secure data warehouse of consolidated customer information acquired from multiple financial institutions. TekPortal enables financial institutions like retail banks, brokerage firms, and fund managers to collate and analyze information about their online consumers on an opt-in basis. The TekPortal eFinance suite of products provides financial service providers (“FSPs”) with account aggregation, consumer initiated ACH Transfers, an Online Account Opening facility, and OFX support for Quicken, QuickBooks, and Money. This suite of products allows the FSPs to increase revenue through fee offerings like ACH Transfers and OFX support, and facilitates customer and asset acquisition through account aggregation and the associated customer relationship management (“CRM”) tools. The TekPortal eFinance suite is focused on increasing earnings for the FSP. TekPortal provides an on-premise software license solution that allows the financial institution, as the trusted provider, to warehouse and manage access to the customer’s financial portfolio information. The financial institution is well positioned to use the aggregated balance and transaction information, with the customer’s permission, to sell relevant products and services more effectively to its customers.

        The next generation of financial services applications will place an increasingly competitive premium on an organization’s ability to process and apply its customer information securely and effectively. Financial enterprise software products like TekPortal provide a platform for relevant information about the financial transactions of customers. We believe that Teknowledge has strong competitive advantages in helping both financial institutions and their customers make sense of this information and process it securely.

        Knowledge systems are software programs that enable combinations of people and computers to capture, refine, distribute, and apply knowledge to solve business application problems. Teknowledge’s most advanced knowledge system component is a large ontology, or body of operationally defined English language terms. This ontology is part of a larger set of projects sponsored by the government to provide software with semantics, or an understanding of the meaning of words. We believe that this semantic capability will eventually be used as infrastructure for the future generation of software products and the World Wide Web – often referred to as the Semantic Web. This has become a concentrated area of research and development, and in some areas, such as search, a hotbed for commercial applications. Teknowledge has several R&D contracts that are relevant to the development of the Semantic Web, including two contracts from the DARPA Agent Markup Language program. The Company has a great deal of expertise in developing systems that integrate conventional software with advanced knowledge processing methods in high-value application solutions. These solutions are developed with software productsand services that support integration, processing, and systematic utilization of an organization’s key knowledge assets. In order to stay competitive in the global market, nimble organizations will be encoding their knowledge assets in knowledge system applications and distributing this knowledge globally in the form of services available via the Internet, seven days a week, 24 hours a day. When the knowledge in this “information food chain” is specialized for financial applications and combined with specific customer information, it can provide new and substantial sources of value.

        Teknowledge utilizes internally developed and third party software components in its application solutions. Utilizing third party components in an application solution allows for faster and more robust development. For example, TekPortal can be sold with specialized interfaces, and databases from companies such as Oracle or Microsoft, a security firewall or an encryption device. This strategy allows Teknowledge to provide innovative components in the context of delivering basic value to the customer with leading commercial products. As a result, the Company can deliver to the customer a faster and more robust solution, and Teknowledge typically receives a VAR license fee on each third party commercial product delivered.

        In terms of our financial position at the end of 2004, the Company has experienced a downturn in comparison to 2003. The decrease is largely attributed to an overall decline in revenues, cash and operating income. Compared to 2003, we ended 2004 with significantly less cash in the bank ($161,000), a decline of $884,000 from December 31, 2003). Because of significant adjustments and write downs at year-end 2004, the Company was not in compliance with its net income/loss covenant with the bank. Subsequent to year end, Teknowledge requested a covenant waiver, which was granted by the bank. The Company needs to raise cash in the near future to support both operations and growth in profitable new business areas, such as software technology licensing to companies with massive distribution and sales capabilities. We are actively exploring additional patent related licensing, technology asset sales or licensing, equity financing, or the sale of a business line to raise cash. [See Item: 6 Management Discussion and Analysis of Financial Condition and Results of Operations for further discussion of 2004 events.]

        In the fourth quarter of 2004, the Company evaluated realizable values and decided to reduce the carrying value of its previously developed software assets by $1,753,000; write off the balance of its deferred tax asset of $768,000; and increase the government overhead rate reserve for potential prior year cost exposure by $1,500,000. In total, $4,021,000 of adjustments was recorded in the fourth quarter bringing the loss for the year to $5,897,000 compared to income of $114,000 in 2003. At December 31, 2004, the Company had a stockholders’ deficiency of $(1,681,272), compared to stockholders’ equity of $4,172,291 as of December 31, 2003.

Operating Segments

        Financial Solutions. Teknowledge has sold TekPortal licenses and/or services to over 80 financial institution customers. The TekPortal Enterprise Application Suite of software enables institutions to seamlessly integrate into their own web site a consolidated view of the customer’s financial portfolio. The product integrates into existing Internet banking applications and enables banks to offer their customers a consolidated and personalized view of their financial portfolio. TekPortal provides an account aggregation solution that places the power of portfolio management into the hands of financial institution customers. TekPortal acts as an authorized agent of the customer to access and consolidate account balance and transaction information from various institutions including banks, credit unions, brokerages, credit card companies, billing companies, and frequent travel reward sites. TekPortal also offers an ACH transfer services to enable bank customers to initiate account-to-account funds transfer between multiple institutions. Teknowledge also sells a TekPortal OFX software module to enable bank customers to download their aggregated data into Intuit’s Quicken and Microsoft’s Money client software on their desktops. Customers can set up sweeps to move funds automatically, and proactive notification services to alert them when specific events occur on an account in their portfolio.

        The financial services industry is currently undergoing a transformation under the Gramm-Leach-Bliley Act. This legislation permits banks to offer a more complete set of banking, brokerage, and insurance services. Banks and other financial institutions can use TekPortal’s on-site data warehouse to effectively mine their customers’ financial portfolio information and offer their own competitive products or services. Teknowledge believes that financial institution customers will be attracted by the convenience of one-stop shopping for managing their financial portfolio and acquiring new products and services. Some of Teknowledge’s customers provide TekPortal account aggregation as an application service provider (“ASP”) solution. TekPortal is well positioned to provide financial institutions with an on-premise or ASP capability to retain customers at their web site and then use that opportunity to sell new products and services.

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
   +   Transfer funds between accounts and open new accounts online; and
   +   Download aggregated data into client desktop software such as Intuit’s Quicken and Microsoft’s Money products.

        Teknowledge’s Financial Solutions operating segment also provides assessments of financial institutions’ needs for TekPortal and additional software solutions. This may provide pull-through opportunities for selling Teknowledge’s security, training, distributed systems, or knowledge systems solutions.

        Government R&D Contracts. The government segment includes government-sponsored contract R&D work in the following technical areas: computer software security, web-based training systems, distributed systems and knowledge systems. In the last two years, the government has funded over $11 million dollars of programs at Teknowledge. Technical personnel in the Contract R&D segment are organized into groups that support specific contracts and projects. The teams are interdependent in terms of infrastructure, talent, technology, and management incentives. Teknowledge’s Government R&D Contracts segment may provide software to or utilize software from the commercial segment, depending on the specific application needs of its customers. Whenever possible, the Company tries to develop dual-use software that has significant application in both the commercial and defense arenas. In 2004, contract R&D revenue was concentrated with the Department of the Air Force, but it could be with any Department of Defense (DOD) agency. Teknowledge’s Government R&D Contracts segment tends to propose projects in four application areas.

        Security Systems. The need for information security on computer networks and desktops has created tremendous demand in both government and industry. Keeping Internet sites, desktops, laptops, and transactions secure from hackers and thieves are critical to effective military and financial institution operations. Security systems go beyond simply protecting information. It is relatively easy to protect information if it is fully isolated, and does not need to be readily accessible via networks. However, both military and financial information needs to be accessible by people globally, seven days a week, 24 hours a day. A key emerging area is information fusion for security, or aggregating text, photos, and other media from distributed web sites, organizing it into a coherent whole, and being able to make knowledge-based inferences from it. This application area shifts the focus from information protection to collecting, organizing, and providing security-related knowledge access to the appropriate customers. In addition, the techniques for accomplishing traditional computer security, such as authentication, encryption, and firewall protection are constantly evolving. Teknowledge has acted as the subcontractor or prime contractor on a number of DARPA and other government sponsored projects focused on advanced techniques of Internet or cyber security, including an associate system for web site intrusion detection and response. There are many VAR commercial opportunities for Teknowledge to pull-through and realize fees on technology that Teknowledge licenses from third parties. There is also an opportunity for product license and services sales to 3rd parties for their commercial security systems applications.

        Training Systems. Most corporate and government training today occurs either in traditional classrooms, or over the Internet using the web version of books and classroom materials. However, the Internet and the World Wide Web have created an opportunity to distribute formerly isolated and more sophisticated computer-aided instruction that ran on desktop systems. Not only have the techniques of computer-aided instruction improved dramatically in recent years, but also the means to distribute them have undergone a veritable revolution. Now it is possible to provide individualized distance learning that models what the learner knows through an application delivered inside a standard web browser. There are major opportunities to deliver in-house corporate and defense training over intranets, K-12 instruction over the Internet, and just-in-time adult training on the job or in the home. Teknowledge has been involved in education and training since 1981. Teknowledge served as the Cluster Leader for the U.S.‘s largest multi-institution project on Intelligent Tutors and Associates between 1995 and 1998. The DARPA Computer Assisted Education and Training Initiative sponsored Teknowledge’s prototype work on associate systems. Teknowledge has played an important role in the government-sponsored Advanced Distance Learning Initiative, which is advancing distance-learning technology to provide cost effective and industrial strength courseware over the Internet. Teknowledge developed prototype Courseware Factory™ components for converting podium-based traditional courses for delivery over the World Wide Web. This work was sponsored by the National Institute of Standards and Technology (“NIST”). From 2000 to 2004, Teknowledge won several Small Business Innovation Research grants to provide advanced computer-based tutoring systems over the web. The work performed with these grants led to expanded

“Phase II” grants, including one during 2004. The key to unlocking the large potential education and training market is the persistent development of increasing capabilities and cost effective solutions until the ease of use, outcome statistics, and the return on investment are so compelling that they drive innovation and adoption. This requires additional research and development, but the application potential is significant and the barriers are being overcome systematically.

        Distributed Systems. Operations that are widely distributed require extensive object-oriented systems infrastructure and the ability to extract reliable performance from distributed resources. Currently, the World Wide Web provides little of this systems infrastructure, but instead relies on the distribution of linked web pages or multimedia documents. In the future, complex webs of software objects, multimedia content, and knowledge will have to be distributed systematically, updated dynamically, and monitored for rogue behavior (e.g. viruses or worms). This requires the ability to provide reliable monitoring of software behavior, and the security of operations. Distribution of knowledge by intelligent “push” and “pull” techniques has already become a critical technology for providing personalized briefings and reports to individuals. This business area focuses on providing new systems infrastructure to address these needs. Teknowledge was a prime contractor on the now completed DARPA-sponsored QUITE project, where the objective was to integrate innovative solutions to the problem of optimizing the quality of service of distributed resources on a network. Teknowledge’s projects often involve software wrappers and models for uniform access to heterogeneous software, associate systems to provide distributed and personalized briefings, and a system for implementing and controlling software components. The technology resulting from these projects has promising applications in commercial security, search engines, extensions to popular desktop software, and personalized financial briefings. One recent outcome of this research is an operational prototype security system called “Lockdown™", which wraps all components and processes on Windows® computers, such as email and browsers, and monitors the system for any rogue behavior. This system has been tested extensively by outside “red teams”, and it has been effective in protecting Windows machines from virus and worm attacks, particularly on computer systems with standard configurations.

        Knowledge Systems. Decision-makers have noticed that using satellite and World Wide Web information systems is like “standing in front of an information fire hose.” It is hard to take a sip without getting more information than is useful or necessary. Teknowledge’s work in this area focuses on providing knowledge-based tools, applications, and ontologies (knowledge structures) that allow computers to aid humans in interpreting the fire hose of data. Teknowledge is advancing techniques for creating large knowledge systems that can apply knowledge about how to utilize the information in a database or an incoming stream of information. These knowledge systems are much larger and more useful now than they have ever been. The power gained from applying knowledge-based technology is much greater than in the past. Teknowledge was the prime contractor on an Army sponsored effort to create Standard Upper Ontology. This method of defining concepts formally and systematically is an important step in developing computer software that understands the meaning or semantics of the tasks it performs, rather than just processing numbers or words blindly, without reference to their meaning. Specialized techniques for creating and applying knowledge have matured. There is high potential payoff from combining several elements from this research into useful application systems. For example, complex problem solving requires the ability to access and synthesize data from multiple sources quickly and effectively. Several of the Company’s Knowledge Systems projects have an objective to develop a dynamic assessment of an evolving opportunity, problem, or competitive position. This infrastructure could eventually serve as a basis for pragmatic, web-based problem solving and sophisticated analysis of the information in financial applications such as TekPortal.

        Teknowledge has a long-term project, pursued over several government contracts, to develop software that can be used to delegate knowledge-intensive tasks to computer software “associate systems.” These associate systems may integrate several special-purpose software agents to accomplish routine tasks in a simple way. They may also accelerate knowledge gathering, refinement, dissemination, and utilization in the form of individualized briefings or tutorials. Teknowledge’s strategic plans include specializing associate systems software that amplifies human productivity with the ability to apply financial knowledge effectively. Teknowledge has built six prototype associate systems, including Sales Associate™. The Sales Associate objective is to provide unassisted sales on a web site. It can incorporate rules of selling and utilizes specific product knowledge to emulate the best practices of the most productive sales person in a firm. It goes beyond the typical browsing interaction on the World Wide Web by engaging the customer in an interactive dialog about products. The Sales Associate prototype creates a unique profile of every customer and tailors the sales presentation to each prospect. It remembers a customer’s profile and preferences, and applies all available information towards the next sale. The Sales Associate can incorporate both generic and domain–specific “rules of selling” to guide the sales process. It matches a customer profile with the products in a product knowledge base. It can deliver up–to–the–minute information on product features and availability, as well as news of special discounts and other promotions. This knowledge–based technology has an open architecture designed for delivery with other commercial components such as web servers, databases, tutors and other web site components. Potential customers were challenged by the need to codify and specialize the early Sales Associate’s domain knowledge. In response, Teknowledge has continued to simplify, specialize, and incorporate some of these capabilities into TekPortal’s TekMarketer™ features. TekMarketer is a module for planning and executing a financial institution’s marketing and cross-selling campaigns based on information in its aggregated database. The working configurations of this system will depend on specific customer needs over time. The training and performance support capabilities of associate systems may also be embedded in other value-added modules in the future. Teknowledge sees this as a significant opportunity that will evolve as the Semantic Web capabilities emerge from R&D into many practical applications. However, there are uncertainties and risks associated with the introduction of any complex software module (see Part II, Item 6).

Patents and Technology Licensing

        Teknowledge maintains an active intellectual property program and currently holds nine key U.S. software patents (6 active, 3 expired). The application software developed by Teknowledge includes TekPortal for financial information consolidation, Sales Associate for conducting automated sales on the Internet, knowledge-based expert systems, pattern detection and data fusion tools, and systems to manage and protect webs of networked information. One software patent on Automatic Retrieval of Changed Files by a Network Software Agent, or Hotbox®, has two key components, network caching and alerts. Network caching refers to the strategic storage of information, such as web pages, to allow accelerated access to that information. Alerts refer to the ability to register interest in a particular data item on a specific web page and get notification when that item changes. As there are many high-value applications of the capabilities covered by this patent, Teknowledge is actively protecting its intellectual property rights related to the patent’s claim.

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

Intellectual Property Protection

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

Sales and Marketing

        In 2004, Teknowledge continued its commercial sales and marketing efforts both domestically and internationally in order to increase license and services revenue, and broaden market acceptance of TekPortal by increasing access to an expanded base of commercial customers. NCR and Financial Fusion are VARs for TekPortal. Fincentric (formerly ProLogic) has an agreement with Teknowledge to OEM (private label) TekPortal. Teknowledge has many international partners, making TekPortal the best selling on-premise aggregation software sold worldwide. FiServ and Metavante provide TekPortal solutions to their customers. In addition, Teknowledge is actively seeking additional companies to serve as resellers and VARs for TekPortal and where possible includes other application solutions of the Company.

        Teknowledge’s employees, including Financial Solutions managers, Government R&D Contracts project leaders, the CTO, and the CEO, market and sell Teknowledge’s services and software. Each operating segment offers consulting services to help prospective customers define their problems and projects. Prospective customers may fund consulting assignments to evaluate current corporate capabilities and recommend next steps, including application work. However, government proposal writing conducted in response to a Broad Area Announcement or Request for Proposal is typically not funded by the customer.

Backlog

        At December 31, 2004, the expected order backlog was approximately $2.5 million, which consisted of (i) new orders for which work has not yet begun and (ii) revenue remaining to be recognized on work in progress. Of the December 31, 2004 backlog, 86 percent is from government customers, while 14 percent is from Financial Solutions customers. The Financial Solutions segment has contributed 50 percent of revenue during the twelve-month period ending December 31, 2004; however, the percentage contribution to backlog is lower than from government customers as commercial contracts are typically less than nine months in duration. Approximately 86 percent of the backlog consists of government–sponsored programs that are awarded but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. Excluding expected new work, the Company expects 100 percent of the current backlog to be fulfilled during 2005.

        Much of the increase in defense spending since the September 11th, 2001 attacks on the World Trade Center and the Pentagon has gone into immediate hardware and systems needs for the War in Iraq. The Department of Homeland Security is still bootstrapping its infrastructure and building its R&D base. Teknowledge is working in areas that are directly relevant to the war on terrorism, so the Company continues to expect a long-term increase in R&D funding in some of these key areas. A positive development on this front is that the DARPA Information Processing Technology Office has made “Cognitive Systems” a priority, and this area utilizes many of the knowledge processing techniques that Teknowledge has pioneered and delivered. The Company has prototypes for mining, processing, and serving knowledge. It has tested its TekPortal information aggregation engine in financial applications, and it plans to utilize that software infrastructure in defense and intelligence information aggregation and fusion applications. In addition, it now has working software solution prototypes for advanced software security and web-based training that are closer to the applications development side of the R&D spectrum. These prototypes may provide significant competitive advantages in obtaining new contracts and developing fielded systems over the next few years. They may also result in new commercial technology licenses after rigorous user tests by government customers.

Research and Development

        Most of Teknowledge’s R&D (except in Financial Solutions) was funded by R&D contracts sponsored by the government. In our fiscal year 2004, the Financial Solutions area spent $1,560,000 developing new software for sale, which was not included in the portion of the R&D costs reimbursed by the government. After evaluating the realizability of previously developed software in accordance with FAS 86, management decided to reduce the book value of previously developed software development costs by $1,753,000. In 2004, the Company recorded over $4 million from the government for R&D contracts. The government reviewed some contract costs from prior years and the Company increased its government rate reserve by $1,500,000, principally over questioned amortization costs. The Company is contesting this treatment, and believes a proportionate amount of the amortization costs is eligible for government reimbursement. [See Critical Accounting Policies and Estimates: Determination of government indirect rate reserves.] Much of this development work is focused on fundamental software systems functionality, equally useful for military or commercial applications. The Department of Defense generally funds these capabilities if it cannot find what it needs in the commercial software market. The requirement for innovation is fundamental. Generally, the Company retains the exclusive commercial development rights to its government sponsored software development. Teknowledge also sponsors its own software development, mostly in the form of capitalized TekPortal product development. We anticipate that the underlying TekPortal information aggregation engine will be reutilized in a variety of commercial and government applications that are not in the financial arena.

        In 2004, revenue growth in TekPortal products and services slowed, but Teknowledge continued to invest in TekPortal and its value-added software modules. The Company invested $1,560,000 and $1,605,000 into TekPortal development costs in the years ended December 31, 2004 and 2003, respectively. The Company capitalized these investments. As demand for the Company’s products increase in accordance with the Company’s expectations, the Company expects to increase its investment in software development. Furthermore, the Company’s R&D expense for the years ended December 31, 2004 and 2003 not included in its sponsored R&D was $185,000 and $207,000.

Government Contract Administration

        In 2004, approximately 75% of Teknowledge’s government revenues were primarily from cost plus fee-type government-sponsored contract research and development. Since these R&D contracts are typically made on a multi-year basis, 86% of Teknowledge’s December 31, 2004 backlog was for contract R&D sponsored by the government. Teknowledge infrequently enters into cooperative “matching” agreements with government agencies in which some R&D costs are reimbursed. The Company’s success in winning contract R&D business depends on effective competitive bidding for contracts. The Company applies for contract R&D in the form of a proposal by responding to Requests for Proposals and Broad Agency Announcements issued by the United States Federal Government, by prime contractors under contract to the U.S. Government, or in some cases by commercial companies. Proposals include discussion of the technical approach to be taken to satisfy the sponsor’s or the prime contractor’s requirements and a detailed presentation of costs expected to be incurred. Teknowledge often collaborates with other contractors such as Massachusetts Institute of Technology and Northrop Grumman. In these cases, Teknowledge frequently serves as the subcontractor, and sometimes serves as the prime contractor. The proposal is reviewed and evaluated by technical and administrative personnel employed by the government or the prime contractor. Typically, these contracts are bid competitively, and the contract is awarded to the company which would best satisfy the government’s or the prime contractor’s requirements. If the procurement method is “negotiated award,” the government or the prime contractor enters into negotiations to determine a price for the contract; upon successful conclusion of negotiations, a contract is awarded. Government contracts are subject to agency funding limitations, congressional appropriation, and the priorities of the current administration in Washington, D.C.

        Most cost plus fee-type government contracts performed by the Company have a regulated fixed-fee limit, which limits the Company from improving profit margins on this type of contract beyond what is permitted in the government regulations. In addition, Federal Acquisition Regulations exclude from reimbursement some “unallowable” expenses that the Company considers a regular part of the business. Almost all of the Company’s government contracts contain termination clauses that permit contract termination upon the Company’s default or at the contracting party’s discretion. During 1998, DARPA terminated two projects with Teknowledge due to a change in its program priorities. One DARPA sponsored subcontract project was terminated in 2004, due to a mix of factors, including the difficulty of supplying specific types of technical personnel for extended on-site classified work in a remote location. Such cancellations may occur again in the future; however, Teknowledge conducts contract R&D in several technically relevant areas, and this diversity helps protect against some of the effects of changes in sponsor priorities, personnel, or the mix of requirements. The Company intends to build its substantial multi-year backlog further with additional proposals for new contract R&D projects, since this work provides a strong pipeline of software and technical innovation that can potentially be applied commercially.

        The majority of Teknowledge’s service revenue is derived from government-sponsored contract R&D projects. Dependence on R&D contracts can be risky because the contracts are subject to administrative, legislative, and political interruptions, which may jeopardize the flow of funds. There can be no assurance that the Company’s proposals will be competitive, or that the government will continue to seek services at the current level in the future. Another uncertainty is that the Company’s revenues, costs, and earnings on government contracts are determined based on estimated overhead rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs inevitably varies somewhat from original estimates and necessitates periodic adjustments to overhead rates and revenues. An adjustment of a few percentage points may translate into several hundred thousand dollars in rate adjustments or reserves. Rate adjustments are made on a cumulative basis at least annually, but the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal Government. As a result of these audits, the Company may be exposed to cost adjustments, which are applied on a retroactive basis to the government contracts completed in those years. These adjustments can have a significant negative or positive effect on the results of operations and cash reserves in the period in which the adjustment is realized. In order to address the possible exposure from prior year rate adjustments, Teknowledge has established a rate adjustment reserve for such contingencies, and the amount of the rate adjustment reserve is reviewed and adjusted at least annually. During 2004, the DCAA finished its preliminary audit of the 2001 overhead rates and identified potential cost recoveries, principally from the treatment of software amortization costs. The Company aggregated these costs for all open years from 2001-2004 to determine the appropriateness of the reserve. [See discussion of government overhead rate reserve in critical accounting policies section.] As a result of this review, we determined that additional reserves of $1,500,000 were required to provide for a potential negative result if the Company is unsuccessful in its contract appeal process. The cumulative reserve at December 31, 2004 is $2,335,000.

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

Competition

        A number of companies provide consulting services and software that compete with aspects of Teknowledge’s business. Many of these companies are substantially larger and have greater financial resources than Teknowledge. Teknowledge’s primary competitive advantages are its experienced management team, specialized Financial Solutions consulting and engineering teams, deeply technical R&D talent base, expertise in key application areas, patent portfolio and other software-based intellectual property, and its strong and externally funded government R&D program in several key areas relevant to TekPortal and the financial services industry.

        Teknowledge’s TekPortal product is now an Enterprise Financial Suite composed of multiple application modules. TekPortal Aggregation is positioned as the leading on-premise financial aggregation software platform worldwide. Its main aggregation competition is from Yodlee, an application service provider (ASP) that has historically focused on providing off-premise, centralized data center solutions. Teknowledge provides TekPortal as an on-premise software license solution that allows the financial institution, as the trusted provider, to run its own Aggregation, OFX, ACH Funds Transfer, or Identity/Account Opening operation in-house and maintain full control over access to the customer’s financial portfolio information. The financial institution is well positioned to use the aggregated balance and transaction information, with the customer’s permission, to sell relevant products and services directly to its customers. In addition, TekPortal’s on-premise solution allows the financial institution to set and enforce procedures independently to protect the privacy of the customer’s financial information. Teknowledge also provides TekPortal as an ASP solution through its partner financial data service providers. CashEdge is Teknowledge’s major competitor in the ACH transfers business. Teknowledge intends to charge competitive prices for TekPortal, and capture that portion of the market that appreciates high quality software and services, as well as longevity in software suppliers. Depending on the specifics of each new customer opportunity, Teknowledge may team or compete with businesses delivering software platforms designed to enable financial institutions to offer internet-based financial services.

        Knowledge processing systems are provided by Logica Carnegie Group, Mindbox, Inc., CycCorp, BBN, and others. Trilogy Development Group, Firepond, SSA Global, SAP, Oracle, and others provide sales and configuration systems. Distributed systems and security services are provided by Trusted Information Systems, SRI, Secure Computing, Lockheed-Martin, Boeing, Level 3 Communications, ISX, and SAIC, among others. Internet-based distance education and training technologies include Click2Learn, IBM, KnowledgeNet, and Saba, with new competitors still emerging in the commercial marketplace. Potential competitors could also be collaborators, such as Macromedia (learning components sold to IBM) and Click2Learn (formerly Asymetrix Learning Systems).

Employees

        Teknowledge had a total of 38 full-time employees at December 31, 2004, of which 26 were technical, 10 were accounting, administrative, or executive, and 2 were sales and marketing. All the employees were employed in the continental United States. The majority of employees are technical. They perform direct billable work on contracts, or develop, support, and sell software products. In addition to full-time employees, Teknowledge engaged independent contractors to work on specific projects in 2004. A large percentage of Teknowledge employees have deep expertise in computer science, and many have specialized backgrounds in artificial intelligence, security, or financial software. The future success of the Company will depend, in part, on the Company’s ability to retain, attract, and motivate highly qualified technical, sales, and management personnel that are central to its operations. The Company has never had a work stoppage, and it is not a party to any collective bargaining agreement with any of its employees.

Executive Officers

        Neil A. Jacobstein, 50, is Chairman of the Board, Chief Executive Officer, and President of Teknowledge. He has over 20 years of software development experience, and served as President and Chief Operating Officer and as director since January 1993. He was elected to the position of Chairman and CEO on November 22, 1999. After joining Teknowledge in 1984, Mr. Jacobstein served in various positions, including: Senior Knowledge Engineer, Manager of the Research and Advanced Development Group, Vice President and General Manager of Research and Advanced Systems Development, and Vice President and General Manager of the Knowledge Systems Division. Mr. Jacobstein initiated Teknowledge’s eCommerce segment (now Financial Solutions) in 1996. In 1998, he was appointed to the Technology Advisory Board of the U.S. Army’s Simulation, Training, and Instrumentation Command (STRICOM). Prior to joining Teknowledge, Mr. Jacobstein was a Graduate Research Intern and consultant at Xerox PARC, and a Research Associate at CBNS. Since 1992, he has served as the Chairman of the Board of Directors of the Institute for Molecular Manufacturing, a nonprofit organization. In 1999, Mr. Jacobstein was selected as a Henry Crown Fellow in the Aspen Institute’s executive leadership program. Mr. Jacobstein is the chairman of the American Association of Artificial Intelligence’s Seventeenth Innovative Applications of Artificial Intelligence Conference for 2005.

        Dennis A. Bugbee, 58, is Vice President of Finance, Chief Financial Officer, and Secretary. Mr. Bugbee joined the Company in 1990 as the Division Controller for the Knowledge Systems Division in Palo Alto, California. He was promoted to Director of Finance March 1, 1993 and shortly thereafter to the positions of Treasurer and Corporate Secretary. Prior to joining the Company, Mr. Bugbee held the position of Accounting Manager with TRW’s Space and Defense Sector. He has over 30 years experience in finance and accounting.

        Benedict O’Mahoney, 45, is Vice President, Administration and Legal Affairs. Mr. O’Mahoney was elected a Director of Teknowledge in December 1999. Mr. O’Mahoney joined Teknowledge in 1996 as Corporate Counsel. Prior to joining Teknowledge, Mr. O’Mahoney practiced intellectual property law from 1991 to 1996, and served as General Counsel for Slatt Mortgage Company from 1988 to 1991. He served with the Federal Reserve Bank of San Francisco from 1985 to 1988. Mr. O’Mahoney also serves on the Board of Directors of the Virtual Reality Education Foundation, a nonprofit organization.

Item 2. Description of Property

        The Company’s executive offices are located at 1800 Embarcadero Road, Palo Alto, California, under a lease expiring in October 2007. In November 2003, the Company relocated its corporate office from 1810 Embarcadero Road to the present location in the same office park to take advantage of reduced rent and a newer office. The Company signed a new lease with the landlord in January 2003 extending the lease for forty-six months in 2004. The Company rents 9,300 square feet of space in Palo Alto. The Company also has office leases in Chantilly, Virginia (5400 sq. ft.), Marina Del Rey, California (3081 sq. ft.), and Cleveland, Ohio (960 sq. ft.). The Company expects to exercise its right of early termination of the Chantilly lease in 2005. These properties are in good condition and are generally described as research and development facilities. All properties amounting to at least 10% of the Company’s total assets are adequately covered by insurance.

Item 3. Legal Proceedings

        Teknowledge has an active patent licensing program, which includes the necessity of legal enforcement of its patent rights in the marketplace. On August 19, 2002, Teknowledge entered into a Contingency Fee Agreement and Power of Attorney in Damage Suit (the “Fee Agreement”) with Goldstein & Faucett, L.L.P. (the “Attorneys”) for the enforcement of its intellectual property rights, specifically U.S. Patent No. 6,029,175 entitled “Automatic Retrieval of Changed Files by a Network Software Agent” (“the ‘175 patent”). Under the terms of the Fee Agreement, the Attorneys agreed to pursue damages, compensation, and relief to which Teknowledge may be entitled related to any infringement of the ‘175 patent, and Teknowledge will pay the Attorneys’ fees and direct expenses out of any money collected from such efforts.

        Pursuant to the Fee Agreement, the Attorneys filed a Complaint in the United States District Court for the District of Delaware on August 29, 2002 and named Akamai Technologies, Inc., Inktomi Corporation, and Cable & Wireless Internet Services, Inc. as defendants. On November 22, 2002, the case was transferred to the United States District Court for the District of Northern California. The Complaint stated a claim for patent infringement of the ‘175 patent and sought reasonable royalties. The claims asserted in this complaint concern the network cache technology features of the ‘175 patent, which can be utilized to reduce latency and communication costs for members of a group with interests in similar objects on a network.

        The Attorneys subsequently filed a Complaint on July 16, 2003 in the United States District Court for the District of Northern California and named Yahoo! Inc., Microsoft Corporation, and AOL Time Warner, Inc. as defendants. The Complaint stated a claim for patent infringement of the ‘175 patent and sought reasonable royalties. The claims asserted in this complaint concern the alert and notification features of the ‘175 patent, which can be utilized to deliver alerts to users concerning changes to data items of interest on a web page or availability of software updates.

        On December 12, 2003, the District Court for the Northern District of California ruled that the two cases be consolidated into a single action. Microsoft filed a counterclaim on February 3, 2004, claiming that Teknowledge infringed on two of its patents, one for electronic bill payments, and the other for information aggregation. Teknowledge considers these counterclaims to be without merit. The claim construction hearing was held on December 8, 2004, but the judge has not yet ruled. Teknowledge has settled with all but one of the defendants, as has been disclosed in the previous SEC Form 8-K filed October 4, 2004, SEC form 8-K/A filed October 12, 2004, SEC form 8-K filed November 3, 2004, and SEC form 8-K filed February 22, 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

        The Common Stock of Teknowledge has been trading under the symbol TEKC on the Nasdaq SmallCap Market since March 17, 1999. On March 14, 2005, the closing price of the stock was $1.25 a share.

        The following table sets forth the range of high and low closing price information for the Common Stock on the Nasdaq SmallCap Market for the quarterly periods indicated.

2004	High	Low

First quarter, ended March 31, 2004	$4.24	$2.66
Second quarter, ended June 30, 2004	3.55	2.35
Third quarter, ended September 30, 2004	2.50	1.75
Fourth quarter, ended December 31, 2004	2.10	1.50

2003	High	Low

First quarter, ended March 31, 2003	$1.18	$.74
Second quarter, ended June 30, 2003	2.81	1.15
Third quarter, ended September 30, 2003	4.14	2.09
Fourth quarter, ended December 31, 2003	5.46	3.70

        As of February 28, 2005, there were 1,183 holders of record of Common Stock.

        The Company has never declared a dividend and is not likely to do so in the near future.

        We have issued three warrants to purchase a total of 45,000 shares of our common stock to Bridge Bank, N.A., in connection with the entry into and amendment of our credit facilities with the bank. Each warrant is exercisable for 15,000 shares and the warrants were granted on March 28, 2003, March 28, 2004 and September 1, 2004, respectively, with exercise prices of $3.00, $7.00 and $2.50 per share, respectively. Each warrant is exercisable in whole or in part one year after the first anniversary of the grant date and until the end of the five-year anniversary of the grant date. The purchase price of each warrant was $1.00. Each warrant was issued in a private transaction to Bridge Bank without general solicitation or advertisement pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

        The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Forward-looking statements made in this report relate to the Company’s cash position and ability to meet its obligations, commercial revenue increases and backlog, demand for aggregation software and services, generation of revenue from intellectual property, counter-terrorism applications, market acceptance of the Company’s products and services and the exchange of financial information over the Internet, demand for the Company’s products and services by the government, employees and management, patent and technology licensing, intent to apply for trademark registrations, intent to broaden customer base, plans to develop new products and services, effectiveness of security measures, as well as expected revenue, cash and profitability, ability to realize backlog, availability of equity capital and financing, effects of competition, research and development, consolidation in the financial services industry, government regulation, collections on customer receivables, and effects of recently-issued accounting pronouncements. All forward-looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward-looking statements contained herein as a result of competition, general or financial services market conditions, government agency funding, other factors relating to government contracting, ability to attract and retain technical and management personnel, commercial opportunities, financing, and other factors described in “Certain Risk Factors That May Affect Future Results of Operations and/or Stock Price,” and in other documents we file with the Securities and Exchange Commission. Unless required by law, we do not undertake any obligation to update any forward-looking statements or risk factors.

Overview of Significant Matters

        Financial Position

        The Company experienced a significant decline in revenue and had a net loss of $5,897,306 in 2004, including the effects of a write down of $1,753,000 in capitalized software expenses, an increase of $1,500,000 in its government rate reserve, and a $768,000 write down of its deferred tax asset. The Company needs to raise cash in the near future, and estimates that if revenues remain at current levels and no new cash infusion is received, the current cash would support existing operations for approximately another three months from the date of the filing of this report on Form 10-KSB. To address this issue, we are seeking additional patent related licensing revenues, pursuing technology asset sales or licensing, attempting to line up equity financing, and exploring the sale of a product or business line in order to raise cash. If we are unable to raise cash or increase revenues to a sufficient level, we may be required to cease operations and seek protection under available bankruptcy laws. As a result of these factors, our independent registered accounting firm's report on our 2004 financial statements contains an emphasis paragraph regarding uncertainties relating to our ability to continue as a going concern. These matters are discussed further in this report and in Note 1 to our consolidated financial statements included in this Form 10-KSB.

        This section updates the assessment of our opportunities included in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2003 and discusses the specific potential risks facing our business. Low cash reserves and debt creates both risk and opportunity for our stakeholders. The risks are discussed in our risk section below. We outline the opportunities by segment in this section. Most of these opportunities depend on the Company raising additional cash to continue operations or completing complex capital-raising transactions. The alternative possibilities for doing this are discussed in the Options for Raising Capital section at the end of the discussion of opportunities.

        Government R&D Contracts

        Teknowledge’s Government R&D Contracts segment works in cutting edge areas that we believe have considerable long-term upside opportunity. Knowledge based systems and the practice of managing knowledge systematically have progressed significantly in the past two decades, but we have a long ways to go to unlock their long-term business potential. Knowledge is still managed haphazardly in most large organization, with rapid change and turnover taking a massive toll on the productivity of organizations. Today, computers mostly respond to us by executing our commands, rather than as interactive colleagues or associates that model whowe are, the application domains that we work in, or the generic tasks that we perform. Teknowledge has been incrementally developingsystems that address some of these features in web-based tutoring and semantic search application domains. This remains a fruitful research area, and a substantial opportunity.

        Teknowledge won a Phase I DARPA Small Business Innovation Research (SBIR) contract in 2004 to prototype a deductive spreadsheet that adds symbolic or concept processing to commercial spreadsheets like Microsoft Excel®. This is an exciting opportunity to extend spreadsheets to be able to deal with nonmathematical concepts that embody nouns, verbs, plans and constraints. This is potentially a big opportunity with significant application specializations. Teknowledge has already built a demonstration system, and is applying for a Phase II SBIR. There are opportunities to commercialize this technology as a plug-in application to Excel. Consistent with our evolving business model for leveraging selectively the software developed under R&D contracts, we would license the technology to one or more large companies with significant sales pull, customer base, and marketing muscle.

        Some of Teknowledge’s software development is supported by competitive contracts from some of the most sophisticated R&D sponsors in the world. Specifically, Teknowledge continues to improve its software wrappers, which have many security and training applications in protecting computers from new worms and viruses that may not have a known signature in an antivirus database. The Company has expanded its Standard Upper Ontology and its Middle Ontology. These are codified ways of expressing knowledge that can be specialized for sophisticated semantic search solutions on the web, as well as computer based problem solving and training solutions. In 2004, Teknowledge strengthened its model based software capabilities, which can be used to design and configure software components to support target models of configurable products such as software radios and component machine systems. Teknowledge also expanded its training software functionality that includes probabilistic Bayesian belief networks for modeling students or computer users based on an analysis of their interactions with the computer. These and other R&D software capabilities put Teknowledge in a position to utilize next-generation functionality as infrastructure for new government contracts, as well as potential commercial products, licenses, and applications.

        Teknowledge has proposed to engage in a pilot test of its Safe Software Wrappers at a customer site. Safe Software Wrappers encapsulate software modules, monitor their outputs and provide reporting and control over interfaces to other system resources. This software is more than a prototype and less mature than a product. It has many potential applications, including the ability to “lockdown” a set of corporate computers and protects them from new viruses and worms that initially have no known operational signature. This system can monitor critical resources, catch instructions to cause harm early, and lock them down. Teknowledge has had this capability for several years, and has been steadily improving it. If the proposed pilot test goes well, we anticipate receiving additional contracts to deliver this system to the government and possibly the commercial sectors. This system could also be used to wrap email clients such as Microsoft OutLook® and prevent attached viruses and worms from executing malicious instructions on the client machine.

        Teknowledge is now deploying TekPortal software in application domains that have both commercial and government applications. A customer is sponsoring a project to use TekPortal software to aggregate images from multiple photo web sites. This application also has significance for aggregating images of potential terrorists and making them available to one or more agency web sites, with a variety of tools and permissions. There are also potential opportunities to leverage TekPortal in government contract work that aggregates financial information for carefully selected targets.

        Teknowledge generated $4,101,000 in Government R&D Contracts revenue in 2004, compared to $7,316,000 in 2003. Most of this decrease was due to completion of several relatively large contracts in 2004 and increased competition for government contracts. Replacing these large contracts immediately is difficult (see Backlog section). Teknowledge continues to submit new contract proposals to the government, which may or may not result in new awards. There are some signs of improvement in new software R&D opportunities going forward, including semantic web systems that utilize artificial intelligence techniques, advanced cyber security applications that leverage our software wrapper technology, and software systems that learn. In addition, we have launched a multi-year federal systems strategy to expand beyond contract R&D into integrating application solutions that can be fielded. The contract opportunities are much larger for integrated application solutions. The product potential is greater utilizing proven contract deliverables for fielded applications. In addition, there are far more government customers available for solution-oriented application integration than for R&D. The rewards may be greater in the applications solutions market, but it will take months to get positioned to win new application integration contracts. We will continue to propose and deliver on R&D, and while there may be a current decrease in government revenues, we believe that over time Teknowledge’s government contracts business could expand into a considerably larger business than can be sustained by an R&D only operation.

        Financial Solutions

        Even though revenues were down from the previous year, Teknowledge’s Financial Solutions business made progress by offering a more comprehensive suite of TekPortal products. This suite includes an aggregation platform, an OFX product to link aggregated data to Quicken and Money desktop client software, and an ACH Transfer product to enable user-initiated money transfers from account to account. Teknowledge invested $1,560,000 in its TekPortal software product in 2004, bringing the total investment in TekPortal to nearly $11,000,000. Teknowledge has been able to add new customers with a large financial services provider partner it won as a customer in 2003. This partner is now utilizing TekPortal, and has already deployed the software for several of its customers. Teknowledge’s recurring revenue stream, based on the maintenance of installed software, is expected to grow as the Company sells more licenses to this larger customer base. Teknowledge now has several large and strong customer reference accounts, including two top-ten domestic banks. Adoption of new classes of software, however compelling, typically takes longer than expected. In the mean time, Teknowledge has further streamlined its operations and looked for new ways to leverage its investment in TekPortal software through partner relationships.

        The TekPortal Account Opening application service provider business has been increasing recently. This is due primarily to a few large banks partnered with our application service provider partners. These banks are offering aggressive interest rates that have induced people to switch from other banks and open new accounts. The banks are using TekPortal Account Opening software to sign up these new customers. It is difficult to predict future volumes for this business, but it has gone from less than 10,000 new account openings a month in late 2004 to well over 40,000 a month in March of 2005. Growing this business significantly will depend on large new banks signing up for the account opening service with our partners.

        Offering aggregation software alone in the past did not enable banks to easily generate revenues from aggregation. The banks might like to offer customers aggregation as a new value-added service, but they tend to treat it as an optional customer relationship management tool – unless they can link it with immediate and quantifiable return on investment (“ROI”). We believe that the return on investment for aggregation alone is real, but somewhat long term, and difficult to quantify precisely. Our product plan is not to sell aggregation software alone, but rather, to couple aggregation software with value-added software modules that harvest the aggregated data and provide banks with potential cost reductions and a new revenue stream. Teknowledge accomplished this with its TekPortal OFX and ACH Transfers software modules. In prior years, Teknowledge conducted a web-based seminar on its OFX software with Intuit Corporation, and an ACH Transfers seminar with Celent and Net Bank. Those seminars marked a change in the way Teknowledge sold its TekPortal related products. Teknowledge’s sales strategy changed from a focus on technical capabilities and features to an emphasis on solutions that enhance the customer experience and services revenues, resulting in a direct ROI to the financial institution.

        Teknowledge continues to invest in its ACH Transfer software because it appears that banks and other financial institutions can generate significant additional revenue by installing it and offering this capability to their customers. Independent research reports by Celent and others suggest that the market is likely to be strong and growing for account-to-account funds transfer software. It is still too early to determine the slope of the growth curve for our ACH Transfers product. However, the value of ACH Transfers to the banks is quantifiable, both in terms of cost savings and transaction fees that generate revenue. The penetration of OFX and ACH Transfer software is still at the early adopter stage in the financial services industry. The Company plans to release version 3.2 of the TekPortal ACH Transfer module in the beginning of Q2 2005. This upgrade provides new functionality and performance. The ACH Transfers market is growing substantially, but to capture a large share of it, Teknowledge will need either to leverage its partner’s larger size, or address its balance sheet and cash position.

        Teknowledge’s recurring revenues are now over $700,000 per year and growing. As our base of customers grows the recurring revenue base becomes a larger part of our revenue base, and an opportunity to leverage our products, as well as cover some of the costs of development. Covering all the costs of development has been a challenging goal for several years. Closing the gap will depend on the ability to work with partners to acquire several large banks as customers.

        Amortization expenses in 2004 were $3,966,000, including $1,753,000 of previously capitalized software assets representing 36% of the cost of revenues for the year. Management evaluated the financial performance of the TekPortal product through December 31, 2004 and determined that an adjustment to the net realizable value of the software was required because the licenses, maintenance, and related services revenues, net of future costs of the product including maintenance and required customer support, did not meet management’s financial objectives. As a consequence, the unamortized value of previously capitalized software development costs at December 31, 2004 was reduced by $1,753,000. The remaining unamortized amount of capitalized software development costs on the books at December 31, 2004 is $1,751,000. It is important to note that this was not based on an assessment of the quality of the software, but rather its supportable value based on historical data thus far. We continue to believe that TekPortal is excellent software, and have seen it meet demanding customer requirements. The write down took into consideration both the historical data and the assessment that the software has real future value, particularly when coupled with more extensive sales and marketing resources. Teknowledge now has experience with the sales partnerships required to “cross the chasm” to adoption by the majority of mainstream mid and small sized banks.

        Recently, tight cash reserves and a weak balance sheet have made some potential large new customers hesitant to adopt our software. However, we have good software, excellent services, and strong customer references that may make it possible to overcome initial new customer reluctance. Teknowledge takes customer service seriously and as a result, we now have a growing base of customers to whom we can sell additional products. This is an opportunity for us and our partners to leverage our customer base of financial institutions with an expanded ecosystem of components related to the TekPortal platform.

        Patents and Technology Licensing

        During 2004 we demonstrated the value of our patent portfolio by obtaining $1.0 million in patent licenses as the result of settlements. Management believes that these settlement numbers were low, necessitated by Teknowledge’s cash position. However, the results speak to real value in the patent. Our patent lawsuits against Inktomi, Akamai, and Cable & Wireless were related to the information caching claims in the #6,029,175 Hotbox patent titled: “Automatic Detection of Changed Files By A Network Software Agent.” This patent also has claims in the area of information alerts. Teknowledge sued Microsoft, Yahoo, and AOL/Time Warner for infringing on the alerts related claims in the Hotbox patent. Teknowledge settled all of its extant patent lawsuits except those with Microsoft. In the first quarter of 2004, Microsoft counterclaimed Teknowledge’s patent lawsuits with two patent claims, one in the area of bill payment and the other in information aggregation. Teknowledge investigated these claims and found them to be without merit. As a result, Teknowledge filed a claim for summary judgment on the Microsoft claims to accelerate the case.

        Management believes that the Company’s patents are valid and have significant value, but only the courts can ultimately decide these issues. The Company believes that there are a large number of other potential infringers of the ‘175 patent. Teknowledge also has two patents pending. One is related to its safe software wrappers, and the other is related to its TekPortal software. If granted, these could prove to be valuable additions to Teknowledge’s patent portfolio. These opportunities are some of the reasons why we created a separate reporting segment for patents and technology licenses. We have taken most of the downside cost risk out of the current lawsuits by engaging the law firm of Goldstein and Faucett on a contingency payment basis. There is the risk that the patents will be invalidated and/or that the legal proceedings will determine that no infringement is present for each of the defendants.

        Opportunities to Improve Our Cash Position

        Teknowledge currently has several possibilities for improving its cash position, but most are dependent on a variety of external factors. There can be no guarantee that any of these alternatives will occur in the appropriate timeframe or at all. Without a cash infusion from any of the named sources, Teknowledge’s cash reserves could be exhausted in three months. However, we are actively exploring each of these possibilities.

        Teknowledge is considering the following actions to increase the Company’s cash resources and improve its balance sheet. First, excluding software write downs and the adjustment to the government rate reserve, we decreased total expenses in 2004 by more than $1,250,000 compared to 2003. We have continued to decrease our operating expenses in 2005, and much of this effect will take place in Q2 of 2005. The Company is making prudent cost reductions of non-essential expenses that will preserve its core capabilities. Second, we are exploring deeper relationships with several of our partners, including potential investment, joint venture, or sale of an operating segment. Third, Teknowledge may sell a key technology asset, such as one or more patents, components of its Financial Solutions software, its Safe Software Wrappers technology, or other software. These sales could permit the Company to operate, build or acquire additional new lines of business. Fourth, the Company could potentially buy a smaller private company that comes with an equity investment in the combined company. Fifth, we are open to resolving our patent litigation case with Microsoft in a manner that will result in a favorable outcome for both companies. Finally, we continue to meet with qualified private investors to explore the possibility of an equity investment. Given the relatively small size of Teknowledge, any one or a combination of these actions could make a significant difference to the Company’s financial position.

Risks That May Affect Future Results of Operations and/or Stock Price

Current cash flow may be insufficient to support current and future operations

        To support current and future operations, the Company is dependent upon revenues, credit facilities and its ability to obtain financing. Revenues decreased by 28 percent in 2004 to $8,221,000, compared to $11,408,000 in 2003. The ability of the Company to grow its revenues will depend on the Company’s success in winning new government R&D and applications contracts and selling commercial products and services, including TekPortal Aggregation, OFX, ACH Transfer, New Online Account Opening, product licenses and maintenance support. As of December 31, 2004, Teknowledge had approximately $161,000 in cash and cash equivalents, a decrease of $884,000 or 85 percent over the period in 2003. The decrease in net cash at December 31, 2004 is attributed to a decline in revenues between the comparable twelve-month periods, which directly affected net loss. The Company generated net cash of $796,000 from its operating activities for the twelve-months ended December 31, 2004, compared to $1,901,000 in the same period for 2003. The Company also invested $1,587,000 in the development of software products and the purchase of fixed assets in 2004 compared to $1,648,000 in 2003. In 2004, financing activities consumed $94,000 compared to $321,000 in 2003. Teknowledge has a credit line of $3,000,000, $40,000 of which was available at February 28, 2005. As of December 31, 2004, we were in not in compliance with the net income covenant under our credit facility with Bridge Bank, N.A. Subsequent to year end, the bank granted a waiver on March 28, 2005. The Company needs to raise cash in the near future, and estimates that if the bank facilities remain in place but revenues remained at current levels and no new cash infusions were received, the current cash would support existing operations for approximately another three months from the date of the filing of this report on Form 10-KSB. If the bank facilities were to become unavailable, we would be required to obtain immediate additional financing. If revenues do not increase as anticipated and the Company does not obtain additional cash from operations, outside financing, or a legal settlement, its ability to support its current and future operations will be adversely affected, which may include our ability to continue as a going concern.

        Teknowledge is actively pursuing patent and technology licenses as well as outside equity investment to fund growth and to provide operating working capital. However, there can be no assurances that the Company will be able to obtain additional capital on acceptable terms, or at all, or that the Company will generate significant revenue from licensing its patents and technology. If the Company cannot raise funds on acceptable terms, the Company may not be able to continue to support its existing operations or to develop new products and services, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. The Company may be required to eliminate costs by reducing headcount further, which could result in less sales or development activities and adversely impact operations. In the event the Company raises capital by issuing equity securities from authorized shares, such financing will decrease the percentage equity ownership of existing stockholders, and depending on the price at which the equity securities are sold, may result in significant economic dilution. The Board of Directors is also authorized under the Company’s Certificate of Incorporation to issue preferred stock with preferences and privileges senior to those of the common stockholders without common stockholder approval, though subject to applicable NASDAQ stockholder approval rules. If the Company issues preferred stock in a financing, the rights of existing stockholders could be adversely impacted.

The financial software market is highly competitive and changing rapidly

        The market for account aggregation, OFX, ACH Transfers, and Online Account Opening and Funding capability software continues to evolve rapidly and is populated by substantial competitors who are continuously developing competing software products and services. As is typical for a new and rapidly evolving industry, demand and market acceptance for account aggregation products and services are subject to a high level of uncertainty. As a result, many competitors have merged or dropped out of the market. Further, aspects of the business (including security, privacy, reliability, cost, ease of use, and quality of services) are undergoing rapid changes and review that may affect the use of information aggregation software in particular. The Company is exposed to a higher risk of default and slower collections from small Financial Solutions clients, compared to relatively reliable government customers. Teknowledge is addressing this difference by broadening its aggregation customer base and targeting larger financial institutions.

        Teknowledge plans to grow its TekPortal business by winning new aggregation customers and by expanding into additional value-added capabilities or service offerings. Teknowledge’s OFX, ACH Transfers and Online Account Opening and Funding modules are examples of recent deliveries on these plans. Additional product expansion will require incremental additional investments and that could strain technical, financial, and operational resources. New competitors can enter the market for TekPortal and other financial solutions. The Company’s gross margins in new business areas may be lower than in its government contract business, and it may not be able to expand or maintain operations in a cost-effective or timely manner. If customers do not receive new products or services favorably, it could hurt the Company’s reputation and delay future expansion.

        Within the financial services industry, Teknowledge believes some companies are consolidating, creating larger competitors with greater resources and a broader range of products. The Company also competes with businesses delivering financial services through Internet portals, banks marketing their own Internet-based financial services, and non-bank financial service providers such as brokerages and insurance companies seeking to expand the breadth of their Internet product and services offerings. In addition, the Company’s customers may develop competing products. For example, a bank or financial institution may choose to develop its own software platform for Internet-based financial services. Several of the vendors offering data processing services to financial institutions also offer Internet banking solutions that may compete with the Company’s solutions. Some of the Company’s competitors and potential competitors may have significant advantages over the Company, including more extensive name recognition and marketing power, preferred vendor status with the Company’s existing and potential customers, and significantly greater financial, technical, marketing and other resources, giving them the ability to offer free products or services to gain market share or to respond more quickly to new or changing opportunities, technologies, and customer requirements. The Company’s competitors may also package their products in a manner that may discourage users from purchasing the Company’s products. Existing and potential competitors may establish cooperative relationships with each other or with third parties, or adopt unsustainable or aggressive pricing policies to gain market share. Security, privacy, reliability, cost, ease of use, and quality of service are the key competitive factors, and competitors are changing the way in which they are developing these factors; these changes may adversely affect cost of sales or the market acceptance of information aggregation software.

        The demand for account aggregation, OFX and Transfers software will depend upon broad acceptance of new methods of accessing and utilizing financial information over the Internet. The unstable economy and resulting uncertainty resulted in the deferral of purchasing decisions by some financial institutions in 2003 and 2004 for aggregation products like TekPortal, and there can be no assurance that these conditions will improve or that demand will return to previous levels. TekPortal is already in use by over 80 banking customers. However, the continuing demand for specific products developed by the Company cannot be determined, nor can the viability of these products be determined at this time. As the market continues to change, there can be no assurance that the Company will be able to recruit or retain the technical staff to develop and bring products to market, that these products will gain market acceptance, or generate significant revenue or profits. If TekPortal or Teknowledge’s other products and services markets develop more slowly than expected, become saturated with competitors, or if the Company’s products do not achieve market acceptance, the Company’s business, financial condition, and results of operations may be materially and adversely affected.

        Teknowledge’s customers in the Financial Solutions segment are in the financial services industry, which is subject to economic changes that could reduce demand for the Company’s products and services. Consolidation in the financial services industry and unforeseen events, recession, inflation, or acts of terrorism could occur and reduce consumer use of bank services. Any event of this kind, or implementation for any reason by banks of cost reduction measures, could result in significant decreases in demand for our products and services. Mergers and acquisitions are pervasive in today’s banking industry. Teknowledge’s existing customers may be acquired by or merged into other financial institutions, which already have their own financial Internet software solution or which decide to terminate their relationship with the Company for other reasons. As a result, the Company’s revenue from licensing of aggregation software could decline if an existing customer is merged into or acquired by another company.

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

Teknowledge’s products may contain undetected errors or defects

        Teknowledge has a quality assurance program to test its complex software products, but its software could still contain undetected errors or defects that may be discovered at any point in the life of the product. The Company has in the past discovered and corrected software errors in its products. After implementation, errors may be found from time to time in the Company’s new or enhanced products or services, or in products or services it resells for strategic partners. These errors could cause the Company to lose revenues or cause a delay in market acceptance of its solutions or could result in liability for damages or injury to its reputation. The Company’s products are often used in transaction processing systems that include other vendors’ products and, as a result, its products must integrate successfully with these existing systems. System errors, whether caused by the Company’s products or those of another vendor, could adversely affect the market acceptance of its financial software products, and any necessary modifications could cause the Company to incur significant expenses. Since the Company’s products are used to deliver services that are integral to its customers’ businesses, errors, defects, or other performance problems could result in financial or other damages to its customers. This could become a particular concern if there were problems with the Company’s ACH Transfers software. The Company and its partners do conduct extensive tests of financial products, but any product liability litigation arising from errors, defects, or problems, even if it were unsuccessful, would be time-consuming and costly to defend. Existing or future laws or unfavorable judicial decisions could negate any limitation of liability provisions that are included in the Company’s license agreements.

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

Service revenue is dependent on government-sponsored contract R&D

        The majority of Teknowledge’s service revenue was derived from government-sponsored contract R&D projects, and the Company has historically been profitable in that business. However, dependence on R&D contracts can be risky because the contracts are subject to administrative, legislative, and political interruptions, which may jeopardize the flow of funds. There can be no assurance that the government will continue to seek services at the current level in the future. Although the Company expected an increase in proposals related to homeland security in 2004, the level of requests for R&D proposals was lower than expected. There can be no assurance there will be an increase in contract proposals in 2005. The Company faces increased competition for government projects and this may continue until the general economy improves.

        The typical cost-type government contract that Teknowledge performs has a regulated fixed-fee, which limits the Company from improving profit margins on these contracts. In addition, Federal Acquisition Regulations exclude from reimbursement “unallowable” expenses, which the Company considers a regular part of the business, such as advertising expense. In addition, almost all of Teknowledge’s government contracts contain termination clauses which permit contract termination if the Company defaults or at the contracting party’s discretion.

Periodic rate adjustments and audits may cause cost adjustments

        The Company’s revenues, costs, and earnings on government contracts are determined based on estimated overhead rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs may vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made on a cumulative basis whereby the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal Government. As a result of these audits, the Company may be exposed to cost adjustments, which are applied on a retroactive basis to the government contracts completed in those years. These adjustments can have a negative or positive effect on the business. In order to address the possible exposure from prior years, the Company has established a rate adjustment reserve for such contingencies, and the amount of the rate adjustment reserve is reviewed and adjusted periodically.

Loss of a large customer may affect financial results

        The Company has in the past, and probably will in the future, rely on large sales to certain customers. Loss of a single large customer could have a material impact on the sales revenue and profitability of the Company.

Teknowledge’s success depends on retaining sufficient technical staff and attracting additional technical staff

        The Company recognizes that the loss of one or more key management and technical personnel, who are employed on an at-will basis, could adversely affect aspects of the Company’s business. The Company relies on its executives and business managers for the acquisition and negotiation of new business, the management of services contracts and product development, and the management of ongoing operations. A proportion of the technical support base for operations is provided by outside consultants, and it is anticipated that this trend will continue in the future. The Company spent approximately $591,000 on billable subcontractors in 2004 compared to $1,574,000 in 2003. The use of outside consultants allows the Company to expand or constrict its operations quickly both inside and outside the U.S.

Teknowledge will incur increased costs as a result of the implementation of new rules, regulations, and pronouncements from the SEC and NASDAQ, including the provisions of the Sarbanes-Oxley Act of 2002

        Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, rules adopted or proposed by the SEC and by the NASDAQ Stock Market and new accounting pronouncements, will result in increased costs to us as we evaluate the implications of these laws, regulations and standards and respond to their requirements. To maintain high standards of corporate governance and public disclosure, we intend to invest substantial resources to comply with evolving standards. This investment may result in increased general and administrative expenses and divert management time and attention from strategic revenue generation and cost management activities. In addition, these new laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher premiums to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified personal to serve on our board of directors, our board committees or as executive officers. We are taking steps to comply with the recently enacted laws and regulations in accordance with the deadlines by which compliance is required, but cannot predict or estimate the amount or timing of additional costs that we may incur to respond to their requirements.

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

        Revenue Recognition

        Revenue on software licenses and services is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred, and there is a reasonable assurance of collection on the resulting receivable. Teknowledge may record license revenues as a result of legal settlements if the settlement provides for the issuance of a license as it did in 2004 in two separate cases. Teknowledge customarily obtains written purchase authorizations from customers for a specific product at a fixed price and considers delivery to have occurred at the time of shipment. The software is delivered to the customer electronically or on a CD. Revenue is typically recognized on shipment of product software; however, if the software is subject to customer acceptance or contract terms that do not satisfy all of the above-mentioned criteria, revenue is recognized upon customer acceptance or when all revenue recognition criteria have been met. Occasionally, customer contracts contain refund or warranty clauses that could affect revenue recognition. Teknowledge evaluates these clauses carefully; however, the Company has not experienced a refund or warranty recall and the likelihood of such an event is not predictable nor is it judged material at this time. Revenue from software consulting services is generally recognized on a time and materials basis; however, depending on the terms of the contract, the service element may be recognized on a percentage-of-completion basis. Revenue recognized under the percentage-of-completion basis requires the use of project cost estimates. Project cost estimates are revised periodically and changes affecting the amount of revenue recognized are recorded when they become known. Revenue from research and development contracts is generally recognized over applicable contractual periods as specified by each contract and as costs related to the contracts are incurred.

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

        Valuation Allowance Against Deferred Tax Assets

        Teknowledge records a valuation allowance to maintain its net deferred tax assets to the amount that it believes is more likely than not to be realized. The Company considers reversing taxable temporary differences, tax planning strategies and expected future taxable income in assessing its need for a valuation allowance. The Company evaluates the adequacy of this valuation allowance on at least an annual basis. The Company believes sufficient uncertainty exists regarding the realizability of its net deferred income tax assets because the net operating loss and tax credit carry forwards may expire before they can be utilized, and accordingly, a valuation allowance has been established to reduce the asset to the amount the Company estimates will be realized. The realization of the net deferred income tax asset is also dependent on generating sufficient taxable income in future years. Management’s assessment of the realizability of the net deferred income tax asset is based on tax planning strategies that the Company intends to implement in order to avoid the expiration of net operating loss carry forwards. The typical tax planning strategy includes tax-planning efforts that the Company ordinarily might not take in the regular course of business, such as the sale of property, technology, or other assets that have significant economic value. The Company believes that its IP portfolio contains significant economic value, and the sale of one or more of its patents or an IP settlement could generate significant taxable income. The patents have generated over $3,000,000 in gross proceeds since 1997, including $1,000,000 on the ‘175 patent in 2004 alone. Further patent licenses are possible as a consequence of the Markman hearing completed in December; however, estimated future results are not by themselves sufficiently compelling to protect the asset. Given the Company’s substantial operating losses we were unable to generate the approximately $2,000,000 of taxable earnings necessary to support the carrying value of the asset at December 31, 2004. As a consequence, the entire $768,000 amount of the tax asset was written off in the fourth quarter of 2004.

         Software Development Costs

        The eligible costs incurred in the development of our commercial software are capitalized. Teknowledge periodically reviews these costs to ensure they are recorded at the lower of unamortized cost or net realizable value. Net realizable value is determined using estimated future cash flows related to sales of the underlying technology. Had different assumed cash flows been used, materially different amounts of the carrying amount of these costs could have been reported.

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

        The Company is nearly complete with V3.2 of TekPortal, which it plans to release to customers early in the second quarter of 2005. Capitalized costs include direct and indirect labor costs and applicable overhead, but exclude general and administrative costs. The Company regularly examines its procedures for accumulating economic life of the product, which is estimated at three years. Capitalized software development costs are reviewed and evaluated periodically to determine recoverability. Should the Company determine that all or part of its capitalized software development costs are not recoverable, an adjustment to the capitalized software costs would be charged to income in the period such determination is made. Management evaluated the performance of its TekPortal product through December 31, 2004, and determined that an adjustment to the net realizable value of the development asset was required because the licenses, maintenance, and related services revenues, net of future costs of completing and disposing of the product, including maintenance and required customer support, did not meet management’s financial objectives. As a consequence, the unamortized value of previously capitalized software development costs at December 31, 2004 was reduced by $1,753,000. The remaining unamortized amount of capitalized software development costs on the books at December 31, 2004 is $1,751,000.

        Determination of Government Indirect Rate Reserves

        The Company’s revenues, costs, and earnings on government contracts are determined based on direct cost and estimated overhead “indirect” rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs typically vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made on a cumulative basis whereas the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal Government. As a result of these audits, the Company may be exposed to annual cost adjustments that are applied on a retroactive basis to the government contracts completed in prior years. These adjustments can have a negative or positive effect on the results of operations and cash reserves in the period in which the adjustment is realized. In order to address the possible exposure to rate adjustments in prior years, Teknowledge established a rate adjustment reserve for potential government cost recovery for the open and unaudited years of 2001-2004. The cumulative reserve, excluding earned retained fee of $296,000, is $2,335,000 at December 31, 2004.

        On September 30, 2004, the government suspended payment on three of Teknowledge’s contracts pending repayment of projected differences between the “actual” overhead rates used in the billings and the proposed overhead rates submitted to the government for the years 2001-2003. Based on the original rate data Teknowledge provided to the government for those years, the government audit agency, DCAA, indicated that Teknowledge owes $813,000 in gross charges. Prior to this, Teknowledge requested a review of the treatment of subcontractor costs in the previously submitted overhead cost proposals. Teknowledge believes the prior treatment unfairly allocated substantial amounts of internal G&A expenses to outside subcontractors and has requested an equitable redistribution of these costs to a separate pool for the unaudited years. A similar treatment has already been approved for 2004, but the government has so far denied Teknowledge’s request to make the change effective for all the unaudited years. The change in the treatment of subcontractor costs, if accepted by the government, could reduce the overall exposure to the Company by $750,000. On October 5, 2004, the government released for payment the three contracts that were on suspension, contingent on the establishment of a long-term payment schedule between the two parties. The payment terms and conditions will be determined after a review of the Company’s requests, and its current cash reserves and forecast cash flow from all sources through 2005. The Company believes it will have adequate cash resources to establish a mutually agreeable payment schedule, if necessary. Until the matter is resolved, the Company expects to make good faith payments while it negotiates for the successful resolution of the treatment of the subcontractor costs and any related rate issues. These payments would be charged against the rate reserve and not earnings.

        During the fourth quarter of 2004, the government issued a preliminary audit report and findings for the overhead costs incurred in 2001. The government questioned the Company’s treatment of amortization on previously capitalized software development costs for the company’s dual-use TekPortal product. The Company allocated approximately 30% of 2001 amortization costs to the government segment, which the company believed was a fair allocation to the government for the benefit from the technology developed in 2000. The government subsequently rejected this argument, denying any allocation to the government either directly or indirectly because of the products short history of largely commercial sales and other technical issues. At the time the product V1.0 was originally developed in 2001, the Company intended to sell its product to commercial and government customers. As evidence of this intent, the Company provided copies of two 2001 proposals to the auditors. In addition, the Company has a long history, going back to the 1980s, of selling previously developed products like M.4 to the government. Therefore, the Company believes it was reasonable to assume that the government would benefit in the development of Teknowledge products and allocating 30% of the development costs was a realistic consideration based on Teknowledge’s long history of product development. This is consistent with the government’s pledge to encourage government contractors to develop commercial products from internal R&D. The government excluded 100% of the development costs claiming TekPortal is not a final cost objective for government contracts. The Company believes this position discourages contractors from commercializing their products developed from internal R&D and Teknowledge intends to contest the government’s acceptance of these costs.

        The Company evaluated its exposure from the government’s suggested cost treatment of software development costs for the unaudited years of 2001-2003, assuming all amortization costs were included in the General and Administrative (G&A) base pool. After consulting with outside counsel, and given the relative absence of court precedent in this area, management determined there was a potential estimated cost exposure of $1,500,000, exclusive of legal costs. The Company believes that a considerably lower amount is entirely possible and it plans to negotiate with the government for the most favorable financial result. The final results may vary from the predicted outcome and are likely to be costly and time consuming if litigation is required to resolve the matter. At this early date, it is impossible to determine the ultimate outcome of negotiations, but management believes it is possible the Company will be successful in defending its position at which time it will reduce the current reserve from $2,335,000. Because this matter is based on the specific treatment of allowable costs, and not an unallowable charge, no penalties or interest charges are anticipated. .

Results of Operations

        Revenues in 2004 were $8,221,000 as compared to $11,408,000 in 2003. Overall revenues decreased 28% largely on a decline in revenue from government R&D customers. Financial Solutions operations contributed 38% of total revenues in 2004, up from 36% in 2003, and Patent and Technology Licensing contributed 12% of 2004 revenue. All of the Financial Solutions revenue was generated from the sale of TekPortal products and services. Revenues from government-sponsored contract R&D accounted for 50% of total revenues in 2004, compared to 64% in 2003. The Company was unsuccessful in 2004 in replacing government contracts that were completed during the year, largely because of changing government priorities and vigorous competition.

        Included in Financial Solutions revenues are sales of TekPortal software, consulting services, and post-contract customer support services. Financial Solutions revenue decreased 24% in 2004 to $3,120,000 largely as a result of less customer demand, compared to $4,092,000 for 2003. Revenue from license fees for TekPortal software was $335,000 in 2004, compared to $591,000 in 2003. Financial Solutions was successful in securing one large sale to a financial provider in 2003; however, this success was not matched in 2004. Sales cycles and customer acceptance of new product offerings were slower than expected. Financial Solutions maintained a high level of customer satisfaction in 2004 but that did not translate into the anticipated new customer contracts in 2004. Customers were especially interested in the OFX solution, ACH transfer facility, and the new Online Account Opening and Funding capability. Recurring revenue from maintenance on existing products was $683,000 in 2004 vs. $713,000 in 2003. One overseas customer decided not to renew its support services during the year. Maintenance revenue is linked to license sales and is usually renewed each year. Because most TekPortal customers renew their annual maintenance subscription, maintenance revenue is a continuous source of revenue. Revenues from resellers accounted for 18% of Financial Solutions 2004 revenue compared to 5% in 2003.

        Revenues from government-sponsored contract R&D were $4,101,000 in 2004, compared to $7,316,000 in 2003. Some of Teknowledge’s contracts ended in 2004 and were not replaced immediately with new contracts. Replacing these large contracts was more difficult than expected for several reasons. First, much of the post 9-11 increase in defense spending was focused on getting troops and equipment to Iraq. Second, a higher percentage of the budget of some of our key government sponsors has focused on funding a few large teams with total solution packages, and competition for these contracts has increased. In order to be more competitive, Teknowledge’s role has shifted from contractor to subcontractor; further reducing revenue production. Third, the component solution contract dollars available have often been awarded in smaller increments through the Small Business Innovation Research programs. The future demand for government-sponsored contract R&D services will depend on a number of factors, including the quantity of competitive contract awards and sponsor priorities. In 2004, 37% of total revenues were from the Department of the Air Force, compared to 50% from two DOD departments in 2003.

        The Company recorded revenues of $1,000,000 for patent and technology licenses in 2004. The licenses were granted as a result of settlement agreements between Teknowledge and two large technology companies that contested the validity of Teknowledge’s patents. The litigants settled for $400,000 and $600,000, respectively. [See Item 3: Legal Proceedings.] There were no comparable revenues in 2003.

        The Company typically recognizes revenue from customer contracts as services are provided on a contract-by-contract basis. This accounting method may result in timing differences between the amount of revenue recognized on an accrual basis and the amount billed, which is subject to separate determination based on an analysis of contract deliverables and milestones. The difference between the revenue recognized on this basis and the amount billed to the customer is recorded in accounts receivable as unbilled receivables or as deferred revenue. Because of a government funding delay at December 31, 2004 with one government customer, approximately 94% of unbilled receivables were for government-sponsored R&D contracts, and 6% were for commercial contracts. This compares to 70% for government contracts at December 31, 2003.

        Cost of revenues was $11,029,000 in 2004 compared to $8,398,000 in 2003, an increase of 31%. Due to the write down of software assets of $1,753,000 and an increase in the government rate reserve of $1,500,000, the cost of revenue as a percentage of total revenues declined to a negative 34% in 2004 compared to 74% in 2003. Approximately 44% of the 2004 cost of revenue is government, 49% Financial Solutions, and 7% Patent and Technology Licensing, compared to 53%, 47%, and 0% in 2003. Besides the aforementioned adjustments to cost of revenue, the Company spent $663,000 in 2004 on IP related legal costs to defend its patents. A major component of cost of revenue, labor and labor related costs was down nearly $400,000 over 2003.

        The Company invested $1,560,000 in the development of TekPortal software in 2004, down slightly from the $1,605,000 invested in 2003. Including the write down of $1,753,000, total amortization charges were $3,966,000, an increase of $1,756,000 over 2003. Without the adjustment, amortization charges were consistent between years at approximately $2,200,000. Because the amortization base has been reduced, 2005 amortization of previously developed assets is expected to be $400,000 less per quarter than in 2004. The Company capitalizes all eligible development activity. However, as it explores new ground, the technical feasibility requirement of Financial Accounting Standards Board (FAS) Opinion No. 86 is not assured, and in accordance with accounting policy, R&D must be expensed. As a consequence, R&D expenses are expected to increase from $200,000 to $300,000 per quarter starting in 2005. Subcontractor costs were $591,000 in 2004, $983,000 less than 2003. This is principally a result of a drop off in government revenue; however, a significant portion of the decline is traced to less reliance on outside subcontractors to support billable services work and more direct employee involvement. The Company often teams with subcontractors in government and commercial proposals to enhance its chances of winning new contracts and the Company has pending contract proposals that include subcontractors. As the Company wins new contracts, subcontractor costs are likely to increase.

        The gross profit (loss) for government-sponsored R&D in 2004 was ($716,000) compared to $2,865,000 in 2003, or (17%) and 39%, respectively. Affecting the gross margin (GM) was the aforementioned adjustment for the government rate reserve of $1,500,000. The gross profit for Financial Solutions was ($2,324,000) versus $214,000 in 2003. The Financial Solutions GM was affected by the $1,753,000 write down of previously developed software. The GM for Patent and Technology Licensing was $232,000 vs. ($67,000) in 2003. Besides the adjustments, the GM was affected by a decline in revenues in the Financial Solutions and Government R&D Contracts reporting segments in 2004. The Government R&D Contracts, Financial Solutions, and Patent & Technology Licensing gross margins were (17)%, (76%), and 23%, respectively. This compares to 39% and 47% for government and commercial in 2003.

        General and administrative costs were $1,737,000 and $2,264,000 in 2004 and 2003, respectively. General and administrative costs for 2004 were 21% of total revenues, versus 20% in 2003. On the whole, total expenses decreased by $526,000 over 2003, $342,000 of which is directly related to a decline in labor and labor related expenses. Due to a change in the product mix between government and commercial contracts, less G&A expense was absorbed by the Government contracts. Because of flexible overhead rate application in the government cost structure, government contracts are able to absorb a proportionate share of G&A expenses; however, commercial contracts are not as flexible in their pricing structure, therefore leaving them less able to absorb an increase in the G&A allocation.

        Sales and marketing costs were $324,000 in 2004 as compared to $434,000 in 2003. Sales and marketing costs were 4% of total revenues in 2004 versus 4% in 2003. The Company’s sales and marketing efforts include applications engineering and technical support, direct sales efforts, as well as trade shows, demonstrations, and other traditional marketing activities. The Company relies primarily on direct sales and value-added resellers to lay the foundation for expanding the Financial Solutions business. During 2004 the Company reduced discretionary expenses, principally labor and labor related expenses, and reallocated some of its outside sales efforts to contractors.

        Company-sponsored R&D costs in 2004 decreased to $185,000 from $207,000 in the comparable period in 2003. R&D was 2% of total revenues in 2004 versus 2% in 2003. As work on some contracts slowed and the contract completion dates neared, some employees were diverted to internal R&D projects. These figures do not include the majority of the R&D conducted by Teknowledge under contract to government customers, nor do they include substantial software development costs that were capitalized during the period. Excluding overhead and other indirect costs, R&D conducted by the Company under contract to government customers was $2,601,000.

        The Company spent $1,560,000 for the development of its TekPortal product during 2004, compared to $1,605,000 in 2003, and this amount was capitalized (principally version 3.1 & 3.2 of TekPortal). The Company made a determined effort in 2004 to complete version 3.1 and this accounted for the spending increase. The Company expects to continue to capitalize additional costs in the development of the TekPortal product in 2005, but at a level below 2004. The majority of the Company’s long-term R&D expenditures are funded externally through government projects (and recorded as cost of revenues), which are expected to provide new technology and intellectual property. Teknowledge retains intellectual property rights on its contract R&D work.

        Interest income was $3,500 in 2004 versus $2,000 in 2003. The Company experienced lower average cash balances coupled with higher average money market interest rates in 2004. Interest expense related to additional borrowings and rising interest rates increased to $83,000 in 2004 from $58,000 in 2003 because of overall higher interest rates.

        The effective tax rate was 15% and 0% in 2004 and 2003, respectively. The principal reason for the 0% effective rate is the tax credits generated in 2003. No tax benefits were realized in 2004.

                 In 2004, Teknowledge’s net loss was ($5,897,000), or ($1.03) per share basic and diluted. This compares to net income of $114,000, or $0.02 basic and diluted earnings per share for 2003. Included in the loss in 2004 was $4,021,000 of write-downs and adjustments for previously developed software, tax assets, and government rate reserves.

Liquidity and Capital Resources

        As of December 31, 2004, Teknowledge had approximately $161,000 in cash and cash equivalents, a decrease of $884,000 or 85 percent over the comparable result in 2003. The decrease in net cash at December 31, 2004 is attributed to a decline in revenues between the comparable twelve-month periods, which directly affected net loss. The Company generated net cash of $796,000 from its operating activities for the twelve-months ended December 31, 2004, compared to $1,901,000 in the same period for 2003. The

Company also invested $1,587,000 in the development of software products and the purchase of fixed assets in 2004 compared to $1,648,000 in 2003. In 2004, financing activities consumed $94,000 compared to $321,000 in the same period in 2003.

        Teknowledge’s traditional sources of cash are revenues from continuing operations including intellectual property and patent licensing, credit facilities, and outside investments. The Company is also seeking an equity investment to stimulate future growth; however, there can be no assurance that the Company will be able to locate and obtain additional financing acceptable to the Company or at all. Based on its current cash position, available credit, and projected cash flows from operations, management believes the Company may not have sufficient funds to support operations for the next twelve-month period unless it can secure additional funding, supplemental financing, or a large legal settlement. In the event Teknowledge does not raise additional capital from increased revenues, equity financing, or intellectual property as expected, the Company will have to reduce costs further, including headcount reductions, which would materially adversely affect on-going operations and revenues; and if the Company obtains equity financing, it will likely result in a significant dilution of existing stockholders. The Company has approached some vendors about restructuring its debt through an informal work out plan. The Company is also considering the sale of an intellectual asset or other asset to provide ready cash. However, if the Company is unsuccessful in restructuring its debt or obtaining additional short-term cash inside or outside the Company, it may seek alternative remedies, including seeking reorganization under Chapter 11 of the Federal bankruptcy code. The Company is working actively to improve its cash reserves and shore up its financial position.

        On March 28, 2004, Teknowledge renewed its line of credit with the bank. The new agreement extends the term of the line from one year to two years ending March 28, 2006 and increases the credit limit from $3,000,000 to $4,000,000. Under the arrangement the Company may borrow a maximum of the lesser of $3,000,000 or 80 percent of eligible receivables at an initial rate of 2.0 percent over the Wall Street Journal prime interest rate (4.5% on December 31, 2004) with a floor of 4.25%. The line includes select financial covenants tied principally to net income projections in the next two years. In conjunction with the credit line, the Company requested and received a $1,000,000 term loan sub-facility. The term loan is for a two-year term at an initial interest rate of 3.0 percent over the Wall Street Journal prime rate with a floor of 4.25%. Under the original agreement, the Company must maintain a minimum cash balance with the bank of 75 percent of the aggregate outstanding balance of all term loan advances and achieve pre-established minimum net income performance standards on a quarterly basis. To secure the loans, Teknowledge granted the bank a security interest in our assets, including accounts receivable.

        Effective September 1, 2004, the loan agreement between Teknowledge and the bank was modified to include the following changes: 1) the interest rate on the receivables facility was increased from 2 to 3 percent over the Wall Street Journal Prime (“WSJP”), 2) the cash support level in the bank required to maintain the term loan was raised from 75 to 100 percent, and 3) to supplement its existing cash reserves, the Company was obligated to secure a cash infusion of at least $1,000,000 by December 31, 2004. Subsequent to the effective date of the new agreement, Teknowledge concluded two IP licensing activities totaling $1,000,000. In addition to periodic reporting requirement, Teknowledge provided to the bank a near term quarterly income forecast that it is required to achieve with no greater than 20% variance to the plan.

        At December 31, 2004, the Company was in compliance with the account receivable support requirement. Because of significant adjustments and write downs at year end, the Company was not in compliance with its net income/loss covenant with the bank. Subsequent to year-end 2004, Teknowledge requested a covenant waiver, which was granted by the bank on March 28, 2005. Due to the Company’s risk profile, the bank increased the interest rate on the line of credit from 3 to 6 percent over WSJP. At March 18, 2005, the outstanding balance from the line of credit was $1,054,000 compared to $960,000 at December 31, 2003. At least two large government contracts were waiting for funding at December 31, 2004; they were subsuquently funded in February. Because of the delay, the Company borrowed $431,000 against the open receivables pending the receipt of the funding. The customer released the funding in February and subsequently paid the invoices.

        In the first quarter of 2005, Teknowledge increased its outstanding balance under its credit facilities with the bank to $1,054,000 in anticipation of new government contract funding. The Company’s potential borrowing capacity fluctuates based on the amount of accounts receivable generated from revenues and its financial requirements. At March 15, 2005, the Company had utilized all of its available borrowing capacity.

        In connection with the credit facilities dated March 28, 2003 and 2004 and the amended facilities of September 1, 2004 and March 28, 2005, the Company granted warrants totaling 56,750 shares in increments of 15,000 shares each, except for the March 28, 2005 amount of 11,750 shares, of Common Stock at exercise prices of $3.00, $7.00, $2.50, and $1,50 per share, respectively. The warrants are exercisable in whole or in part one year after the first anniversary of the grant date and until the end of the five-year term.

Related Party Transactions

        In November 1999, Teknowledge agreed to provide patent licenses, technology, and $1,200,000 in seed money for a web-based company, GlobalStake.com, which was spun off from Teknowledge. The Company’s investment in GlobalStake.com’s Series A preferred stock represents a 19.9% ownership interest. The Board and management considered GlobalStake.com’s 2002 performance and determined that its investment was impaired. Teknowledge recorded a non-cash charge of $1,206,000 to reduce the carrying value of this investment to its estimated fair value of zero. GlobalStake is still operational in 2004, but has few assets or employees and generates relatively little revenue.

Recently Issued Accounting Pronouncements

        In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments (“EITF 03-1”), but subsequently delayed the recognition and measurement provisions. For reporting periods beginning after June 15, 2004, only the disclosure requirements for available-for-sale securities and cost method investments are required. Our adoption of the disclosure requirements did not have a significant effect on our financial statements.

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R). FAS 123(R) requires companies to (1) use fair value to measure stock-based compensation awards and (2) cease using the intrinsic value method of accounting as described in Note 2 of the “Notes to Consolidated Financial Statements.” Compensation cost based on the fair value of the award will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). We expect to adopt the Modified Prospective Application transition method beginning July 4, 2005. We are currently evaluating our valuation methodology and forfeiture rates, as well as various compensation strategies and have not determined the effect on future period financial statements. We do not believe that the adoption of SFAS 123(R) will have a significant impact on other matters or business practices, but will have a significant impact on our financial statements.

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, (“SFAS 153”) an amendment of Accounting Principles Board Opinion No. 29. SFAS 153 replaces the exception from fair value measurement for similar productive assets with that for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for the fiscal period beginning July 4, 2005 and we do not believe that the adoption of SFAS 153 will have a significant effect on our financial statements

Long-Term Contractual Obligations

		Payments due by period

		Less	1-3	3-5	More than
Contractual obligations	Total	than	years	years	5 years
		1 year

Operating Lease Obligations	$1,356,000	$510,000	$846,000	--	--

Item 7. Financial Statements

        The response to this item is incorporated by reference in a separate section of this report. See Exhibits and Reports, Item 13(a)(1) and (2).

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          Our Audit Committee periodically considers the selection of the Company’s independent registered public accountants. On February 25, 2005, after an evaluation process that included the receipt of proposals from several independent registered public accounting firms and upon recommendation of our Audit Committee, the Company’s Board of Directors approved the retention of Burr, Pilger & Mayer, LLP (“BPM”) as Teknowledge’s independent registered public accountants and dismissed Grant Thornton LLP (“GT”) who was acting as the Company’s principal independent accountants. BPM has audited the financial statements of the Company for the fiscal year ended December 31, 2004. GT’s reports on Teknowledge’s consolidated financial statements for each of the fiscal years ended December 31, 2002 and December 31, 2003 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle. During the fiscal years ended December 31, 2002 and December 31, 2003 and for the subsequent interim periods, there were no disagreements with GT on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to GT’s satisfaction, would have caused GT to make reference to the subject matter in connection with its report on Teknowledge’s consolidated financial statements for such years. During the Company’s two most recent fiscal years and through February 25, 2005,none of the reportable events described in Item 304(a)(1)(iv) of Regulation S-B occurred, except that in connection with GT’s report on Teknowledge’s consolidated financial statements for the year ended December 31, 2003, GT recommended that the Company strengthen its internal controls over financial reporting and the Company made the following disclosure, which was included in Section 8A of its Form 10-KSB for its fiscal year ended December 31, 2003:

        “In connection with its audit of the Company’s consolidated financial statements for the year ended December 31, 2003, Grant Thornton LLP (“Grant Thornton”), the Company’s independent registered public accountants, advised the Audit Committee and management of internal control matters with respect to certain revenue recognition transactions, government overhead rate reserves, segregation of duties, and monitoring controls that they considered to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants. The Company considered these matters in connection with the year end closing process and the preparation of the December 31, 2003 consolidated financial statements included in this Form 10-KSB and also determined that no prior period financial statements were materially affected by such matters. In response to the observations made by Grant Thornton, in 2004 the Company will implement certain enhancements to its internal controls and procedures, which it believes address the matters raised by Grant Thornton.”

        In particular, GT made the following observations:

1. Revenue Recognition Policies and Procedures: Our revenue recognition policy should more definitively address certain circumstances commonly encountered in our business, including: (i) determining what constitutes persuasive evidence of an arrangement for customer relationships; (ii) determining the percentage of completion of contracts accounted for on the percentage of completion of method of accounting; and (iii) extended payment terms. GT also observed that our personnel should have additional technical knowledge and training to account for complex revenue transactions.

2. Percentage of Completion Accounting and Customer Acceptance Clauses: In testing certain of our material contracts, insufficient underlying documentation was available to support: (i) management’s estimates under the percentage-of-completion method of accounting; (ii) support for customer acceptance; and (iii) hours expended or level of effort provided by subcontractors.

3. Government Overhead Rate Reserve: Formal documentation should be prepared with respect to assessment and monitoring of the process by which we evaluate government overhead rates.

4. Closing Process and Monitoring Controls: Due to the departure of key financial personnel, timely review was not performed with respect to: (i) review and booking of revenue arrangements; (ii) consistency in calculating the government overhead rate reserve and (iii) consistency in calculating the software capitalization overhead rate.

        As a result of GT’s observations, Teknowledge made certain enhancements to its internal control procedures to improve its polices and procedures and to address these items though improvements in training procedures, assignment of duties, internal control responsibilities, and enhanced oversight over routine and non-routine transactions.

        GT did not advise us that they believed internal controls necessary to develop reliable financial statements did not exist. Our audit committee discussed the reportable conditions with GT and we have authorized GT to respond fully to the inquiries of BPM concerning the reportable conditions.

        During Teknowledge’s two most recent fiscal years ended December 31, 2002 and December 31, 2003, and through September 30, 2004, Teknowledge has not consulted with BPM regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on Teknowledge’s consolidated financial statements and BPM did not provide a written report to Teknowledge or oral advice that BPM concluded was an important factor considered by Teknowledge in reaching a decision as to accounting, auditing or financial reporting issues; or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-B and the related instructions to Item 304 of Regulation S-B.

        All of the above information included in this Item 8 was described in our From 8-K filed March 3, 2005 and amended on April 1, 2005.

Item 8A. Controls And Procedures

(a)    Evaluation of disclosure controls and procedures. Our management, with the participation of our principal executive officer and principal financial officer, designed our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

(b)     Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

        As described in Item 8A of our Form 10-KSB for the year ended December 31, 2003 and in our Form 8-K filed March 3, 2005 and amended on April 1, 2005, our previous independent auditor Grant Thornton LLP (“Grant Thornton”), advised our Audit Committee and management regarding certain internal control matters that they considered to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accountants. In response to the comments made by Grant Thornton in 2003, the Company implemented certain enhancements to its internal controls and procedures in the second quarter of 2004, which it believes address the matters raised by Grant Thornton. The enhancements included review of policies and procedures for processing and controlling accounting transactions, closer supervisory and review of revenue recognition practices, improved monitoring and control of closing procedures, including certain high value reserves and accruals, and the migration of important purchasing, billing, and contract administration functions to the most experienced staff. Where applicable, the Company utilized available automated and manual controls to further enhance existing controls. Some responsibilities assigned to a single desk were redistributed to multiple employees to enhance control. The Company believes that the control initiatives that began in the second quarter 2004 were effective in addressing the concerns raised by the predecessor accountants.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        The information required by Item 9 regarding directors of the Company is incorporated herein by reference to the sections entitled “Election of Directors”, “Board Committees and Meetings”, and “Code of Ethics” included in the definitive proxy statement for the Company’s 2005 Annual Meeting of Stockholders (the “2005 Annual Meeting Proxy Statement”). Information regarding executive officers is included in Part I under the heading “Executive Officers.”

        The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, controller, other officers and managers. The Company’s will provide a copy of the Company’s Code of Ethics free of charge to the requesting party.

Item 10. Executive Compensation

        The information required by Item 10 is incorporated herein by reference to the section entitled “Executive Compensation and Other Matters” and “Proposal 1: Election of Directors — Directors Compensation” included in the 2005 Annual Meeting Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 11 is incorporated herein by reference to the section entitled “Security Ownership” included in the 2005 Annual Meeting Proxy Statement.

Item 12. Certain Relationships and Related Transactions

                 The information required by Item 12 is incorporated herein by reference to the section entitled “Certain Relationships and Other Transactions” included in the 2005 Annual Meeting Proxy Statement.

Item 13. Exhibits

(a)(1) and (2): Financial Statements

        Reference is made to the Index to Financial Statements preceding the consolidated financial statements included in response to Part II, Item 7 of this annual report for a list of all financial statements filed.

(a)(3): Exhibits

        Set forth below is a list of all exhibits filed herewith or incorporated by reference as part of this Annual Report on Form 10-KSB.

Exhibit No. Description

Exhibit No	Description

3.1	Amended and Restated Bylaws of Teknowledge Corporation (4)

3.2	Amended and Restated Bylaws of Teknowledge Corporation (4)

3.3	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock(2)

4.1	Rights Agreement dated January 29, 1996 between the Company and Registrar and Transfer Company as Rights Agent (2)

4.2	Warrant Agreement between Teknowledge and Bridge Bank, N.A., dated March 28, 2003 (7)

4.3	Warrant Agreement between Teknowledge and Bridge Bank, N.A., dated March 28, 2004 (8)

4.4	Warrant Agreement between Teknowledge and Bridge Bank, N.A., dated September 1, 2004 (9)

10.1	Stock Option Agreement between the Company and Neil Jacobstein, dated November 29, 1993 (5)*

10.2	Stock Option Agreement between the Company and Neil Jacobstein, dated April 1, 1994 (5)*

10.3	Change of Control Agreement, dated November 21, 1994, between Teknowledge Corporation and Frederick Hayes-Roth and
Neil Jacobstein (1)*

10.4	Stock Option Agreement between the Company and Neil Jacobstein, dated March 30, 1995 (5)*

10.5	Teknowledge Corporation 1998 Stock Option Plan (3)*

10.6	Contract Agreement with GlobalStake.com, dated November 22, 1999 (6)

10.7	Credit facility agreement with Bridge Bank, N.A., dated February 28, 2003 (7)

10.8	Modification and extension of credit facility agreement with Bridge Bank, N.A., dated March 28, 2004 (8)

10.9	Contract Termination letter between Teknowledge Corporation and BAE Systems, dated February 10, 2005 (9)

23.1	Consent of Burr, Pilger & Mayer LLP, independent registered public accounting firm

23.2	Consent of Grant Thornton LLP, independent registered public accounting firm

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2004

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2004

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2004

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2004

References

*	Indicates management contract or compensatory plan, contract or arrangement

(1)	Filed as an Exhibit to the Company’s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1994.

(2)	Filed as an Exhibit to the Company’s Current Report on Form 8-K dated February 12, 1996, related to the adoption of a 12(g) Shareholder Rights Agreement dated January 29, 1996.

(3)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 1998.

(4)	Filed as an Exhibit to the Company’s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1998.

(5)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended June 30, 1999.

(6)	Filed as an Exhibit to the Company’s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1999.

(7)	Filed as an Exhibit to the Company’s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2002.

(8)	Filed as an Exhibit to the Company’s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2003.

(9)	Filed as an Exhibit to the Company’s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2004.

(b)     Exhibits

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

Item 14. Principal Accountant Fees and Services

        The information required by Item 14 is incorporated herein by reference to the section entitled “Ratification of Selection of Independent Registered Public Accountants” included in the 2005Annual Meeting Proxy Statement.

SIGNATURES

        In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teknowledge Corporation

Date: April 15, 2005	By: /s/ Neil A. Jacobstein
Neil A. Jacobstein
Chairman of the
Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Neil A. Jacobstein	Chairman of the Board of Directors	April 15, 2005
Neil A. Jacobstein	and Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis A. Bugbee	Vice President Finance,	April 15, 2005
Dennis A. Bugbee	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Benedict O'Mahoney	Director, Vice President,	April 15, 2005
Benedict O'Mahoney	Administration and Legal Affairs

/s/ Lawrence Druffel	Director	April 15, 2005
Lawrence Druffel

/s/ Ivan Lustig	Director	April 15, 2005
Ivan Lustig

/s/ General Robert T. Marsh	Director	April 15, 2005
General Robert T. Marsh (Ret.)

ANNUAL REPORT ON FORM 10-KSB

ITEM 7, ITEM 13(a)(1) and (2), and (c)

LIST OF FINANCIAL STATEMENTS

CERTAIN EXHIBITS

CONSOLIDATED FINANCIAL STATEMENTS AS OF DECEMBER 31, 2004

AND FOR EACH OF THE TWO YEARS ENDED DECEMBER 31, 2004

TEKNOWLEDGE CORPORATION

PALO ALTO, CALIFORNIA

TEKNOWLEDGE CORPORATION

FORM 10-KSB — ITEM 13(a)(1) and (2)

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of Teknowledge Corporation are included in Item 7:

Page

Reports of Independent Registered Public Accounting Firms	34

Consolidated Balance Sheet - December 31, 2004	36

Consolidated Statements of Operations and Comprehensive Income (loss)-	37
Years ended December 31, 2004 and 2003

Consolidated Statement of Stockholders' Equity (Deficiency) - Years ended December 31, 2004 and 2003	38

Consolidated Statements of Cash Flows - Years ended December 31, 2004 and 2003	39

Notes to Consolidated Financial Statements	40 - 51

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Teknowledge Corporation:

We have audited the accompanying consolidated balance sheet of Teknowledge Corporation and subsidiary (the “Company”) as of December 31, 2004, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficiency) and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respect, the consolidated financial position of Teknowledge Corporation and Subsidiary at December 31, 2004 and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Burr, Pilger & Mayer LLP

Palo Alto, California
March 17, 2005

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Teknowledge Corporation:

We have audited the accompanying consolidated balance sheet (which is no longer presented) of Teknowledge Corporation (a Delaware Corporation) and subsidiary as of December 31, 2003, and the related consolidated statements of operations and comprehensive income, stockholders’ equity and cash flows for the year ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

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

/s/Grant Thornton LLP

San Jose, California
March 16, 2004

TEKNOWLEDGE CORPORATION
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2004

ASSETS

Current assets:
Cash and cash equivalents	$161,171
Receivables:
Billed, net of allowance of $33,000	766,388
Unbilled and other receivables	1,095,026

Total receivables	1,861,414
Prepaid and other current assets	112,297

Total current assets	2,134,882

Capitalized software development costs, net of accumulated amortization of $7,564,692	1,750,620
Fixed assets, at cost
Computer and other equipment	3,628,055
Furniture and fixtures	130,218
Leasehold improvements	849,960

4,608,233

Less: Accumulated depreciation and amortization	(4,531,964)

76,269

Total assets	$3,961,771

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current liabilities:
Accounts payable	$1,665,209
Line of credit	864,841
Payroll and related liabilities	420,222
Government rate reserve	2,335,476
Other accrued liabilities	357,295

Total current liabilities	5,643,043

Commitments and contingencies (Note 4 and 10)	-

Stockholders' deficiency
Preferred stock, $.01 par value, authorized 2,500,000 shares, none issued
Series A Convertible Preferred Stock, none issued	-
Common stock, $.01 par value, authorized 25,000,000 shares,
5,735,754 shares issued and outstanding	57,358
Additional paid-in capital	1,904,847
Accumulated deficit since January 1, 1993
(following quasi-reorganization)	(3,643,477)

Total stockholders' deficiency	(1,681,272)

Total liabilities and stockholders' deficiency	$3,961,771

        The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2004	2003

Revenues:
Software	$7,221,149	$11,407,674
Patent Licenses	1,000,000	-

Total Revenues	8,221,149	11,407,674

Cost of revenues:
Software	8,508,179	8,397,796
Patent Licenses	767,783	-
Write down of capitalized software costs	1,753,000	-

Total Cost of Revenues	11,028,962	8,397,796

Gross profit (loss)	(2,807,813)	3,009,878

Operating expenses:
General and administrative	1,737,374	2,263,785
Sales and marketing	323,524	433,940
Research and development	184,689	206,757

Total operating expenses	2,245,587	2,904,482

Income (loss) from operations	(5,053,400)	105,396

Interest and other income (expense), net	(75,906)	9,082

Income (loss) before provision for income taxes	(5,129,306)	114,478

Provision for income taxes	(768,000)	-

Net income (loss) and comprehensive income (loss)	$(5,897,306)	$114,478

Earnings (loss) per share:
Basic	$(1.03)	$0.02

Diluted	$(1.03)	$0.02

Shares used in computing earnings (loss) per share:

Basic	5,735,748	5,719,590

Diluted	5,735,748	5,858,558

        The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common	Stock	Additional	Retained
				Earnings
	Shares	Par	Paid-in	(Accumulate	d	Earnings
	Issued	Value	Capital	Deficit)		Total

Balance, January 1, 2003	$5,715,751	$57,158	$1,825,605	$2,139,351		$4,022,114

Exercise of stock options	19,503	195	35,505	-		35,700

Net income				114,478		114,478

Balance, December 31, 2003	5,735,254	57,353	1,861,110	2,253,829		4,172,292

Exercise of stock options	500	5	1,075	-		1,080

Issuance of warrants			42,662			42,662

Net loss				(5,897,306)		(5,897,306)

Balance, December 31, 2004	$5,735,754	$57,358	$1,904,847	$(3,643,477)		$(1,681,272)

        The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2004	2003

Cash flows from operating activities:
Net (loss) income	$(5,897,306)	$114,478
Adjustments to reconcile net (loss) income to net cash
provided by operating activities:
Depreciation and amortization	2,288,649	2,363,785
Deferred tax assets	768,000	-
Issuance of warrants	25,397	-
Write down of capitalized software costs	1,753,000	-
Provision (benefit) for doubtful accounts receivable	(5,734)	(18,079)
Changes in assets and liabilities:
Receivables	207,679	12,721
Prepaids and other current assets	45,425	18,607
Accounts payable	558,328	199,464
Accrued liabilities	1,053,056	(790,426)

Net cash provided by operating activities	796,494	1,900,550

Cash flow from investing activities
Capitalization of software development costs	(1,560,092)	(1,605,250)
Purchase of fixed assets	(26,731)	(42,539)

Net cash used in investing activities	(1,586,823)	(1,647,789)

Cash flow from financing activities
Proceeds from the issuance of common stock	1,080	35,700
Net repayments against line of credit	(94,982)	(356,874)

Net cash used in financing activities	(93,902)	(321,174)

Net decrease in cash and cash equivalents	(884,231)	(68,413)
Cash and cash equivalents at the beginning of period	1,045,402	1,113,815

Cash and cash equivalents at the end of period	$161,171	$1,045,402

Supplemental disclosure of cash flow information:
Cash paid for interest	$83,372	$57,771

        The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2004

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

        The Company sells software products and service solutions and is increasingly focused on the financial services industry. It also provides contract research and development services, primarily to the U.S. Government. Teknowledge designs intelligent transactions that deliver flexible, secure, and knowledge-based interactions with customers. These transactions enable organizations to codify their knowledge, use it to interpret data, and provide value-added services to end-users.

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

        The Company has incurred substantial losses during the year ended December 31, 2004, and has an accumulated deficit of $3,643,477 as of December 31, 2004. The Company reported a net loss of $5,897,306 for the year. The Company’s revenues declined to $8,221,000 in 2004 from $11,408,000 in 2003. Cash and cash equivalents at December 31, 2004 was $161,000, a decline of $884,000 from 2003. As of December 31, 2004, under the Company’s credit facility with Bridge Bank, it had an outstanding balance of $865,000. The Company was in noncompliance with the net income covenant with the bank at December 31, 2004 and was granted a waiver. There is no assurance that the credit facilities provided by the bank will continue to be available to the Company in the future. The Company currently believes that its continued negative cash flows from operations coupled with the on-going quarterly obligations would require that it obtain immediate additional financing if the bank financing facilities were to become unavailable. The Company is seeking a cash infusion from equity financing, and it is pursuing intellectual property settlements with several parties. It is also considering the sale of a key technology asset, patent, merger, license, or component of Financial Solutions software that would permit the Company to operate, but there can be no guarantee that either event will occur in time or at all, or will be in an amount sufficient to sustain continuing operations. The Company believes that working capital at December 31, 2004 will be insufficient to meet the business objectives as currently structured and without a cash infusion from any of the named sources Teknowledge’s cash reserves could be exhausted in three months after the filing of this 10-KSB. As a result of the foregoing factors, individually or in the aggregate, the Company has an immediate need for additional financing.

        If the Company is not able to obtain financing, it would most likely have insufficient cash to pay its obligations, and be unable to meet its ongoing operating obligations as they come due in the ordinary course of business. As a result, it may be required to seek protection under applicable bankruptcy laws. These factors among others raise substantual doubt about the Company's ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

         Cash and Cash Equivalents

        The Company considers all highly liquid debt securities, with original maturity dates of less than 90 days, cash equivalents. As of December 31, 2004, the Company’s funds were invested almost entirely in one bank.

          Receivables

         Receivables as of December 31, 2004 consist of the following:

Commercial customers:
Billed receivables	$642,362
Unbilled receivables	64,294

706,656
U.S. Government:
Billed receivables	157,292
Unbilled receivables	954,161

1,111,453

Gross receivables	1,818,109
401k refund receivable	75,000
Other	1,571
Allowance for doubtful accounts	(33,266)

Total receivables, net	$1,861,414

        Approximately $153,000 of unbilled government retained fees are not expected to be billed in 2005.

         Concentration of Credit and Customer Risk

        In 2004 and 2003, approximately 50% and 64% of the Company’s total revenues, respectively, were recorded in connection with U.S. Government contracts, principally of the cost-plus-fixed-fee type. In 2004, 37% of total revenues were from two government departments with the Department of the Air Force. In 2003, 50% of total revenues were from two government departments: 40% from the Department of the Air Force and 10% from the Department of the Navy. In 2004, 38% of total revenue was attributed to the Financial Systems segment and 12% to IP licenses. During 2004 no financial institution accounted for more than 10% of total revenues. In 2004, Santa Barbara Banking and Trust accounted for 11% of Financial Solutions revenue and one reseller accounted for 12% of Financial Solutions revenue. At December 31, 2004, 24% of Financial Solutions accounts receivable were attributable to Metavante Corp. At December 31, 2004 approximately 59% of the unbilled government receivables were from the Department of the Air Force pending the release of government funds. Subsequent to the year-end close, the government released the funding and the invoices were billed.

        The majority of the Company’s accounts receivable are from financial services companies and the Federal Government. Credit is extended based on evaluation of a customers’ financial condition, and collateral is not generally required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company has not experienced a credit loss from a government customer nor does it anticipate such losses, and has not provided an allowance for doubtful accounts against government receivables.

         Capitalized Software Development Costs

        Teknowledge capitalizes software development costs once technological feasibility is reached and continuing until general availability of the product. During 2004 and 2003, software development costs of $1,560,000 and $1,605,000 were capitalized respectively. Amortization costs were $2,213,000 in 2004, excluding $1,753,000 of write downs, and $2,209,000 in 2003. Amortization is included in cost of revenues in the accompanying consolidated statement of operations. The Company’s policy is to amortize capitalized software development costs by the greater of (a) the ratio of current gross revenues for a product to anticipated gross revenues for that product, or (b) the straight-line method over the estimated economic life of the product, which is estimated at three years.

         Fixed Assets

        Furniture and equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Maintenance and repairs are charged to expense as incurred. Leasehold improvements are amortized over the shorter of the useful life or the remaining lease term. Depreciation costs were $76,000 in 2004 and $154,000 in 2003.

        Government Indirect Rate Reserve

        The Company’s revenues, costs, and earnings on government contracts are determined based on direct cost and estimated overhead “indirect” rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs typically vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made on a cumulative basis whereas the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal Government. As a result of these audits, the Company may be exposed to annual cost adjustments that are applied on a retroactive basis to the government contracts completed in prior years. These adjustments can have a negative or positive effect on the results of operations and cash reserves in the period in which the adjustment is realized. The Company provides reserves for anticipated disallowed direct and indirect costs reimbursements.

         Revenue Recognition

        The Company derives revenue from research and development contracts (Contract R&D) with the U.S. Government and from sales of software products and services for Financial Solutions, patent and technology licensing, and commercial business applications of government Security Systems to commercial customers.

         (a)  Contract Revenue

        The Company principally uses the percentage-of-completion method of accounting for contract revenues for both government and commercial projects. The percentage-of-completion method is based on total costs incurred to date compared with estimated total costs upon completion of contracts. The Company charges all losses on contracts to operations in the period when the loss is known. For contracts that do not meet the criteria for the percentage-of-completion method, the Company recognizes contract revenue on a completed contract basis. 15% of the fee for government contracts, which is approximately one percent of the total contract award, is retained and may be billed after the final indirect rates are submitted to the government. The final indirect rates are not submitted to the government until they have been reviewed and approved by the Defense Contract Audit Agency (“DCAA”). Revenue on the retained fee is recognized as earned but not billed until the final indirect rates have been approved by the DCAA. As of December 31, 2004, the Company calculated that it had approximately $296,000 of unbilled retained fees on its completed contracts that will be collected in future periods. The Company has not received final overhead rate approval from government agencies for costs incurred during the fiscal years 2001 through 2004. Accordingly, the Company has recorded a rate adjustment reserve of $2,335,000 related to potential audit agency adjustments to the Company’s indirect overhead rates.

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

        Under SOP 97-2, the Company records revenue from licensing of software products to end-users when both parties sign a license agreement, the fee is fixed or determinable, collection is reasonably assured and delivery of the product has occurred. When the agreements include PCS, these amounts are recognized ratably over the period of the contracts, which is generally twelve months.

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

        If the Company enters into a licensing agreement with a party as a result of a patent and IP settlement, revenue is recognized at the time the agreement is signed. Revenue will not be recognized for settlements that do not result in a licensing agreement. License revenues are established from a standard pricing structure that determines the price of the license in relation to the settlement amount. If the amount of the settlement is greater than the standard license price, then the amount of the settlement that exceeds the standard price will be included in other income.

         Earnings Per Share

        Basic earnings (loss) per share is calculated by dividing net income by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares of outstanding common stock and potential common stock outstanding during the period. Potential common stock consists of shares issuable upon the exercise of outstanding common stock options or warrants. All potential common stock is excluded from the calculation if the effect is anti-dilutive.

        A summary of the earnings (loss) per share calculation for the years ended December 31, 2004 and 2003 is as follows (in thousands, except per share amounts):

	2004	2003
Basic earnings (loss) per share:
Net income (loss)	$(5,897)	$114
Weighted average common shares	5,736	5,720
Basic earnings (loss) per share	$(1.03)	$0.02

Diluted earnings (loss) per share:
Net income (loss)	$(5,897)	$114
Weighted average common shares	5,736	5,720
Options		139
Diluted weighted average common shares	5,736	5,859
Diluted earnings (loss) per share	$(1.03)	$0.02

        In 2004, 1,000,095 options and warrants to purchase 45,000 shares of Common Stock were excluded from the computation of diluted loss per share because the options’ exercise price was greater than the average market price of the common shares. In 2003, 688,986 options were excluded from the computation of diluted earnings per share because the options’ exercise price was greater than the average market price of the common shares.

        Accounting for Stock-Based Compensation

        The Company accounts for stock based compensation arrangements in accordance with Accounting Principles Board (“APB”) Opinion No. 25. The Company has adopted the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by SFAS 148. The Company continues to apply APB Opinion No. 25 and related interpretations in accounting for the options granted to employees and directors. The Company’s option grants provide that option exercise prices will not be less than fair market value per share on the date the option is granted.

        Had compensation cost been determined under the fair value recognition provisions of SFAS Statement No. 123, as amended by SFAS 148, the Company’s net income (loss) and earnings (loss) per share would have been the following pro forma amounts.

	Year Ended December 31,
	2004	2003

Net income (loss), as reported	$(5,897,306)	$114,478
Add: Stock-based employee compensation
expense included in reported net income,
net of related tax effects	-	-
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for awards granted,
modified or settled, net of related tax effects	(250,928)	(475,952)

Pro forma net loss	$(6,148,234)	$(361,474)

Earnings (loss) per share:
Basic - as reported	$(1.03)	$0.02
Basic - pro forma	$(1.07)	$(0.06)

Diluted - as reported	$(1.03)	$0.02
Diluted - pro forma	$(1.07)	$(0.06)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2004 and 2003, respectively, risk-free interest rates of 3.8% and 3.7%; expected lives of 5 years for 2004 and 5 years for 2003; expected volatility of 90% and 75%, respectively; and expected dividend yield of 0% for both periods.

        Financial Instruments

        Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables. The amounts reported for cash, receivables, accounts payable, line of credit and accrued liabilities approximate the fair value due to their short maturities.

        Recently Issued Accounting Pronouncements

           In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus on Issue No. 03-1, The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments (“EITF 03-1”), but subsequently delayed the recognition and measurement provisions. For reporting periods beginning after June 15, 2004, only the disclosure requirements for available-for-sale securities and cost method investments are required. Our adoption of the disclosure requirements did not have a significant effect on our financial statements.

        In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS 123(R). FAS 123(R) requires companies to (1) use fair value to measure stock-based compensation awards and (2) cease using the intrinsic value method of accounting as described in APB Opinion no. 25 “Accounting for Stock Issued to Employees.” Compensation cost based on the fair value of the award will be recognized over the period during which an employee is required to provide service in exchange for the award (usually the vesting period). We expect to adopt the Modified Prospective Application transition method beginning December 15, 2005. We are currently evaluating our valuation methodology and forfeiture rates, as well as various compensation strategies and have not determined the effect on future period financial statements. We do not believe that the adoption of SFAS 123(R) will have a significant impact on other matters or business practices, but will have a significant impact on our financial statements.

        In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, (“SFAS 153”) an amendment of Accounting Principles Board Opinion No. 29. SFAS 153 replaces the exception from fair value measurement for similar productive assets with that for exchanges of nonmonetary assets that do not have commercial substance. The statement is effective for the fiscal period beginning July 4, 2005 and we do not believe that the adoption of SFAS 153 will have a significant effect on our financial statements.

3.       Other Accrued Liabilities

        Other accrued liabilities as of December 31, 2004 consist of the following:

Deferred revenue	$294,183
Other	63,112

$357,295

4.      Lease Commitments

        The Company leases facilities and equipment under operating leases. As of December 31, 2004, the Company had facility leases with durations of more than one year in the following locations:

Location	Expires

Palo Alto, California	October 31, 2007
Chantilly, Virginia	June 30, 2007
Marina Del Rey, California	May 5, 2008

        The remaining obligations under these leases are as follows:

Year Ending
December 31,

2005	$ 509,869
2006	469,796
2007	376,520
2008	-

$1,356,185

        Rent expense for the years ended December 31, 2004 and 2003 totaled approximately $589,000 and $478,000, respectively.

5.      Line of Credit

        Effective March 28, 2004, the Company renewed its line of credit. The new agreement extends the term of the line from one year to two years ending March 28, 2006 and increases the credit limit from $3,000,000 to $4,000,000. The line operates as a revolving line of credit and the intent is to repay borrowings as funds are available. Under the arrangement the Company may borrow a maximum of the lesser of $3,000,000 or 80 percent of eligible receivables at an initial rate of 1.0 percent over the Wall Street Journal prime interest rate (currently 4.00%) with a floor of 4.25%. The line includes select financial covenants tied principally to net income projections in the next two years. The financing provided by the Bank is collateralized the assets of the Company. In conjunction with the credit line, the Company requested and received a $1,000,000 term loan sub-facility. The term loan is for a two-year term at an initial interest rate of 3.0 percent over the Wall Street Journal prime rate with a floor of 4.25%. The Company borrowed $1,000,000 against the term loan facility in the first quarter of 2004 and paid it back in subsequent quarters.

        Effective September 1, 2004, the financial agreement between Teknowledge and the bank was modified to include the following changes: 1) the interest rate on the receivables facility was increased from 2 to 3 percent over the Wall Street Journal Prime (“WSJP”), 2) the cash support level in the bank required to maintain the term loan was raised from 75 to 100 percent, and 3) to supplement its existing cash reserves, the Company was obligated to secure a cash infusion of at least $1,000,000 by December 31, 2004. Subsequent to the effective date of the new agreement, Teknowledge concluded two IP licensing activities totaling $1,000,000. In addition to periodic reporting requirement, Teknowledge provided to the bank a near term quarterly income forecast that it is required to achieve with no greater than 20% variance to the plan.

        At December 31, 2004, the Company was in compliance with the account receivable support requirement. Because of significant adjustments and write downs at year end, the Company was not in compliance with its net income/loss covenants with the Bank. Subsequent to year-end 2004, Teknowledge requested a covenant waiver, which was granted by the Bank on March 28, 2005. Due to the Company’s risk profile, the Bank increased the interest rate on the line of credit from 3 to 6 percent over WSJP. At April 1, 2005, the outstanding balance from the line of credit was $957,000 compared to $865,000 at December 31, 2004. At least two large government contracts were waiting for funding at December 31, 2004; they were subsequently funded in February. Because of the delay, the Company borrowed $431,000 against the open receivables pending the receipt of the funding. The customer released the funding in February and subsequently paid the invoices.

        In connection with the credit facilities dated March 28, 2003 and 2004 and the amended facilities of September 1, 2004 and March 28, 2005, the Company granted warrants totaling 56,750 shares in increments of 15,000 shares each, except for the March 28, 2005 amount of 11,750 shares, of Common Stock at exercise prices of $3.00, $7.00, $2.50, and $1,50 per share, respectively. The warrants were valued at $42,662 using the Black Scholes method and are being amortized to interest expense over the terms of the credit facility. The warrants are exercisable in whole or in part one year after the first anniversary of the grant date and until the end of the five-year term.

6.      Income Taxes

        The Company accounts for income taxes using an asset and liability approach for computing deferred income taxes based on enacted tax laws and rates applicable to the period in which the differences between the tax basis and financial reporting basis of assets and liabilities reverse.

        The provision for income taxes differs from the statutory U.S. Federal income tax rate due to the following:

	2004		2003

Provision (benefit) at U.S. statutory rate	(34	.0)%	34.0
State income tax (benefit), net of federal tax effect			5.2
Change in valuation allowance	50.1		(40.9)
Net operating losses not allowed at the state level	-		-
Benefit of tax credit carryforwards	-		-
Other	(1.1)		1.7

Effective tax rate	15.0%		0.0%

The components of the deferred income tax asset as of December 31, 2004 are as follows:

Net operating loss carryforwards	$11,959,829
Tax credit carryforwards	974,252
Cumulative temporary differences	989,387

13,923,468
Valuation allowance	(13,923,468)

Net deferred tax asset	$-

        Management believes that sufficient uncertainty exists with regard to the realizability of these tax assets that a full valuation allowance is necessary. These factors include the lack of a significant history of consistent profits and a lack of carryback capacity to realize these assets. Based on the absence of objective evidence, management is unable to assert that it is more likely than not that the Company will generate sufficient taxable income to realize the Company’s net deferred tax assets.  At December 31, 2003, the valuation allowance was $14,331,815, and management believed that a deferred tax asset of $768,000 was more likely than not to be realized. Given the Company’s substantial operational losses of $1,876,000, net of the government reserve adjustment and the write down of capitalized software development at December 31, 2004, the Company was unable to generate the approximately $2,000,000 of taxable earnings necessary to support the carrying value of the deferred tax asset. As a consequence, the $768,000 deferred tax asset was written off in the fourth quarter of 2004.

                 At December 31, 2004, the Company had Federal net operating loss carryforwards of approximately $34.9 million available to offset future Federal taxable income. These loss carryforwards expire at various dates through the year 2024 as follows:

2005	$11,000,000
2006	7,000,000
2007	9,000,000
2008	4,000,000
Remainder	4,000,000

$35,000,000

                 In 2004, $9 million of net operating losses expired. The availability and timing of the amount of prior losses to be used to offset taxable income in future years may be limited due to various tax law provisions, including any change in ownership interest of the Company resulting from significant stock transactions.

7.       401(k) Plan

        The Company has a 401(k) plan and participants in the plan may make a contribution as a percentage of their gross wages subject to the applicable government limits. In 2004, the Company matched 5% of contributions on eligible wages. The Company matching contribution vests at 20% per year over a five-year period. The Company contributed approximately $154,000 and $198,000 to the plan during 2004 and 2003, respectively.

8.       Stockholders’ Equity (Deficiency)

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

           Stock-Based Compensation Plans

        The Company has two stock option plans accounted for under the recognition and measurement principles of APB Opinion No. 25. The stock option plan for employees is called the Teknowledge Corporation 1998 Stock Option Plan (the “1998 Plan”) and the stock option plan for Directors called the 2002 Teknowledge Plan for Non-Employee Directors (the “Directors’ Plan”).

        The aggregate number of shares issued under the 1998 Plan may not exceed 2,345,101 shares of Common Stock and 608,537 shares were available for future grant as of December 31, 2004. The Board of Directors has granted options to employees that are either incentive stock options (“ISO”) or non-statutory stock options (“NSO”). For ISO, the exercise price of the common stock options may not be less than the fair market value on the date of grant. For NSO, the exercise price of the common stock may not be less than 85% of the fair market value of the common stock on the date of grant. Options that have been granted normally vest in quarterly increments starting the second year of a four-year term and expire ten years after the grant date.

        The aggregate number of shares issued under the Directors’ Plan may not exceed 140,000 shares of Common Stock and 8,787 shares were available for future grant as of December 31, 2004. Under this plan, non-employee directors are entitled to receive annual option grants to purchase 3,000 shares of Common Stock on their initial election to the Board and thereafter on the anniversary date of their election to the Board. The Company, under the Directors’ Plan may grant options to purchase Common Stock in lieu of cash payments for directors’ fees. Options, which are granted at fair market value, are exercisable one year after the grant date and expire ten years from the grant date.

        As of December 31, 2004, the following number of shares of Common Stock have been reserved for future issuance under both Plans:

Teknowledge Corporation 1998 Stock Option Plan	1,477,419
2002 Stock Option Plan for Non-Employee Directors	140,000

1,617,419

        A summary of the status of the Company’s stock option plans as of December 31, 2004 and 2003 is presented below:

	2004		2003
		Weighted		Weighted
		Average		Average
	Options	Ex Price	Options	Ex Price

Outstanding at beginning of year	1,161,850	$3.37	1,249,094	$3.26
Granted	31,463	2.54	98,038	3.03
Exercised	(500)	2.16	(19,503)	1.83
Forfeited	(192,718)	2.47	(165,779)	2.49

Outstanding at end of year	1,000,095	$3.52	1,161,850	$3.37

Exercisable at end of year	940,001	$3.55	982,374	$3.39
Weighted average fair value
per option granted	$1.79		$2.16

        The following table summarizes information about stock options outstanding at December 31, 2004:

		Options Outstanding		Options Exercisable
		Wtd Avg
Range of		Contractual	Wtd Avg		WtdAvg
Ex Prices		Life	Ex Price		Ex Price
($'s)	Options	(Years)	($'s)	Options	($'s)

0.05 - 1.00	9,523	7.2	0.87	9,523	0.87
1.01 - 2.00	71,703	7.0	1.46	59,702	1.46
2.01 - 3.00	327,963	5.7	2.15	313,555	2.14
3.01 - 4.00	184,906	5.9	3.76	152,534	3.74
4.01 - 5.00	386,500	5.3	4.75	385,750	4.75
5.01 - 11.25	19,500	4.6	8.61	18,937	8.70

0.05 - 11.25	1,000,095	5.7	3.52	940,001	3.55

9.      Interest and Other Income, net

        The composition of other income and expense is as follows:

	2004	2003

Interest income	$3,539	$2,167
Interest expense	(83,374)	(57,771)
Other	3,929	64,686

	$(75,906)	$9,082

10.       Contingencies

              Legal Proceedings

        Teknowledge has an active patent licensing program, which includes the necessity of legal enforcement of its patent rights in the marketplace. On August 19, 2002, Teknowledge entered into a Contingency Fee Agreement and Power of Attorney in Damage Suit (the “Fee Agreement”) with Goldstein & Faucett, L.L.P. (the “Attorneys”) for the enforcement of its intellectual property rights, specifically U.S. Patent No. 6,029,175 entitled “Automatic Retrieval of Changed Files by a Network Software Agent” (“the ‘175 patent”). Under the terms of the Fee Agreement, the Attorneys agreed to pursue damages, compensation, and relief to which Teknowledge may be entitled related to any infringement of the ‘175 patent, and Teknowledge will pay the Attorneys’ fees and direct expenses out of any money collected from such efforts.

        Pursuant to the Fee Agreement, the Attorneys filed a Complaint in the United States District Court for the District of Delaware on August 29, 2002 and named Akamai Technologies, Inc., Inktomi Corporation, and Cable & Wireless Internet Services, Inc. as defendants. On November 22, 2002, the case was transferred to the United States District Court for the District of Northern California. The Complaint stated a claim for patent infringement of the ‘175 patent and sought reasonable royalties. The claims asserted in this complaint concern the network cache technology features of the ‘175 patent, which can be utilized to reduce latency and communication costs for members of a group with interests in similar objects on a network.

        The Attorneys subsequently filed a Complaint on July 16, 2003 in the United States District Court for the District of Northern California and named Yahoo! Inc., Microsoft Corporation and AOL Timer Warner, Inc. as defendants. The Complaint stated a claim for patent infringement of the ‘175 patent and sought reasonable royalties. The claims asserted in this complaint concern the alert and notification features of the ‘175 patent, which can be utilized to deliver alerts to users concerning changes to data items of interest on a web page or availability of software updates.

        On December 12, 2003, the District Court for the Northern District of California ruled that the two cases be consolidated into a single action. Microsoft filed a counterclaim on February 3, 2004, claiming that Teknowledge infringed on two of its patents, one for electronic bill payments, and the other for information aggregation. Teknowledge considers these counterclaims to be without merit. The claim construction hearing was held on December 8, 2004, but the judge has not yet ruled. Teknowledge has settled with all but one of the defendants, as has been disclosed in the previous SEC Form 8-K filed October 4, 2004, SEC form 8-K/A filed October 12, 2004, SEC form 8-K filed November 3, 2004, and SEC form 8-K filed February 22, 2005.

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

11.       Related Party Transactions

              In November 1999, Teknowledge agreed to provide patent licenses, technology, and $1,200,000 in seed money for a web-based company, GlobalStake.com, which was spun off from Teknowledge. The Company’s investment in GlobalStake.com’s Series A preferred stock represents a 19.9% ownership interest. The Board and management considered GlobalStake.com’s 2002 performance and determined that its investment was impaired. Teknowledge recorded a non-cash charge of $1,206,000 to reduce the carrying value of this investment to its estimated fair value of zero. GlobalStake is still operational, but has few assets or employees and generates relatively little revenue.

12.       Segment Reporting

        The Company operates three reporting segments, Financial Solutions (formerly Financial Systems), Government R&D Contracts, and Patents and Technology Licensing (PTL). In 2004, Patents and Technology Licensing has become significant enough to merit its own separate reporting segment. The government sponsored Contract R&D segment includes R&D work in the following technical areas: computer software security, web-based training systems, distributed systems and knowledge systems. Technical personnel in the Contract R&D segment are sponsored primarily by the government, and are organized into groups that support specific technical contracts and projects. The chief decision maker, the Company’s CEO, views the operating segments as a matrix of technical personnel, management, engineering services, technology, and other resources. The Company does not account for or report to the CEO its assets or capital expenditures by operating segment. Operating costs and expenses are managed by segment. Decisions about resource allocation are based primarily on contract requirements and utilization rates of the employees. Performance assessment for managers in any operating segment is based primarily on technical performance and overall profitability of the Company.

        Financial information about segments (in thousands):

	Financial Solutions	Government R&D Contracts	Patent & Technology licensing		Total
Year ended December 31, 2004:

Revenues before adjustments	$3,120	$4,101	$1,000	(1)	$8,221

Cost of revenues before adjustments	3,691	3,317	768		7,776
			-
Government rate reserve	-	1,500	-		1,500
Capital Develop Software	1,753	-	-		1,753

Adjusted Cost of Revs	5,444	4,817	768		11,029

Gross Profit (Loss)	$(2,324)	$(716)	$232		$(2,808)

(1)	The Patent and Technology revenues are the result of two patent and technology licensing agreements in 2004 arising from legal settlements

Year ended December 31, 2003:

Revenues before adjustments	$4,092	$7,142	-	$11,234
Government rate reserve	-	174	-	174

Net revenue	4,092	7,316	-	11,408

Cost of revenues before adjustments	3,880	4,566	67	8,513
Reduce bonus expense		(115)		(115)

Adjusted Cost of Revs	3,880	4,451	67	8,398

Gross Profit (Loss)	$212	$2,865	$(67)	$3,010

        Revenue for customers in the United States of America represented approximately 95% and 89% in 2004 and 2003, respectively. Substantially all of the Company’s long-lived assets are in the United States.

13.       Unaudited Quarterly Financial Data

	Quarterly Results Summary (In thousands, except per share date)
	First	Second	Third	Fourth		Total
Year ended December 31, 2004:

Revenues	$2,159	$2,099	$1,816	$2,147		$8,221
Gross profit (loss)	251	210	136	(3,405	)(1)	(2,808)
Net income (loss)	(514)	(444)	(405)	(4,534	)(2)	(5,897)
Diluted net income (loss) per share	(0.09)	(0.08)	(0.07)	(0.79)		(1.03)

Year ended December 31, 2003:

Revenues	$3,069	$2,672	$3,041	$2,626	(3)	$11,408
Gross profit	892	861	960	297		3,010
Net income (loss)	187	97	204	(374	)(4)	114
Diluted net income per share	0.03	0.02	0.04	(0.07)		0.02

(1)Q4 2004 includes $1,753,000 due to the write down of capital software development assets, and a $1,500,000 increase in the government rate reserve
(2)Q4 2004 includes $768,000 write off of deferred tax asset
(3)Q4 2003 includes a favorable adjustment to the government rate reserve estimate of $174,000
(4)Q4 2003 includes a $115,000 reversal of previously accrued bonuses due to a change in an offsite employee compensation plan