Form 10KSB/A
period 2004-12-31
TEKNOWLEDGE CORP
filed 2005-04-29
CIK 716214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 1

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [  ]

State issuer's revenues for its most recent fiscal year: $8,221,149

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

On April 25, 2005, there were 5,735,754 shares of Common Stock, $.01 par value per share, of the registrant outstanding.

Introductory Note.
This Amendment No. 1 on Form 10-KSB/A amends and restates the Form 10-KSB filed by Teknowledge Corporation with the Securities and Exchange Commission on April 15, 2005, to update Part III. In addition, in connection with the filing of this Amendment No. 1 to the annual report on Form 10-KSB and pursuant to Rule 12b-15, the Company is including certain currently dated certifications. The remainder of the annual report on Form 10-KSB filed on April 15, 2005 remains unchanged.

Part III

         Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

        The Board of Directors currently consists of four members: Neil A. Jacobstein (Chairman), Dr. Larry E. Druffel, General Robert T. Marsh (Ret.), and Benedict O’Mahoney. Ivan L. Lustig, who served as a member of the Board since 2001, resigned from the Board of Directors on April 15, 2005. The Board of Directors is comprised of three classes of directors, with one class of the Board being elected each year. At each annual meeting thereafter, nominees for directors in the class whose term is expiring are voted upon, and upon election, such director would serve a three-year term.

		Positions	Director
Name	Age	With the Company	Since

Class II Directors whose term expires at the 2005 Annual Meeting

Neil A. Jacobstein	50	Chairman of the Board,	1993
		President, and CEO
Benedict O'Mahoney	45	V.P. Adm. & Legal Affairs	1999

Class III Director whose term expires at the 2006 Annual Meeting

Gen. Robert T. Marsh	80	Director	1987

Class I Director whose term expires at the 2007 Annual Meeting

Dr. Larry E. Druffel	64	Director	1997

                 Neil A. Jacobstein. Mr. Jacobstein, 50, has served as Chairman of the Board, Chief Executive Officer and President of Teknowledge since November 1999. He served as President, Chief Operating Officer, and a Director of Teknowledge from January 1993 to November 1999. Mr. Jacobstein joined Teknowledge in 1984, and has served as Teknowledge’s Senior Knowledge Engineer, Manager of the Research and Advanced Development Group, Vice President and General Manager of Research and Advanced Systems Development, and Vice President and General Manager of the Knowledge Systems Division. Mr. Jacobstein initiated Teknowledge’s eCommerce business unit in 1996. He served on the Technology Advisory Board of the U.S. Army’s Simulation, Training, and Instrumentation Command (STRICOM) from 1998-2000. Prior to joining Teknowledge, Mr. Jacobstein was a Graduate Research Intern and consultant at Xerox PARC, and a Research Associate at CBNS. Since 1992, he has served as the Chairman of the Board of Directors of the Institute for Molecular Manufacturing, a private nonprofit organization. In 1999, Mr. Jacobstein was elected a Henry Crown Fellow in the Aspen Institute’s executive leadership program. He is the Chairman of the American Association of Artificial Intelligence’s Innovative Applications of AI Conference for 2005.

                 Dr.  Larry E. Druffel. Dr. Druffel, 64, was appointed to the Board of Directors in April 1997. Since 1996, he has served as President and a Director of the South Carolina Research Authority (SCRA), a public, non-profit, information technology and R&D organization. He holds a Doctorate Degree in Computer Science from Vanderbilt University and a Master’s Degree in Computer Science from the University of London, and was a director of the Software Engineering Institute at Carnegie-Mellon University from 1986 to 1996. He is Chairman of the Board of the Advanced Technology Institute, a private non-profit corporation. Since 2001, he has served as a member of the Board of Directors of Environmental Enterprise Group, a private environmental clean up company.

                 General Robert T. Marsh (Ret.). General Marsh (retired four-star Air Force general), 80, was elected a director of American Cimflex Corporation (a predecessor to the Company) in 1987. He served as Chairman of the Board of Thiokol Corporation, an aerospace and defense contractor company, until his retirement in 1991. On April 20, 2001, General Marsh retired as Executive Director of the Air Force Aid Society, a non-profit charitable organization serving the Air Force community, a position he had held since 1995. In 1997, he served as Chairman of the President’s Commission on Critical Infrastructure Protection. General Marsh joined the Board of SI International, a public information technology company, in December 1998, and continues to serve on its Board. He serves as Chairman of the Board of Verint Technology Inc., a public company in the communications industry, and he is a trustee emeritus of MITRE Corporation, a private company specializing in information technology. General Marsh is Chairman of the Company’s Finance and Audit Committee.

                 Benedict O’Mahoney. Mr. O’Mahoney, 45, is Vice President of Administration and Legal Affairs of Teknowledge. Mr. O’Mahoney was elected to the Board in November 1999. Mr. O’Mahoney joined the Company in 1996 as Corporate Counsel and he was promoted to Vice President of Administration and Legal Affairs in October 1999. From 1991 to 1996, Mr. O’Mahoney practiced intellectual property law, and he served as General Counsel for Slatt Mortgage Company from 1988 to 1995. Mr. O’Mahoney serves on the Board of Directors of the Virtual Reality Education Foundation, a non-profit organization.

        Executive Officers

                 Dennis A. Bugbee, 58, has served as Vice President of Finance, Chief Financial Officer, and Secretary of the Company since April 2000. Mr. Bugbee joined the Company in 1990 as the Division Controller for the Knowledge Systems Division in Palo Alto, California. He was promoted to Director of Finance in March 1993 and shortly thereafter to the positions of Treasurer and Corporate Secretary. Prior to joining the Company, Mr. Bugbee held the position of Accounting Manager with TRW’s Space and Defense Sector.

                 The Board of Directors has determined that none of its Audit Committee members qualifies as an audit committee financial expert as defined under Item 401 of Regulation S-B of the Securities Exchange Act of 1934. The Board of Directors expects to recruit a qualified audit committee financial expert in 2005.

                 The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, controller, other officers and managers. The Company’s will provide a copy of the Company’s Code of Ethics free of charge to the requesting party.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16 of the Securities Exchange Act of 1934, as amended, requires our executive officers (as defined under Section 16), directors and persons who beneficially own greater than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. We are required to disclose any failure of these executive officers, directors and 10% stockholders to file these reports by the required deadlines. Based solely on our review of the copies of these reports received by us or written representations furnished to us, we believe that all filing requirements were met for the fiscal year, except for a Form 4 reporting the grant of stock options under the Directors Option Plan of 3,000 shares each to Messrs. Druffel, Lustig, and Marsh, which were not timely filed as the result of a clerical error.

Item 10. Executive Compensation

        The following table sets forth the compensation paid to the Chief Executive Officer and the two most highly compensated executive officers of the Company whose annual salary and bonus exceeded $100,000 for all services to the Company in the fiscal years ended December 31, 2004, 2003, and 2002.

SUMMARY COMPENSATION TABLE

		Annual Compensation

Name and Principal Position	Year	Salary	Bonus
		$(1)

Neil Jacobstein, Chair, Pres, CEO	2004	253,213
	2003	246,000
	2002	240,350

Benedict O'Mahoney, VP Adm & Legal	2004	140,916
	2003	129,150
	2002	130,700

Dennis Bugbee, VP and CFO	2004	162,229
	2003	155,101
	2002	144,614

(1)     Includes 401(k) deferred compensation and 5% Company matching provision.

FISCAL YEAR-END OPTION VALUES

        The following table provides the specified information concerning unexercised options held as of December 31, 2004, by the persons named in the Summary Compensation Table above. There were no exercises of options by the executive officers named in the Summary Compensation Table above during the fiscal year ended December 31, 2004.

Name	Number of Securities Underlying Unexercised Options at December 31, 2004 (Exercisable/Unexercisable) (#)	Value of Unexercised In-the-Money Options at December 31, 2004 (Exercisable/Unexercisable) ($)

Neil Jacobstein, Chair, Pres, CEO	-/-	-/-

Benedict O'Mahoney, VP Adm & Legal	72,000/-	-/-

Dennis Bugbee, VP and CFO	65,000/-	-/-

Directors’ Compensation

        Directors’ Fees. Each non-employee member of the Board of Directors is entitled to receive cash compensation totaling $10,000 per year, which is paid in quarterly increments of $2,500. However, each non-employee member may elect to receive stock option grants in lieu of cash compensation in accordance with the terms of the Directors’ Option Plan described below. In 2004, Mr. Druffel, Mr. Lustig, and Mr. Marsh elected to receive stock option grants in lieu of cash compensation for each fiscal quarter. Employee directors are not compensated for their services as directors of the Company. In addition to their regular compensation, directors are entitled to be reimbursed for related travel, lodging, and other expenses in attending board and committee meetings.

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

        For information regarding the compensation of executives see “Executive Compensation.”

Employment Contracts and Termination of Employment and Change of Control Arrangements

                Neil Jacobstein, Chairman of the Board, Chief Executive Officer, and President, has an employment agreement with the Company that provides for a 2005 base salary of $187,200. Mr. Jacobstein voluntarily reduced his salary starting in 2005 by 20% from the $234,000 he was paid in 2004. Mr. Jacobstein is eligible for a bonus but he waived his potential bonuses from prior years until the Company turnaround is complete. He has not been granted stock options since 1994. Mr. Jacobstein’s employment agreement includes an incentive compensation plan that provides for additional compensation when certain target objectives are achieved in strategic categories that have been determined and assessed by the Board of Directors to a maximum of 120% of his annual base salary. Mr. Jacobstein has a severance package that entitles him to severance benefits equal to his most recent twelve-month salary and bonus. In the event of a change of control, defined as any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation, Mr. Jacobstein will be entitled to the following severance benefits: (i) full accrued salary and vacation pay, (ii) accrued incentive compensation awarded or determined to be awarded by the Board of Directors, (iii) insurance coverage, (iv) retirement benefits, and (v) a lump sum severance payment equal to two times the total cash compensation (salary and bonus) for the previous two years.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth certain information concerning the beneficial ownership of Common Stock as of April 29, 2005 by each of the directors and nominee for director of the Company, by each of the executive officers named in the Summary Compensation Table, and by all directors and executive officers of the Company as a group. There are no persons known to the Company to own beneficially more than 5% of the Common Stock of the Company that are not listed below.

Name and Address of Beneficial Owner(1)	Common Stock Owned Beneficially(2)		Percent(3) of class

Neil A. Jacobstein(4)	710,857	(5)	12.4%

Dennis A. Bugbee(4)	112,472	(6)	1.2%

Benedict O'Mahoney(4)	72,000	(7)	1.9%

Robert T. Marsh(4)	47,586	(8)	*

Larry E. Druffel(4)	49,586	(9)	*

Henry Partners, L.P. and Matthew Partners, L.P, 255 South 17th Street, Suite 2501, Philadelphia, PA 19103	334,000	(10)	5.8%

All Directors and Executive Officers of
the Company as a Group (5 Persons)	992,501	(11)	16.7%

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

(3)

Calculated on the basis of 5,735,754 shares outstanding as of April 29, 2005, provided that any additional shares of Common Stock that a stockholder has the right to acquire within 60 days after April 29, 2005 are deemed to be outstanding for purposes of calculating that stockholder's percentage beneficial ownership.

(4)	The address of all directors and executive officers is the Company's Executive Offices located at 1800 Embarcadero Road, Palo Alto, California 94303.
(5)	Includes 20,000 shares owned by Mr. Jacobstein's spouse; with respect to which, Mr. Jacobstein disclaims beneficial ownership.
(6)	Includes 65,000 shares that may be purchased upon the exercise of employee stock options that are currently exercisable or will become exercisable within 60 days of April 29, 2005.
(7)	Includes 72,000 shares that may be purchased upon the exercise of employee stock options that are currently exercisable or will become exercisable within 60 days of April 29, 2005.
(8)	Includes 47,586 shares that may be purchased upon the exercise of director stock options that are currently exercisable or will become exercisable within 60 days of April 29, 2005.
(9)	Includes 39,586 shares that may be purchased upon the exercise of director stock options that are currently exercisable or will become exercisable within 60 days of April 29, 2005.
(10)	The information regarding the beneficial ownership of Henry Partners, L.P. and Matthew Partners, L.P. was obtained from Schedule 13G filed with the Securities and Exchange Commission on April 4, 2005
(11)	Includes options for 224,172 shares that are currently exercisable or will become exercisable within 60 days of April 29, 2005.

EQUITY COMPENSATION PLAN INFORMATION

        The Company currently maintains two compensation plans that provide for the issuance of Common Stock of the Company to officers and other employees, directors, and consultants. These consist of the 1998 Stock Option Plan (the “1998 Plan”) and the 2002 Stock Option Plan for Non-Employee Directors (the “Director Plan”). The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2004.

Plan category	Number of securities to be	Weighted-average	Number of securities
	issued upon exercise of outstanding options, warrants and rights	exercise price of outstanding options, warrants and rights	remaining available for future issuance under equity compensation plans
(excluding securities reflected
	(a)	(b)	in column (a))

Equity compensation	1,617,419(1)	$ 3.32	617,324(2)
plans approved by
security holders

Total	1,617,419	$ 3.52	617,324

(1)

Consists of 1,477,919 shares subject to options that are outstanding and shares available for future issuance under the 1998 Plan and 140,000 shares subject to options that are outstanding and shares available for future issuance under the Director Plan.

(2)

Consists of 608,537 shares that are reserved for issuance under the 1998 Plan and 8,787 shares reserved for issuance under the Director Plan. Stockholder approval is required to increase the number of options available under either plan.

Item 13. Exhibits

(a)(3): Exhibits             Set forth below is a list of exhibits filed herewith as part of this Annual Report on Form 10-KSB/A.

Exhibit No. Description

Exhibit No	Description

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2004

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2004

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2004

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2004

Item 14. Principal Accountant Fees and Services

        The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2004 and December 31, 2003 by Grant Thornton LLP.

	Grant Thornton LLP

	2004	2003

Audit Fees	$188,086	$152,796

Tax Fees	$11,226	$18,990

All Other Fees	$-	$3,562

        The Chairman of the Finance and Audit Committee pre-approves all audit and any permissible non-audit services. There were no non-audit services performed in 2004. Audit fees include quarterly and annual review of SEC filings and financial results. The preparation of annual state and federal income tax forms is included in tax fees.

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

Teknowledge Corporation

Date: April 29, 2005	By:/s/ Neil A. Jacobstein
Neil A. Jacobstein
Chairman of the Board of Directors
and Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Neil A. Jacobstein	Chairman of the Board of Directors	April 29, 2005
Neil A. Jacobstein	and Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis A. Bugbee	Vice President Finance,	April 29, 2005
Dennis A. Bugbee	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Benedict O'Mahoney	Director, Vice President,	April 29, 2005
Benedict O'Mahoney	Administrationand Legal Affairs

/s/ Lawrence Druffel	Director	April 29, 2005
Lawrence Druffel

/s/ General Robert T. Marsh	Director	April 29, 2005
General Robert T. Marsh (Ret.)