Form 10QSB
period 2005-03-31
TEKNOWLEDGE CORP
filed 2005-05-16
CIK 716214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

     (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 13, 2005

Common Stock, $0.01 par value	5,735,754

TABLE OF CONTENTS

			Page No.
	PART I.	FINANCIAL INFORMATION

Item 1.		Unaudited Condensed Financial Statements

		Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004	3

		Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
		for the three months ended March 31, 2005 and 2004	4

		Condensed Consolidated Statements of Cash Flows for three months ended
		March 31, 2005 and 2004	5

		Notes to the Condensed Consolidated Financial Statements	6

Item 2.		Management's Discussion and Analysis of Financial Condition and Results of
		Operations	12

Item 3.		Controls and Procedures	26

	PART II.	OTHER INFORMATION

Item 1.		Legal Proceedings	27

Item 6.		Exhibits and Reports on Form 8-K	28

Signatures			29

Exhibits 31.1 and 31.2 (the 302 certifications)	30

Exhibits 32.1 and 32.2 (the 906 certifications)	32

PART I. FINANCIAL INFORMATION
TEKNOWLEDGE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$334,486	$161,171
Receivables:
Billed, net of allowance of $39,532 and $33,266, respectively	1,166,899	766,388
Unbilled	509,980	1,095,026

Total receivables	1,676,879	1,861,414

Prepaids and other current assets	105,790	112,297

Total current assets	2,117,155	2,134,882

Capitalized software development costs, net of accumulated
amortization of $7,566,623 and $7,564,692, respectively	1,982,666	1,750,620
Fixed assets, at cost
Computer and other equipment	3,631,791	3,628,055
Furniture and fixtures	130,218	130,218
Leasehold improvements	849,960	849,960

	4,611,969	4,608,233
Less: Accumulated depreciation and amortization	(4,544,167)	(4,531,964)

	67,802	76,269

Total assets	$4,167,623	$3,961,771

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$1,868,194	$1,665,209
Line of credit	957,236	864,841
Payroll and related liabilities	455,480	420,222
Government rate reserve	2,339,475	2,335,476
Other accrued liabilities	357,200	357,295

Total current liabilities	5,977,585	5,643,043

Stockholders' equity
Preferred stock, $.01 par value, authorized 2,500,000 shares
Series A Convertible Preferred Stock, none issued	-	-
Common stock, $.01 par value, authorized 25,000,000 shares,
5,735,754 shares issued and outstanding	57,358	57,358
Additional paid-in capital	1,911,986	1,904,847
Accumulated deficit since January 1, 1993
(following quasi-reorganization)	(3,779,306)	(3,643,477)

Total stockholders' deficiency	(1,809,962)	(1,681,272)

Total liabilities and stockholders' equity	$4,167,623	$3,961,771

        The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended March 31,

	2005	2004

Revenues	$1,631,512	$2,159,125
Cost of revenues	1,232,265	1,908,524

Gross profit	399,247	250,601

Operating expenses:
General and administrative	469,892	549,415
Sales and marketing	44,156	85,777
Research and development	-	116,472

Total operating expenses	514,048	751,664

Operating income (loss)	(114,801)	(501,063)
Other income (expense), net	(21,028)	(13,111)

Net Income (loss) and comprehensive income (loss)	(135,829)	(514,174)

Earnings (loss) per share:
Basic	$(0.02)	$(0.09)

Diluted	$(0.02)	$(0.09)

Shares used in computing earnings (loss) per share:
Basic	5,735,754	5,735,732

Diluted	5,735,754	5,735,732

        The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$(135,829)	$(514,174)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	14,134	577,178
Provision for doubtful accounts	6,266	4,700
Issuance of warrants	8,951	-
Changes in assets and liabilities:
Receivables	178,269	239,552
Prepaids and other current assets	4,695	(81)
Accounts payable	202,984	(110,198)
Accrued liabilities	39,163	(203,230)

Net cash provided by (used in) operating activities	318,633	(6,253)

Cash flows from investing activities:
Capitalization of software development costs	(233,977)	(342,222)
Purchases of fixed assets	(3,736)	(8,033)

Net cash used in investing activities	(237,713)	(350,255)

Cash flows from financing activities:
Proceeds from the issuance of common stock	-	1,065
Net borrowings against line of credit	92,395	-
Proceeds from term loan	-	1,000,000

Net cash provided by financing activites	92,395	1,001,065

Net increase in cash and cash equivalents	173,315	644,557
Cash and cash equivalents at the beginning of period	161,171	1,045,402

Cash and cash equivalents at the end of period	$334,486	$1,689,959

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$21,034	$13,391

        The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2005

1.     Basis of Presentation

        Teknowledge Corporation (“the Company”) has prepared the unaudited condensed consolidated financial statements included herein, pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America (US GAAP). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. These interim statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2004. In the opinion of management, these interim statements include all adjustments consisting of normal, recurring adjustments, which are necessary for a fair presentation of results for such periods. The results of operations for any interim period presented herein are not necessarily indicative of results that may be achieved for the entire fiscal year ending December 31, 2005.

2.     Accounts receivable

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

3.      Capitalized software development costs

        Teknowledge capitalizes software development costs once technological feasibility is reached and continuing until general availability of the product. During the three months ended March 31, 2005 and 2004, software development costs of $234,000 and $342,000 were capitalized respectively. Amortization costs were $2,000 for the three months ended March 31, 2005 and $553,000 for the three months ended March 31, 2004. The Company’s policy is to amortize capitalized software development costs by the greater of (a) the ratio of current gross revenues for a product to anticipated gross revenues over the estimated life of that product, or (b) the straight-line method over the estimated economic life of the product, which is estimated at three years. The Company capitalizes software development costs in anticipation of future revenue principally from the sale of TekPortal licenses, maintenance, and related services. 2005 revenues from license and maintenance sales have not exceeded capitalized costs. Based on our current projections, future license revenues are expected to increase in the next twelve months, but with variable results per quarter, depending on specific sales outcomes. License sales of TekPortal product plus maintenance in the first quarter of 2005 increased to $181,000 from $176,000 in the first quarter of 2004. Management evaluates the financial performance of its TekPortal software at least quarterly to measure the performance against plan objectives and specific sales prospects. This is to ensure that these software development costs are being recorded at the lower of unamortized cost or net realizable value.

4.     Earnings (Loss) Per Share

        Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares of outstanding common stock plus the effect of potentially dilutive common stock securities during the period. Potentially dilutive securities consist of shares issuable upon the exercise of outstanding common stock options and warrants. All potentially dilutive securities have been excluded from the calculation of the net loss per share for the three-month period ended March 31, 2005 and 2004, as their inclusion would be anti-dilutive.

        Diluted earnings (loss) per share for the three–month periods ended March 31, 2005 and 2004 as well as the three–month period ended March 31, 2004 excludes the effect of out–of–the–money stock options, as their inclusion would be anti–dilutive. The number of out–of–the–money stock options excluded for the three–month periods ended March 31, 2005 and 2004 was 921,021 and 508,878, respectively. The number of warrants to purchase common stock that were excluded from the quarter ended March 31, 2005 and 2004 were 56,750 and 30,000, respectively.

        A summary of the earnings (loss) per share calculation for the three-month periods ended March 31, 2005 and 2004 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2005	2004

Basic earnings (loss) per share:
Net income (loss)	$(136)	$(514)

Weighted average common shares	$5,736	$5,736

Basic earnings (loss) per share	(0.02)	(0.09)

Diluted earnings (loss) per share:
Net income (loss)	$(136)	$(514)

Weighted average common shares	5,736	5,736
Potentially dilutive potential
common shares from stock options

Diluted weighted average common shares	$5,736	$5,736

Diluted earnings (loss) per share	(0.02)	(0.09)

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

	Three Months Ended March 31,
	2005	2004

Net income (loss), as reported	$(136)	$(514)
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for awards
granted, modified or settled	(13)	(136)

Pro forma net income (loss)	$(149)	$(650)

Earnings (loss) per share:
Basic - as reported	$(0.02)	$(0.09)
Basic - pro forma	$(0.03)	$(0.11)

Diluted - as reported	$(0.02)	$(0.09)
Diluted - pro forma	$(0.03)	$(0.11)

6.     Revenue Recognition

        The Company derives revenue from research and development contracts (“Contract R&D”) with the U.S. Government and from sales of software products and services for its Financial Solutions, and Patent and Technology Licensing..

           (a)  Contract Revenue

           The Company principally uses the percentage-of-completion method of accounting for contract revenues for both government and commercial projects. The percentage-of-completion method is based on total costs incurred to date compared with estimated total costs upon completion of contracts. The Company charges all losses on contracts to operations in the period when the loss is known. For contracts that do not meet the criteria for the percentage-of-completion method, the Company recognizes contract revenue on a completed contract basis. 15 percent of the fee for government contracts, which is approximately one percent of the total contract award, is retained and may be billed after the final indirect rates are submitted to the government. The final indirect rates are not submitted to the government until they have been reviewed and approved by the Defense Contract Audit Agency (“DCAA”). Revenue on the retained fee is recognized as earned but not billed until the final indirect rates have been approved by the DCAA. As of March 31, 2005, the Company calculated that it had approximately $300,000 of unbilled retained fees on its completed contracts that will be collected in future periods. The Company has not received final overhead rate approval from government agencies for costs incurred during the fiscal years 2001 through 2004. Accordingly, the Company has recorded a rate adjustment reserve of $2,339,000 related to potential audit agency adjustments to the Company’s indirect overhead rates.

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

7.     Segment Reporting

        The Company operates three reporting segments, Financial Solutions (formerly Financial Systems), Government R&D Contracts, and Patents and Technology Licensing (PTL). In 2004, PTL revenue merited its own separate reporting segment for the first time. The Government R&D Contracts segment includes R&D work in the following technical areas: computer software security, web-based training systems, distributed systems and knowledge systems. Technical personnel in the R&D Contracts segment are sponsored primarily by the U.S. Government, and are organized into groups that support specific technical contracts and projects. The chief decision maker, the Company’s CEO, views the operating segments as a matrix of technical personnel, management, engineering services, technology, and other resources. The Company does not account for or report to the CEO its assets or capital expenditures by operating segment. Decisions about resource allocation are based primarily on contract requirements and utilization rates of the employees. Performance assessment for managers in any operating segment is based primarily on technical performance and overall profitability of the Company.

Financial Information about segments (in thousands):

	Financial Solutions	Government R&D Contracts	Patent & Technology Licensing	Total
Three Months ended March 31, 2005:

Revenues	$622	$795	$215	$1,632

Cost of revenues	581	520	132	1,233

Gross Profit	$41	$275	$83	$399

Three Months ended March 31, 2004:

Revenues	$877	$1,282	$-	$2,159

Cost of revenues	967	941	-	1,908

Gross Profit (Loss)	$(90)	$341	$-	$251

        Revenues from customers in the United States represented approximately 92 percent and 97 percent for the three months ended March 31, 2005 and 2004, respectively. During the three months ended March 31, 2005, approximately 42 percent of the total revenue was attributed to one agency of the Federal government. No commercial customer had greater than 10 percent of total revenues.

8.     Line of Credit and Financing

        Effective March 28, 2004, the Company renewed its line of credit. The new agreement extends the term of the line from one year to two years ending March 28, 2006 and increases the total credit limit from $3,000,000 to $4,000,000, and includes a $1,000,000 term loan facility. The line operates as a revolving line of credit and the Company’s intent is to repay borrowings as funds are available. Under the March 28, 2004 revolving credit arrangement, the Company may borrow a maximum of the lesser of $3,000,000 or 80 percent of eligible receivables at an initial rate of 2.0 percent over the Wall Street Journal prime interest rate (currently 4.00 percent) with a floor of 4.25 percent. The line includes select financial covenants tied principally to net income projections in the next two years. The financing provided by the lender bank is collateralized by the assets of the Company. In conjunction with the credit line, the Company requested and received a $1,000,000 term loan sub-facility. The term loan is for a two-year term ending March 27, 2006 at an initial interest rate of 3.0 percent over the Wall Street Journal prime rate with a floor of 4.25 percent. The Company borrowed $1,000,000 against the term loan facility in the first quarter of 2004 and paid it back in subsequent quarters.

        Effective September 1, 2004, the financial agreement between Teknowledge and the lender bank was modified to include the following changes: 1) the interest rate on the receivables facility was increased from 2 to 3 percent over the Wall Street Journal Prime (“WSJP”), 2) the cash support level the Company is required to maintain for the term loan was raised from 75 to 100 percent, and 3) to supplement its existing cash reserves, the Company was required by the lender to secure a cash infusion of at least $1,000,000 by December 31, 2004. Subsequent to the effective date of the new agreement, Teknowledge concluded two IP licensing activities totaling $1,000,000. In addition to periodic reporting requirements, Teknowledge is also required to provide to the lender a near term quarterly income forecast that it is required to achieve with no greater than 20 percent variance to the plan.

        Subsequent to quarter ending March 31, 2005, and as a result of last minute customer payments in March 2005, the Company paid down its line of credit by $184,000 to the lender bank on April 11, 2005. On March 28, 2005, the Company amended its facility with the lender and was granted a waiver for certain loan covenants violations as of December 31, 2004. Due to the Company’s risk profile, the lender increased the interest rate on the line of credit from 3 to 6 percent over WSJP. At May 3, 2005, the outstanding balance on the line of credit was $773,000 compared to $957,000 at March 31, 2005. The Company’s potential borrowing capacity fluctuates based on the amount of accounts receivable generated from revenues. At March 31, 2005, the Company had utilized all of its available borrowing capacity.

        In connection with the credit facilities dated March 28, 2003 and 2004 and the amended facilities of September 1, 2004 and March 28, 2005, the Company granted four warrants totaling 56,750 shares in increments of 15,000 shares each, except for the March 28, 2005 amount of 11,750 shares, to the lender of Common Stock at exercise prices of $3.00, $7.00, $2.50, and $1.50 per share, respectively. The warrants are exercisable in whole or in part one year after the first anniversary of the grant date and until the end of the five-year term.

9.      Going Concern

        Due to our present financial condition and the risks associated with our business plans, there is substantial doubt as to our ability to continue as a going concern.  The Company incurred significant losses during the year ended December 31, 2004, and has an accumulated shareholders’ deficit of $3,779,306 as of March 31, 2005. The Company reported a net loss of $135,829 in the first quarter of 2005. The Company has utilized all of its available credit with the bank as of May 15, 2005. The Company currently believes that its continued negative cash flows from operations coupled with the on-going quarterly obligations would require that it obtain immediate additional financing if the bank financing facilities were to become unavailable. The Company is seeking a cash infusion from equity financing, and it is pursuing intellectual property settlements with several parties. It is also pursuing the sale of a key technology asset, patent, merger, license, or component of Financial Solutions software that would permit the Company to operate, but there can be no guarantee that any of these events will occur in time or at all, or will be in an amount sufficient to sustain continuing operations. The Company believes that working capital at March 31, 2005 will be insufficient to meet the business objectives as currently structured and without a cash infusion from any of the named sources Teknowledge’s cash reserves could be exhausted within two months of the filing of this report.

        If the Company is not able to obtain financing, it would most likely have insufficient cash to pay its obligations, and be unable to meet its ongoing operating obligations as they come due in the ordinary course of business. As a result, it may be required to seek protection under applicable bankruptcy laws. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

Forward Looking Statements

        The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Forward-looking statements made in this report relate to cash reserves required to support ongoing operations, commercial revenue increases and backlog, new business opportunities, demand for aggregation software and services, generation of revenue from intellectual property and the value of the Company’s patent portfolio, counter-terrorism applications, market acceptance of the Company’s products and services and the exchange of financial information over the Internet, demand for the Company’s products and services by the government, employees and management, patent and technology licensing, intent to broaden customer base, plans to develop new products and services, effectiveness of security measures, as well as expected revenue, cash and profitability, ability to realize backlog, recoverability of capitalized software, availability of equity capital and financing, effects of competition, research and development, consolidation in the financial services industry, government regulation, collections on customer receivables, and effects of recently-issued accounting pronouncements. All forward-looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward-looking statements contained herein as a result of competition, general or financial services market conditions, government agency funding limitations, other factors relating to government contracting including overhead rate determination; the ability to attract and retain technical and management personnel, commercial opportunities, financing, and other factors described in “Certain Risk Factors That May Affect Future Results of Operations and/or Stock Price,” and in other documents we file with the Securities and Exchange Commission. Unless required by law, we do not undertake any obligation to update any forward-looking statements or risk factors.

Overview of Significant Matters

Financial Position

        This section updates the assessment of our opportunities included in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2004 and discusses the specific potential risks facing our business. The risks are discussed in our risk section below. We outline the opportunities by segment in this section. Most of these opportunities depend on the Company raising additional cash to continue operations or completing complex capital-raising transactions. The alternative possibilities for doing this are discussed in the Opportunities to Improve Our Cash Position section at the end of the discussion of opportunities.

        The Company experienced a decline in revenue over the past months and had a net loss of $136,000 in the first quarter of 2005. The Company needs to raise cash in the near future, and we have significantly increased our activities related to additional patent related licensing revenues, pursuing technology sales or licensing, lining up equity financing, and exploring the sale of a product or business line in order to raise cash. We believe we have made significant progress on these fronts, but have no announcement or definitive agreement at this time. If we are unable to raise cash or increase revenues to a sufficient level, we may be required to cease operations and seek protection under available bankruptcy laws. As a result of these factors, our auditors report on our financial statements for the 2004 fiscal year contained an emphasis paragraph regarding uncertainties relating to our ability to continue as a going concern. These matters, and opportunities for resolving them, are discussed further in this report and in Note 9 to our consolidated financial statements included in this Form 10-QSB.

Government R&D Contracts

        Teknowledge’s Government R&D Contracts segment works in cutting edge research areas with significant application potential.. Knowledge based systems and the practice of managing knowledge systematically have progressed significantly in the past two decades, but we have a long way to go to unlock their business potential. Knowledge is still managed haphazardly in most large organizations, with rapid change and turnover taking a toll on the productivity of organizations. Today, computers mostly respond to us by executing our commands, rather than as interactive colleagues or associates that model who we are, the application domains that we work in, or the generic tasks that we perform. Teknowledge has been developing systems that address some of these features in web-based tutoring and semantic search application domains. This remains a fruitful research area, and a substantial long-term opportunity for our business.

        Teknowledge won a Phase I DARPA Small Business Innovation Research (SBIR) contract in 2004 to develop a prototype of a deductive spreadsheet that adds symbolic or concept processing to commercial spreadsheets like Microsoft Excel®. We believe this is an exciting proposition in a society where many people are uncomfortable with math. In the near future, spreadsheets will be able to deal with nonmathematical concepts that embody nouns, verbs, plans and constraints. This is potentially a big opportunity for our business with significant application specializations and extensions. Teknowledge has already built a demonstration system, and is applying for a Phase II SBIR grant. There are opportunities to commercialize this technology as a plug-in application to Excel. Consistent with our evolving business model for leveraging selectively the software developed under R&D contracts, we would anticipate licensing the technology to one or more large companies with significant sales pull, customer base, and marketing muscle.

        Some of Teknowledge’s software development is supported by competitive contracts from some of the most sophisticated R&D sponsors in the world. Specifically, Teknowledge continues to improve its software wrappers, which have many security and training applications in protecting computers from new worms and viruses that may not have a known signature in an antivirus database. The Company has developed Standard Upper Ontology and Middle Ontology. These are codified ways of expressing knowledge that can be specialized for sophisticated semantic search solutions on the web, as well as computer based problem solving and training solutions. Teknowledge continues to strengthen its model-based software capabilities, which can be used to design and configure software components to support target models of configurable products such as software radios and component software systems. Teknowledge is completing prototype training software functionality that includes probabilistic Bayesian belief networks for modeling students or game users based on an analysis of their interactions with the computer. These and other R&D software capabilities put Teknowledge in a position to utilize next-generation functionality as infrastructure for government contracts, as well as potential commercial products, licenses, and applications.

        Teknowledge is planning to engage in a pilot test of its safe software wrappers at a customer site. Safe software wrappers encapsulate software modules, monitor their outputs and provide reporting and control over interfaces to other system resources. This software is more than a prototype and less mature than a product. It has many potential applications, including the ability to “lockdown” a set of corporate computers and protects them from new viruses and worms that initially have no known operational signature. This system can monitor critical resources, identify potentially harmful instructions, and lock down selectively the access to critical resources. Teknowledge developed this capability several years ago, and has been steadily improving it in new applications. If the pilot test goes well, we anticipate receiving additional contracts to deliver this system to the government and possibly to large institutions in the commercial sector. This system could be used specifically to wrap email clients such as Microsoft Outlook® and prevent attached viruses and worms from executing malicious instructions on the client machine.

        Teknowledge is deploying TekPortal software in application domains that have both commercial and government applications. A customer is sponsoring a project to use TekPortal software to aggregate images from multiple photo web sites. This application also has significance for aggregating images of potential terrorists and making them available to one or more agency web sites, with a variety of tools and permissions. There are also potential opportunities to leverage TekPortal in government contract work that aggregates financial information for carefully selected targets.

        Teknowledge generated $795,000 in government contract R&D revenue in the first quarter of 2005, compared to $1,280,000 in the first quarter of 2004. Most of this decrease was due to considerably lower backlog in 2005 and increased competition for government contracts. Replacing these large contracts immediately is difficult because of the long lead time and potential funding delays. Teknowledge continues to submit new contract proposals to the government, which may or may not result in new awards. There are some signs of long-term improvement in new software R&D opportunities going forward, including semantic web systems that utilize artificial intelligence techniques, advanced cyber security applications that leverage our software wrapper technology, and software systems that learn. In addition, we have launched a multi-year federal systems strategy to expand beyond contract R&D into integrating application solutions that can be fielded. The contract opportunities are much larger for integrated application solutions. The product potential is greater utilizing proven contract deliverables for fielded applications. In addition, there are far more government customers available for solution-oriented application integration than for R&D. The rewards may be greater in the applications solutions market, but it will take three to six months to get positioned to win new application integration contracts awards, and awards take months to turn into funded contracts. In addition, our adverse financial position may limit our ability to qualify for new prime contracts. In spite of this, we will continue to propose both prime and subcontracts, and to deliver on R&D. While there may be a current decrease in government revenues, we believe that by addressing our financial position, and writing competitive proposals, over time Teknowledge’s government contracts business could expand into a considerably larger business than can be sustained by an R&D only operation.

Financial Solutions

        Even though revenues for the first quarter of 2005 were down from the previous year, Teknowledge’s Financial Solutions business is now offering a much more comprehensive suite of TekPortal products. This suite includes an aggregation platform, an OFX product to link aggregated data to Quicken and Money desktop client software, Account Opening and Identity Verification software, and an ACH Transfer product to enable user-initiated money transfers from account to account. Teknowledge has been able to add new bank customers through large financial services provider partners it won previously. These partners are now utilizing TekPortal, and have already deployed the software for several of their customers. Teknowledge’s recurring revenue stream, based on the maintenance of installed software, is expected to grow as the Company sells more licenses to this larger customer base. Teknowledge has several large and strong customer reference accounts, including two top-ten domestic banks. Adoption of new classes of software, however compelling, typically does take longer than expected. In the mean time, Teknowledge has further streamlined its operations and looked for new ways to leverage its investment in TekPortal software through partner relationships.

        The TekPortal Account Opening application service provider business has been increasing recently. This is due primarily to a few large banks partnered with our application service provider partners. These banks are offering aggressive interest rates that have induced people to switch from other banks and open new accounts. The banks are using TekPortal Account Opening software to sign up these new customers. It is difficult to predict future volumes for this business. Growing this business significantly will depend on additional banks signing up for the account opening service through our partners.

        Offering aggregation software alone did not enable banks to easily generate revenues from aggregation. The banks might like to offer customers aggregation as a new value-added service, but they tend to treat it as an optional customer relationship management tool – unless they can link it with immediate and quantifiable return on investment (“ROI”). Our product plan is not to sell aggregation software alone, but rather, to couple aggregation software with value-added software modules that harvest the aggregated data and provide banks with potential cost reductions and a new revenue stream. Teknowledge accomplished this with its TekPortal OFX and ACH Transfers software modules. In prior years, Teknowledge conducted a web-based seminar on its OFX software with Intuit Corporation, and an ACH Transfers seminar with Celent and NetBank. Those seminars marked a change in the way Teknowledge sold its TekPortal related products. Teknowledge’s sales strategy changed from a focus on technical capabilities and features to an emphasis on solutions that enhance the customer experience and services revenues, resulting in a direct ROI to the financial institution.

        Teknowledge continues to invest in its ACH Transfer software because it appears that banks and other financial institutions can generate additional revenue by installing it and offering this capability to their customers. Independent research reports by Celent and others suggest that the market is likely to be strong and growing for account-to-account funds transfer software. It is still too early to determine the future demand for our ACH Transfers product. However, the value of ACH Transfers to the banks is quantifiable, both in terms of cost savings and transaction fees that generate revenue. The penetration of OFX and ACH Transfer software is still at the early adopter stage in the financial services industry. The Company plans to release a new version of the TekPortal ACH Transfer module in the second quarter of 2005. This upgrade provides new functionality and performance. The ACH Transfers market is growing substantially, but to capture a large share of it, Teknowledge will need either to leverage its partner’s larger size, or address its balance sheet and cash position.

        Teknowledge’s recurring maintenance revenues are now about $700,000 per year and growing. As our base of customers grows the recurring revenue base becomes amore significant part of our revenue base, and an opportunity to leverage our products, as well as cover some of the costs of development. Covering all the costs of development has been a challenging goal for several years. Closing the gap will depend on the ability to work with partners to acquire several large banks as customers.

        Teknowledge’s tight cash reserves and weak balance sheet are public knowledge, and have made some potential large new bank customers hesitant to adopt our software. However, we believe we have good software, excellent services, and strong customer references that may make it possible to overcome initial new customer reluctance. Teknowledge takes customer service seriously and as a result, we now have a growing base of customers to whom we can sell additional products. This is an opportunity for us and our partners to leverage our customer base of financial institutions with an expanded ecosystem of components related to the TekPortal platform.

Patents and Technology Licensing

        During the latest twelve-month period, we demonstrated the value of our patent portfolio by obtaining $1,215,000 in patent licenses as the result of settlements. Management believes that these settlement numbers were low, necessitated by Teknowledge’s cash position. However, the results speak to real value in the #6,029,175 (“Hotbox”) patent. Our patent lawsuits against Inktomi, Akamai, and Cable & Wireless were related to the information caching claims in the Hotbox patent titled: “Automatic Detection of Changed Files By A Network Software Agent.” This patent also has claims in the area of information alerts. Teknowledge sued Microsoft, Yahoo, and AOL/Time Warner for infringing on the alerts related claims in the Hotbox patent. Teknowledge settled all of its extant patent lawsuits except those with Microsoft. In the first quarter of 2004, Microsoft counterclaimed Teknowledge’s patent lawsuits with two patent infringement claims, one in the area of bill payment and the other in information aggregation. Teknowledge investigated these claims and found them to be without merit. As a result, Teknowledge filed a claim for summary judgment on the Microsoft claims to accelerate the case.

        Management believes that the Company’s patents are valid and have significant value. The Company believes that there are a large number of other potential infringers of the ‘175 patent. Teknowledge also has two patents pending. One is related to its safe software wrappers, and the other is related to its TekPortal software. If granted, these could prove to be valuable additions to Teknowledge’s patent portfolio. These opportunities are some of the reasons why we created a separate reporting segment for patents and technology licenses. We have taken most of the downside cost risk out of the current lawsuits by engaging the law firm of Goldstein and Faucett on a contingency payment basis. There is the risk that the patents will be invalidated and/or that legal proceedings will determine that no infringement is present for the defendants.

Opportunities to Improve Our Cash Position

        Teknowledge continues to pursue actively several possibilities for improving its cash position, but most are dependent on a variety of external factors. There can be no guarantee that any of these alternatives will occur in the appropriate timeframe, or at all. Without a cash infusion from any of the named sources, Teknowledge’s cash reserves could be exhausted in a relatively short period of time; however, we are working systematically to avoid that outcome.

        Teknowledge is considering the following actions to increase the Company’s cash resources and improve its balance sheet. First, excluding software write downs and the adjustment to the government rate reserve, we decreased our cash operating expenses in the first quarter of 2005 by more than $400,000 compared to the first quarter of 2004. We have continued to decrease our operating expenses in 2005, and much of this effect will take place in the second quarter of 2005. The Company is making prudent cost reductions of non-essential expenses that will preserve its core capabilities. Second, we are exploring deeper relationships with several of our partners, including potential investment, joint venture, or sale of an operating segment or the entire Company. Third, Teknowledge may sell a key technology asset, such as one or more patents, components of its Financial Solutions software, its Safe Software Wrappers technology, or other software. These sales could permit the Company to operate, and build or acquire additional new lines of business. Fourth, the Company could potentially buy a smaller private company that comes with an equity investment in the combined company. Fifth, we are open to resolving our patent litigation case with Microsoft in a manner that will result in a favorable outcome for both companies. Finally, we continue to meet with qualified investors to explore the possibility of an equity investment. Given the relatively small size of Teknowledge, any one or a combination of these actions could make a significant difference to the Company’s financial position.

Results of Operations

Three months ended March 31, 2005 and 2004

Revenues

        Revenues for the three months ended March 31, 2005 were $1,632,000, compared to $2,159,000 for the three months ended March 31, 2004. The Company has experienced a decline in revenue from products and services performed by the government and commercial segments in 2005 compared to the first quarter of 2004. Revenues from Financial Solutions accounted for 38 percent of total revenues compared to 41 percent for the comparable period in 2004. Revenue from government contract R&D was 49 percent of total revenue in the three months ended March 31, 2005, compared to 59 percent in the first quarter of 2004. Revenue from Patent and IP licensing was 13 percent of 2005 revenue.

        Government contract R&D revenue for the three months ended March 31, 2005 was $795,000, a 38 percent decrease in revenue from $1,280,000 in the comparable quarter in 2004. The decrease in government revenue of $485,000 is attributed to a decline in government backlog from the comparable period, coupled with the termination of a government contract in the first quarter of 2005. This contract required specialized and cleared personnel to be available at a remote location. The Company is seeking new government contracts to replace the government contracts that ended in 2004 and has submitted proposals to the government that are currently under consideration.

        Financial Solutions revenue for the three months ended March 31, 2005 were $622,000, representing a 29 percent or $255,000 decrease in revenues from the comparable quarter in 2004. Customer demand did not meet expectations in the first quarter. Some customers seem reluctant to sign up for new business until the Company’s financial performance improves. Financial Solutions revenues from license sales to customers were $13,000, compared to $11,000 in 2004. Based on a review of the commercial pipeline of planned license revenues, the Company believes near term license sales from customers are expected to be volatile until the Company’s financial position improves.

        In addition to product license and service opportunities, the Company is actively pursuing patent and technology licensing agreements with large companies that may be infringing on the Company’s patents. During the first quarter of 2005, the Company recorded $215,000 of revenue from intellectual property licensing activity as a result of legal settlements compared to zero in the comparable quarter in 2004. Since January 1, 2004, the Company has recorded $1,215,000 of revenues from IP settlements. [See Item 1. of Part II Legal Proceedings.]

        Revenues from the Financial Solutions and Patent and Licensing combined segments exceeded the revenue from the government segment in the first quarter of 2005. This trend is likely to continue unless the government backlog rebounds to pre-2005 levels with the addition of new contract work. The Company anticipates that during the fiscal year 2005 the segment with the most revenue may fluctuate from quarter to quarter, depending on the specifics of business opportunities, contract wins, market cycles, and intellectual property settlements or rulings.

Costs and Expenses

        Cost of revenues was $1,233,000 for the three months ended March 31, 2005, compared to $1,909,000 for the three months ended March 31, 2004. Cost of revenues were 75 percent of total revenues for the three months ended March 31, 2005, compared to 88 percent for the three months ended March 31, 2004. In the first quarter of 2005, the Company spent $256,000 less on labor and labor related costs, $124,000 less on outside support costs on contracts, and $551,000 less on software amortization. The Company plans to contain its spending until it can improve its overall backlog. Because of a write down of unamortized software assets at December 31, 2004 of $1,753,000, amortization costs for the first quarter of 2005 were $2,000, compared to $553,000 in the first quarter of 2004. At March 31, 2005, the Company reported $1,983,000 of unamortized software development costs for TekPortal. V3.2. TekPortal V3.2 is scheduled to be available for sale in June 2005. The Company plans to start amortization of the product at that time. Excluding new software development costs, the expected non-cash amortization expenses for the next four quarters are projected to be:

	Q2-05	Q3-05	Q4-05	Q1-06
Amortization expense	$60,000	$180,000	$180,000	$180,000

        General and administrative expenses were $470,000 for the three months ended March 31, 2005, compared to $549,000 for the three months ended March 31, 2004. The decrease of $80,000 in general and administrative costs is primarily the result of a decrease in labor and labor related costs. General and administrative expenses for the three months ended March 31, 2005, were 29 percent of total revenue compared to 25 percent of total revenue for the three months ended March 31, 2004. As revenue increases, the Company anticipates that general and administrative expenses will decline as a percentage of total revenue.

        Sales and marketing expenses were $44,000 for the three months ended March 31, 2005, compared to $86,000 for the three months ended March 31, 2004. The drop in overall expenses is attributed to a reduction in the amount of employee time spent on direct sales and marketing activities. Sales and marketing expenses for the three months ended March 31, 2005 were 3 percent of total revenue compared to 4 percent of total revenue for the three months ended March 31, 2004. Sales and marketing expenses are expected to grow in proportion to the growth in commercial revenues in the future.

        The Company sponsored internal R&D expenses were $0 for the three months ended March 31, 2005, compared to $116,000 for the three months ended March 31, 2004. Until revenues improve, the Company intends to emphasize its revenue producing billable contract support and capitalized development efforts over R&D expenditures. In addition to the government sponsored research and development, Teknowledge invested $234,000, compared to $342,000 in 2004, in the internal development of TekPortal software that was capitalized. R&D expenses for the three months ended March 31, 2005 and 2004 were 0 percent and 5 percent of total revenue, respectively.

Non-operating Income and Expenses

        Interest income was $6 for the three months ended March 31, 2005, compared to $500 for the three months ended March 31, 2004. Interest expense for the three months ended March 31, 2005 was $21,000 compared to $13,000 for the comparable quarter in 2004. The Company’s average borrowing interest rate increased between periods. The Company has borrowed approximately $957,000 from the bank under its credit facility on March 31, 2005 compared to $960,000 at March 31, 2004.

        The effective tax rate was 0 percent for both the three months ended March 31, 2005 and 2004, respectively. An effective tax rate of 0 percent for the current quarter is the result of the Company’s net operating loss carry forward and valuation allowance against the deferred tax assets.

        The State of California recently issued a moratorium on the use of net operating losses to offset current taxable income. The Company does not believe that the moratorium will result in significant future tax liability as the Company has sufficient tax credits to offset any resulting tax liability.

Bookings and Backlog

        At March 31, 2005, the expected order backlog was approximately $1.6 million, which consisted of (i) new orders for which work has not yet begun and (ii) revenue remaining to be recognized on work in progress. Of the March 31, 2005 backlog, 72 percent is from government customers, while 28 percent is from Financial Solutions customers. The commercial segment has contributed 38 percent of revenue during the three-month period ending March 31, 2005; however, the percentage contribution to backlog is lower than from government customers as commercial contracts are typically less than six months in duration. Approximately 48 percent of the backlog consists of government–sponsored programs that are awarded but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The Company has requested additional funding on two government contracts. If the funding is not received in a timely manner, the Company may experience an interruption in its planned billing and cash collections during the hiatus period between funding increments. Excluding expected new work, the Company expects 68 percent of the current backlog to be fulfilled during 2005.

Liquidity and Capital Resources

        As of March 31, 2005, Teknowledge had approximately $334,000 in cash and cash equivalents, a decrease of $1,355,000 or 80 percent over the comparable result in 2004. The decrease in net cash at March 31, 2005 is attributed to a decline in revenues between the comparable periods and partially offset by the execution of a $1,000,000 term loan in March 2004. The Company generated net cash of $319,000 from its operating activities for the three-months ended March 31, 2005, compared to a decrease of $6,000 in the same period for 2004. The Company also invested $238,000 in the development of software products and the purchase of fixed assets in 2005 compared to $350,000 in 2004. In 2005, financing activities provided $92,000 compared to $1,001,000 in the first quarter of 2004.

        Teknowledge’s traditional sources of cash are revenues from continuing operations including intellectual property and patent licensing, credit facilities, and outside investments. The Company is also seeking an equity investment to stimulate future growth; however, there can be no assurance that the Company will be able to locate and obtain additional financing acceptable to the Company or at all. Based on its current cash position, available credit, and projected cash flows from operations, management believes the Company will not have sufficient funds to support operations for the next twelve-month period unless it can secure additional funding, supplemental financing, or a large legal settlement. In the event Teknowledge does not raise additional capital from increased revenues, equity financing, or intellectual property as expected, the Company will have to reduce costs further, including headcount reductions, which would materially adversely affect on-going operations and revenues; and if the Company obtains equity financing, it will likely result in a significant dilution of existing stockholders. The Company has approached some vendors about restructuring their debt through an informal work out plan. The Company is also considering the sale of an intellectual asset or business line to provide ready cash. However, if the Company is unsuccessful in restructuring its debt or obtaining additional short-term cash inside or outside the Company, it may seek alternative remedies, including seeking reorganization under Chapter 11 of the Federal bankruptcy code.

        On March 28, 2004, Teknowledge renewed its line of credit with the bank. The new agreement extends the term of the line from one year to two years ending March 28, 2006 and increases the credit limit from $3,000,000 to $4,000,000, and includes a $1,000,000 term loan facility. Under the revolving credit arrangement the Company may borrow a maximum of the lesser of $3,000,000 or 80 percent of eligible receivables at an initial rate of 2.0 percent over the Wall Street Journal prime interest rate with a floor of 4.25 percent. The line includes select financial covenants tied principally to net income projections in the next two years. In conjunction with the credit line, the Company requested and received a $1,000,000 term loan sub-facility. The term loan is for a two-year term at an initial interest rate of 3.0 percent over the Wall Street Journal prime rate with a floor of 4.25 percent. Under the original agreement, the Company must maintain a minimum cash balance with the bank of 75 percent of the aggregate outstanding balance of all term loan advances and achieve pre-established minimum net income performance standards on a quarterly basis. To secure the loans, Teknowledge granted the bank a security interest in our assets, including accounts receivable.

        Effective September 1, 2004, the financial agreement between Teknowledge and the lender bank was modified to include the following changes: 1) the interest rate on the receivables facility was increased from 2 to 3 percent over the Wall Street Journal Prime (“WSJP”), 2) the cash support level the Company is required to maintain for the term loan was raised from 75 to 100 percent, and 3) to supplement its existing cash reserves, the Company was required by the lender to secure a cash infusion of at least $1,000,000 by December 31, 2004. Subsequent to the effective date of the new agreement, Teknowledge concluded two IP licensing activities totaling $1,000,000. In addition to periodic reporting requirements, Teknowledge is also required to provide to the lender a near term quarterly income forecast that it is required to achieve with no greater than 20 percent variance to the plan.

        Subsequent to quarter ending March 31, 2005, and as a result of last minute customer payments in March 2005, the Company paid down its line of credit by $184,000 to the lender bank on April 11, 2005. On March 28, 2005, the Company amended its facility with the lender and was granted a waiver for December 31, 2004. Due to the Company’s risk profile, the lender increased the interest rate on the line of credit from 3 to 6 percent over WSJP. At May 3, 2005, the outstanding balance on the line of credit was $773,000 compared to $957,000 at March 31, 2005. The Company’s potential borrowing capacity fluctuates based on the amount of accounts receivable generated from revenues. At March 31, 2005, the Company had utilized all of its available borrowing capacity.

        In connection with the credit facilities dated March 28, 2003 and 2004 and the amended facilities of September 1, 2004 and March 28, 2005, the Company granted four warrants totaling 56,750 shares in increments of 15,000 shares each, except for the March 28, 2005 amount of 11,750 shares, of Common Stock at exercise prices of $3.00, $7.00, $2.50, and $1,50 per share, respectively. The warrants are exercisable in whole or in part one year after the first anniversary of the grant date and until the end of the five-year term.

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

Revenue recognition; Allowance for doubtful accounts; Software development costs; and Determination of government indirect rate reserves.

Revenue Recognition

        Revenue on software licenses and services is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and there is a reasonable assurance of collection on the resulting receivable. Teknowledge may record license revenues as a result of legal settlements if the settlement provides for the issuance of a license as it did in 2004 in two separate cases. Teknowledge customarily obtains written purchase authorizations from customers for a specific product at a fixed price and considers delivery to have occurred at the time of shipment. The software is delivered to the customer electronically or on a CD. Revenue is typically recognized on shipment of product software; however, if the software is subject to customer acceptance or contract terms that do not satisfy all of the above-mentioned criteria, revenue is recognized upon customer acceptance or when all revenue recognition criteria have been met. Occasionally, customer contracts contain refund or warranty clauses that could affect revenue recognition. Teknowledge evaluates these clauses carefully; however, the Company has not experienced a refund or warranty recall and the likelihood of such an event is not predictable nor is it judged material at this time. Revenue from software consulting services is generally recognized on a time and materials basis; however, depending on the terms of the contract, the service element may be recognized on a percentage-of-completion basis. Revenue recognized under the percentage-of-completion basis requires the use of project cost estimates. Project cost estimates are revised periodically and changes affecting the amount of revenue recognized are recorded when they become known. Revenue from research and development contracts is generally recognized over applicable contractual periods as specified by each contract and as costs related to the contracts are incurred.

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

        The Company is nearly complete with V3.2 of TekPortal, which it plans to release to customers late in the second quarter in 2005. Amortization is expected to begin at that time of approximately $60K a month. Capitalized costs include direct and indirect labor costs and applicable overhead, but exclude general and administrative costs. The Company regularly examines its procedures for accumulating economic life of the product, which is estimated at three years. Capitalized software development costs are reviewed and evaluated periodically to determine recoverability. Should the Company determine that all or part of its capitalized software development costs are not recoverable, an adjustment to the capitalized software costs would be charged to income in the period such determination is made. Management evaluated the performance of its TekPortal product through December 31, 2004, and determined that an adjustment to the net realizable value of the development asset was required because the licenses, maintenance, and related services revenues, net of future costs of completing and disposing of the product, including maintenance and required customer support, did not meet management’s financial objectives. As a consequence, the unamortized value of previously capitalized software development costs at December 31, 2004 was reduced by $1,753,000. The remaining unamortized amount of capitalized software development costs on the books at March 31, 2005 is $1,983,000.

Determination of Government Indirect Rate Reserves

        The Company’s revenues, costs, and earnings on government contracts are determined based on direct cost and estimated overhead “indirect” rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs typically vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made on a cumulative basis whereas the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal Government. As a result of these audits, the Company may be exposed to annual cost adjustments that are applied on a retroactive basis to the government contracts completed in prior years. These adjustments can have a negative or positive effect on the results of operations and cash reserves in the period in which the adjustment is realized. In order to address the possible exposure to rate adjustments in prior years, Teknowledge established a rate adjustment reserve for potential government cost recovery for the open and unaudited years of 2001-2004. The cumulative reserve, excluding earned retained fee of $300,000, is $2,339,000 at March 31, 2005.

        On September 30, 2004, the government suspended payment on three of Teknowledge’s contracts pending repayment of projected differences between the “actual” overhead rates used in the billings and the proposed overhead rates submitted to the government for the years 2001-2003. Based on the original rate data Teknowledge provided to the government for those years, the government audit agency, DCAA, indicated that Teknowledge owes $813,000 in gross charges. Prior to this, Teknowledge requested a review of the treatment of subcontractor costs in the previously submitted overhead cost proposals. Teknowledge believes the prior treatment unfairly allocated substantial amounts of internal G&A expenses to outside subcontractors and has requested an equitable redistribution of these costs to a separate pool for the unaudited years. A similar treatment has already been approved for 2004, but the government has so far denied Teknowledge’s request to make the change effective for all the unaudited years. The change in the treatment of subcontractor costs, if accepted by the government, could reduce the overall exposure to the Company by $750,000. On October 5, 2004, the government released for payment the three contracts that were on suspension, contingent on the establishment of a long-term payment schedule between the two parties. The payment terms and conditions will be determined after a review of the Company’s financial viability; and its cash reserves and forecast cash flows from all sources through 2005. The Company believes it could have adequate cash resources to establish a mutually workable payment schedule, depending on the agreements reached, and the Company’s financial position at that time. Until the matter is resolved, the Company expects to make good faith payments while it negotiates for the successful resolution of the treatment of the subcontractor costs and any related rate issues. These payments would be charged against the rate reserve and not earnings.

        During the fourth quarter of 2004, the government issued a preliminary audit report and findings for the overhead costs incurred in 2001. The government questioned the Company’s treatment of amortization on previously capitalized software development costs for the Company’s dual-use TekPortal product. The Company allocated approximately 30 percent of 2001 amortization costs to the government segment, which the Company believed was a fair allocation to the government for the benefit from the technology developed in 2000. The government subsequently rejected this argument, denying any allocation to the government either directly or indirectly because of the products short history of largely commercial sales and other technical issues. At the time the product V1.0 was originally developed in 2001, the Company intended to sell its product to commercial and government customers. As evidence of this intent, the Company provided copies of two 2001 proposals to the auditors. In addition, the Company has a long history, going back to the 1980s, of selling previously developed products like M.4 to the government. Therefore, the Company believes it was reasonable to assume that the government would benefit in the development of Teknowledge products and allocating 30 percent of the development costs was a realistic consideration based on Teknowledge’s long history of product development. This is consistent with the government’s pledge to encourage government contractors to develop commercial products from internal R&D. The government excluded 100 percent of the development costs claiming TekPortal is not a final cost objective for government contracts. The Company believes this attitude discourages contractors from commercializing their products developed from internal R&D and Teknowledge intends to contest the government’s acceptance of these costs.

        The Company evaluated its exposure from the government’s suggested cost treatment of software development costs for the unaudited years of 2001-2003, assuming all amortization costs were included in the G&A base pool. After consulting with outside counsel, and given the relative absence of court precedent in this area, management determined there was a potential estimated cost exposure, as a result of a negative outcome from the aforementioned issue, of $1,500,000. The Company believes that a considerably lower amount is entirely possible and it plans to negotiate with the government for the most favorable result. The final results may vary from the predicted outcome and are likely to be costly and time consuming if litigation is required to resolve the matter. At this early date, it is impossible to determine the ultimate outcome of negotiations, but management believes it is possible the Company will be successful in defending its position at which time it will reduce the current reserve from $2,339,000 and take the difference to income. Because this matter is based on the specific treatment of generally allowable costs, no penalties or interest charges are anticipated.

Certain Factors That May Affect Future Results of Operations and/or Stock Price

Current cash flow may be insufficient to support current and future operations

        To support current and future operations, the Company is dependent upon revenues, credit facilities, and its ability to obtain financing. Revenues decreased by 24 percent in the first quarter of 2005 to $1,632,000, compared to $2,159,000 in 2004. The ability of the Company to grow its revenues will depend on the Company’s success in winning new government R&D and applications contracts and selling commercial products and services, including TekPortal Aggregation, OFX, ACH Transfer; and New Online Account Opening facility, product licenses and maintenance support. As of March 31, 2005, Teknowledge had approximately $334,000 in cash and cash equivalents, a decrease of $1,355,000 or 80 percent over the comparable result in 2004. The decrease in net cash at March 31, 2005 is attributed to a decline in revenues between the comparable periods and partially offset by the execution of a $1,000,000 term loan in March 2004. The Company generated net cash of $319,000 from its operating activities for the three-months ended March 31, 2005, compared to a decrease of $6,000 in the same period for 2004. The Company also invested $238,000 in the development of software products and the purchase of fixed assets in 2005 compared to $350,000 in 2004. In 2005, financing activities provided $92,000 compared to $1,001,000 in 2004. Teknowledge has a credit line of $3,000,000. The Company has utilized all of its available credit with the bank as of May 15, 2005, based on the level of its accounts receivable, which fluctuates up and down.. The Company needs to raise cash in the near future, and estimates that if the bank facilities remain in place but revenues remained at current levels and no new cash infusion were received, the current cash would support existing operations for approximately two to three months. If the bank facilities were to become unavailable, we would be required to obtain immediate additional financing. If revenues do not increase as anticipated and the Company does not obtain additional cash from operations, outside financing, or a legal settlement, its ability to support its current and future operations will be adversely affected, which may include our ability to continue as a going concern.

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

        Teknowledge plans to grow its TekPortal business by selling through large aggregation partners and by expanding into additional value-added capabilities or service offerings. Teknowledge’s OFX, ACH Transfers and Online Account Opening and Funding modules are examples of recent deliveries on these plans. Additional product expansion will require incremental additional investments and that could strain technical, financial, and operational resources. New competitors can enter the market for TekPortal and other financial solutions. The Company’s gross margins in new business areas may be lower than in its government contract business, and it may not be able to expand or maintain operations in a cost-effective or timely manner. If customers do not receive new products or services favorably, it could hurt the Company’s reputation and delay future expansion.

        Within the financial services industry, Teknowledge believes some companies are consolidating, creating larger competitors with greater resources and a broader range of products. The Company also competes with businesses delivering financial services through Internet portals, banks marketing their own Internet-based financial services, and non-bank financial service providers such as brokerages and insurance companies seeking to expand the breadth of their Internet product and services offerings. In addition, the Company’s customers may develop competing products. For example, a bank or financial institution may choose to develop its own software platform for Internet-based financial services. Several of the vendors offering data processing services to financial institutions also offer Internet banking solutions that may compete with the Company’s solutions. Some of the Company’s competitors and potential competitors may have significant advantages over the Company, including more extensive name recognition and marketing power, preferred vendor status with the Company’s existing and potential customers, and significantly greater financial, technical, marketing and other resources, giving them the ability to offer free products or services to gain market share or to respond more quickly to new or changing opportunities, technologies, and customer requirements. The Company’s competitors may also highlight public disclosures of the Company’s adverse financial position, or package their products in a manner that may discourage potential customers from purchasing the Company’s products. Existing and potential competitors may establish cooperative relationships with each other or with first parties, or adopt unsustainable or aggressive pricing policies to gain market share. Security, privacy, reliability, cost, ease of use, and quality of service are the key competitive factors, and competitors are changing the way in which they are developing these factors; these changes may adversely affect cost of sales or the market acceptance of information aggregation software.

        The demand for account aggregation, OFX and Transfers software will depend upon broad acceptance of new methods of accessing and utilizing financial information over the Internet. The unstable economy and resulting uncertainty resulted in the deferral of purchasing decisions by some financial institutions in 2004 for aggregation products like TekPortal, and there can be no assurance that these conditions will improve or that demand will return to previous levels. TekPortal licenses have already been sold to over 80 banking customers. However, the continuing demand for specific products developed by the Company cannot be determined, nor can the long-term viability of these products be determined at this time. As the market continues to change, there can be no assurance that the Company will be able to recruit or retain the technical staff to develop and bring products to market, that these products will gain market acceptance, or generate significant revenue or profits. If TekPortal or Teknowledge’s other products and services markets develop more slowly than expected, become saturated with competitors, or if the Company’s products do not achieve market acceptance, the Company’s business, financial condition, and results of operations may be materially and adversely affected.

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

Increasing government regulation of the Internet and financial services industry could adversely affect the Company’s business

        Numerous federal agencies have recently adopted rules and regulations protecting consumer privacy and establishing guidelines for financial institutions to follow in selecting technology vendors for solutions such as TekPortal. The Company believes its business does not currently subject it to any of these rules or regulations that would adversely affect its business. However, these rules and regulations are new and may be interpreted to apply to the Company’s business in a manner that could make its business more onerous or costly. Moreover, financial institutions must generally comply with these laws and regulations, which may adversely impact demand for TekPortal. As the Internet continues to evolve, the Company expects federal, state, and foreign governments to adopt more laws and regulations covering issues such as user privacy, taxation of goods and services provided over the Internet, pricing, content, and quality of products and services. If enacted, these laws and regulations could limit the market for Internet-based financial services. The Company is also subject to delisting from the Nasdaq SmallCap Market due its negative shareholders’ equity and recent financial performance. The Company has submitted a Plan to Nasdaq to comply with the Nasdaq maintenance requirements; however, there is no guarantee the Company will be able to comply with the listing requirements in time to prevent a possible delisting of the Company’s stock.

Teknowledge’s products must integrate with complex data processing systems

        Teknowledge’s solutions must integrate with complex data processing systems at our customer’s facilities. The Company generally recognizes revenue on a percentage-of-completion basis, so its revenue is often dependent on its ability to complete implementations within the time periods that are established for its projects. Teknowledge relies on a combination of internal implementation teams and outsourced implementation teams for its implementations. If these teams encounter significant delays in implementing the Company’s solutions for a customer or fail to implement the solutions effectively or at all at a customer’s facility, the Company may not be able to recognize any revenue from the contract or be required to recognize a loss from the contract, if revised project cost estimates exceed revenue from the contract. In addition, Teknowledge may incur monetary damages or penalties if we are not successful in completing projects on schedule.

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

Teknowledge may not adequately defend against unauthorized use of its proprietary technology

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

Service revenue is dependent on government-sponsored contract R&D

        The majority of Teknowledge’s service revenue was derived from government-sponsored contract R&D projects, and the Company has historically been profitable in that business. However, current backlog is low, and dependence on R&D contracts can be risky because the contracts are subject to administrative, legislative, and political interruptions, which may jeopardize the flow of funds. There can be no assurance that the government will continue to seek services at the current level in the future. Although the Company expected an increase in proposals related to homeland security in 2004, the level of requests for software R&D proposals was lower than expected. There can be no assurance there will be an increase in software R&D proposals in 2005. The Company faces increased competition for government projects and this may continue until the general economy improves.

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

Teknowledge’s success depends on retaining sufficient technical staff and attracting additional technical staff

        The Company recognizes that the loss of one or more key management and technical personnel, who are employed on an at-will basis, could adversely affect aspects of the Company’s business. The Company relies on its executives and business managers for the acquisition and negotiation of new business, the management of services contracts and product development, and the management of ongoing operations. A proportion of the technical support base for operations is provided by outside consultants, and it is anticipated that this trend will continue in the future. The Company spent approximately $175,000 on billable subcontractors in the first quarter of 2005 compared to $256,000 in 2004. The use of outside consultants allows the Company to expand or constrict its operations quickly both inside and outside the U.S.

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

Item 3. Controls And Procedures

        (a)  Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer evaluated our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this quarterly report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

        (b)  Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

        The Attorneys subsequently filed a Complaint on July 16, 2003 in the United States District Court for the District of Northern California and named Yahoo! Inc., Microsoft Corporation, and AOL Time Warner, Inc as defendants. The Complaint stated a claim for patent infringement of the ‘175 patent and sought reasonable royalties. The claims asserted in this complaint concern the alert and notification features of the ‘175 patent, which can be utilized to deliver alerts to users concerning changes to data items of interest on a web page or availability of software updates.

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

Item 6. Exhibits

(a)     Exhibits:

        Set forth below is a list of all exhibits filed herewith or incorporated by reference as part of this Quarterly Report on Form 10–QSB.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002, dated May 16, 2005.

31.2	Certification of Principal Financial Officer pursuant to rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002, dated May 16, 2005.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 16, 2005.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 16, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 16, 2005	Teknowledge Corporation
(Registrant)

By: /s/ Neil A. Jacobstein
Neil A. Jacobstein
Chairman of the Board of Directors
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on May 16, 2005.

/s/ Neil A. Jacobstein	Chairman of the Board of Directors,	May 16, 2005
Neil A. Jacobstein	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Dennis A. Bugbee	Vice President Finance,	May 16, 2005
Dennis A. Bugbee	Chief Financial Officer
(Principal Financial and Accounting Officer)