Form 10KSB/A
period 2003-12-31
TEKNOWLEDGE CORP
filed 2005-07-29
CIK 716214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB/A
Amendment No. 3

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

Website Access to Reports.

         The Company’s filings with the Securities and Exchange Commission, including its Annual Reports on From 10-KSB, its Quarterly Reports on Form 10-QSB and its Current Reports on Form 8-K, including amendments thereto, are made available as soon as reasonably practicable after such material is electronically filed with the SEC. These filings can be accessed free of charge at the SEC’s website at http://www.sec.gov

EXPLANATORY NOTE.
This Form 10-KSB/A amends the Form 10-KSB filed by Teknowledge Corporation with the Securities and Exchange Commission on March 30, 2004, to update Part II, Item 8A. In addition, in connection with the filing of this Amendment No. 3 to the Item 8A of the annual report on Form 10-KSB and pursuant to Rule 12b-15, the Company is including certain currently dated certifications. The remainder of the annual report on Form 10-KSB filed on March 30, 2004, as amended to date, remains unchanged.

1

PART II

Item 8A. Controls And Procedures

(a)     Evaluation of disclosure controls and procedures. Our principal executive officer and principal financial officer designed our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this annual report. Based on this evaluation, our principal executive officer and principal financial officer concluded that these disclosure controls and procedures are effective and designed to ensure that the information required to be disclosed in our reports filed or submitted under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the requisite time periods.

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

The design of any system of controls is based in part upon certain assumptions about the likelihood of future events; however, they are designed to provide reasonable assurance that the controls and procedures will meet their objectives. There can be no guarantee, however, that any design will succeed in achieving its stated goals under all potential future conditions, and over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

(b)     Changes in internal control.. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during our fourth quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 6. Exhibits

(a)     Exhibits:

        Set forth below is a list of all exhibits filed herewith or incorporated by reference as part of this Amendment No. 3.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002, dated July 29, 2005.

31.2	Certification of Principal Financial Officer pursuant to rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002, dated July 29, 2005.

SIGNATURES

                In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teknowledge Corporation

Date: July 29, 2005	By:/s/ Neil A. Jacobstein
Neil A. Jacobstein
Chairman of the Board of Directors
and Chief Executive Officer

                Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Neil A. Jacobstein	Chairman of the Board of Directors	July 29, 2005
Neil A. Jacobstein	and Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis A. Bugbee	Vice President Finance,	July 29, 2005
Dennis A. Bugbee	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Benedict O'Mahoney	Director, Vice President,	July 29, 2005
Benedict O'Mahoney	Administration and Legal Affairs

/s/ Lawrence Druffel	Director	July 29, 2005
Lawrence Druffel

/s/ General Robert T. Marsh	Director	July 29, 2005
General Robert T. Marsh (Ret.)

4