Form 10QSB
period 2005-06-30
TEKNOWLEDGE CORP
filed 2005-08-15
CIK 716214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

     (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 15, 2005

Common Stock, $0.01 par value	5,735,754

TABLE OF CONTENTS

			Page No.
	PART I.	FINANCIAL INFORMATION

Item 1.		Unaudited Condensed Financial Statements

		Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004	3

		Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
		for the three and six months ended June 30, 2005 and 2004	4

		Condensed Consolidated Statements of Cash Flows for six months ended
		June 30, 2005 and 2004	5

		Notes to the Condensed Consolidated Financial Statements	6

Item 2.		Management's Discussion and Analysis of Financial Condition and Results of
		Operations	12

Item 3.		Controls and Procedures	26

	PART II.	OTHER INFORMATION

Item 1.		Legal Proceedings	27

Item 6.		Exhibits and Reports on Form 8-K	28

Signatures			29

Exhibits 31.1 and 31.2	30

Exhibits 32.1 and 32.2	32

PART I. FINANCIAL INFORMATION
TEKNOWLEDGE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$90,446	$161,171
Receivables:
Billed, net of allowance of $27,886 and $33,266, respectively	568,797	766,388
Unbilled	627,822	1,095,026

Total receivables	1,196,619	1,861,414

Prepaids and other current assets	124,069	112,297

Total current assets	1,411,134	2,134,882

Capitalized software development costs, net of accumulated
amortization of $7,625,777 and $7,564,692, respectively	2,096,744	1,750,620
Fixed assets, at cost
Computer and other equipment	3,274,176	3,628,055
Furniture and fixtures	36,803	130,218
Leasehold improvements	805,188	849,960

	4,116,167	4,608,233
Less: Accumulated depreciation and amortization	(4,088,625)	(4,531,964)

	27,542	76,269

Total assets	$3,535,420	$3,961,771

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$2,086,024	$1,665,209
Line of credit	675,382	864,841
Payroll and related liabilities	284,992	420,222
Government rate reserve	2,349,476	2,335,476
Other accrued liabilities	359,650	357,295

Total current liabilities	5,755,524	5,643,043

Stockholders' equity
Preferred stock, $.01 par value, authorized 2,500,000 shares
Series A Convertible Preferred Stock, none issued	-	-
Common stock, $.01 par value, authorized 25,000,000 shares,
5,735,754 shares issued and outstanding	57,358	57,358
Additional paid-in capital	1,918,305	1,904,847
Accumulated deficit since January 1, 1993
(following quasi-reorganization)	(4,195,767)	(3,643,477)

Total stockholders' deficiency	(2,220,104)	(1,681,272)

Total liabilities and stockholders' deficiency	$3,535,420	$3,961,771

        The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	(Unaudited)
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Revenues	$962,623	$2,099,034	$2,594,135	$4,258,159
Cost of revenue	778,024	1,889,205	2,010,289	3,797,730

Gross profit	184,599	209,829	583,846	460,429
Operating expenses:
General and administrative	449,492	471,956	919,384	1,021,369
Sales and marketing	36,977	109,308	81,133	195,085
Research and development	61,523	49,396	61,523	165,869

Total operating expenses	547,992	630,660	1,062,040	1,382,323

Operating income (loss)	(363,393)	(420,831)	(478,194)	(921,894)
Other income (expense), net	(53,068)	(23,195)	(74,096)	(36,307)

Income (loss) before provision for income taxes	(416,461)	(444,026)	(552,290)	(958,201)
Provision for income taxes	-	-	-	-

Net income (loss) and comprehensive (loss)	$(416,461)	$(444,026)	$(552,290)	$(958,201)

Earnings (loss) per share:
Basic	$(0.07)	$(0.08)	$(0.10)	$(0.17)

Diluted	$(0.07)	$(0.08)	$(0.10)	$(0.17)

Shares used in computing earnings (loss) per share:
Basic	5,735,754	5,735,754	5,735,754	5,735,743

Diluted	5,735,754	5,735,754	5,735,754	5,735,743

        The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$(552,290)	$(958,201)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	113,547	1,149,986
Provision for doubtful accounts	6,266	4,700
Issuance of warrants	15,509	-
Changes in assets and liabilities:
Receivables	658,529	201,226
Prepaids and other current assets	(13,823)	14,926
Accounts payable	420,815	(93,265)
Accrued liabilities	(118,874	(18,719)

Net cash provided by operating activities	529,679	300,653

Cash flows from investing activities:
Capitalization of software development costs	(407,210)	(796,555)
Purchases of fixed assets	(3,735)	(16,101)

Net cash used in investing activities	(410,945)	(812,656)

Cash flows from financing activities:
Proceeds from the issuance of common stock	-	1,075
Net repayments against line of credit	(189,459)	(543,001)
Proceeds from term loan	-	1,000,000

Net cash provided by (used in) financing activities	(189,459)	458,074

Net decrease in cash and cash equivalents	(70,725)	(53,929)
Cash and cash equivalents at the beginning of period	161,171	1,045,402

Cash and cash equivalents at the end of period	$90,446	$991,473

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$42,923	$42,470

        The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2005

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

2.     Accounts receivable

                Historically, the majority of the Company’s accounts receivable are from the Federal Government, with most of the remainder from financial services companies. This varies, depending on periodic fluctuations in government contracts and financial services integration projects. Patents and technology licenses are now significant, but less predictable sources of accounts receivable. Credit is extended based on evaluation of a customers’ financial condition, and collateral is not generally required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company has not experienced a credit loss from a government customer nor does it anticipate such losses, and has not provided an allowance for doubtful accounts against government receivables.

3.      Capitalized software development costs

                Teknowledge capitalizes software development costs once technological feasibility is reached and continuing until general availability of the product. During the three months ended June 30, 2005 and 2004, software development costs of $173,000 and $454,000 were capitalized respectively. Amortization costs were $59,000 for the three months ended June 30, 2005 and $553,000 for the three months ended June 30, 2004. The Company’s policy is to amortize capitalized software development costs by the greater of (a) the ratio of current gross revenues for a product to anticipated gross revenues over the estimated life of that product, or (b) the straight-line method over the estimated economic life of the product, which is estimated at three years. The Company capitalizes software development costs in anticipation of future revenue principally from the sale of TekPortal licenses, maintenance, and related services. 2005 revenues from license and maintenance sales have exceeded 2005 capitalized costs by a small margin. Based on current projections, future license revenues are expected to increase in the next twelve months, but with variable results per quarter, depending on specific sales outcomes. License sales of TekPortal product plus maintenance in the second quarter of 2005 were $236,000 compared to $341,000 in the second quarter of 2004. Management evaluates the financial performance of its TekPortal software at least quarterly to measure the performance against plan objectives and specific sales prospects. This is to ensure that these software development costs are being recorded at the lower of unamortized cost or net realizable value.

4.     Earnings (Loss) Per Share

                Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares of outstanding common stock plus the effect of potentially dilutive common stock securities during the period. Potentially dilutive securities consist of shares issuable upon the exercise of outstanding common stock options and warrants. All potentially dilutive securities have been excluded from the calculation of the net loss per share for the three-month period ended June 30, 2005 and 2004, as their inclusion would be anti-dilutive.

                Diluted earnings (loss) per share for the three–month periods ended June 30, 2005 and 2004 as well as the three–month period ended June 30, 2004 excludes the effect of out–of–the–money stock options, as their inclusion would be anti–dilutive. The number of out–of–the–money stock options excluded for the three–month periods ended June 30, 2005 and 2004 was 1,001,850 and 685,221, respectively. The number of warrants to purchase common stock that were excluded from the quarter ended June 30, 2005 and 2004 were 86,750 and 30,000, respectively.

                A summary of the earnings (loss) per share calculation for the three-month periods ended June 30, 2005 and 2004 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Basic earnings (loss) per share:
Net income (loss)	$(416)	$(444)	$(552)	$(958)

Weighted average common shares	5,736	5,736	5,736	5,736

Basic earnings (loss) per share	$(0.07)	$(0.08)	$(0.10)	$(0.17)

Diluted earnings (loss) per share:
Net income (loss)	$(416)	$(444)	$(552)	$(958)

Weighted average common shares	5,736	5,736	5,736	5,736
Potentially dilutive potential
common shares from stock options

Diluted weighted average common shares	5,736	5,736	5,736	5,736

Diluted earnings (loss) per share	$(0.07)	$(0.08)	$(0.10)	$(0.17)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Net income (loss), as reported	$(416)	$(444)	$(552)	$(958)

Deduct: Total stock-based employee
compensation expense determined under
fair value based method for awards
granted, modified or settled	(26)	(76)	(38)	(150)

Pro forma net income (loss)	$(442)	$(520)	$(590)	$(1,108)

Earnings (loss) per share:
Basic - as reported	$(0.07)	$(0.08)	$(0.10)	$(0.17)
Basic - pro forma	$(0.08)	$(0.09)	$(0.10)	$(0.19)

Diluted - as reported	$(0.07)	$(0.08)	$(0.10)	$(0.17)
Diluted - pro forma	$(0.08)	$(0.09)	$(0.10)	$(0.19)

6.     Revenue Recognition

                    The Company derives revenue from research and development contracts (“Contract R&D”) with the U.S. Government and from sales of software products and services for its Financial Solutions, and Patent and Technology Licensing.

                   (a)  Contract Revenue

                    The Company principally uses the percentage-of-completion method of accounting for contract revenues for both government and commercial projects. The percentage-of-completion method is based on total costs incurred to date compared with estimated total costs upon completion of contracts. The Company charges all losses on contracts to operations in the period when the loss is known. For contracts that do not meet the criteria for the percentage-of-completion method, the Company recognizes contract revenue on a completed contract basis. 15 percent of the fee for government contracts, which is approximately one percent of the total contract award, is retained and may be billed after the final indirect rates are submitted to the government. The final indirect rates are not submitted to the government until they have been reviewed and approved by the Defense Contract Audit Agency (“DCAA”). Revenue on the retained fee is recognized as earned but not billed until the final indirect rates have been approved by the DCAA. As of June 30, 2005, the Company calculated that it had approximately $310,000 of unbilled retained fees on its completed contracts that will be collected in future periods. The Company has not received final overhead rate approval from government agencies for costs incurred during the fiscal years 2001 through 2004. Accordingly, the Company has recorded a rate adjustment reserve of $2,349,000 related to potential audit agency adjustments to the Company’s indirect overhead rates.

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

Financial Information about segments (in thousands):

	Financial Solutions	Government R&D Contracts	Patent & Technology Licensing	Total
Three Months ended June 30, 2005:

Revenues	$577	$386	$-	$963

Cost of revenues	585	197	(4)	778

Gross Profit	$(8)	$189	$4	$185

Three Months ended June 30, 2004:

Revenues	$955	$1,144	$-	$2,099

Cost of revenues	1,002	887	-	1,889

Gross Profit (Loss)	$(47)	$257	$-	$210

                  Revenues from customers in the United States represented approximately 91 percent and 90 percent for the three months ended June 30, 2005 and 2004, respectively. During the three months ended June 30, 2005, approximately 31 percent of total revenue was attributed to one agency of the Federal government. No commercial customer had greater than 10 percent of total revenues.

	Financial Solutions	Government R&D Contracts	Patent & Technology Licensing	Total
Six Months ended June 30, 2005:

Revenues	$1,199	$1,180	$215	$2,594

Cost of revenues	1,167	716	127	2,010

Gross Profit	$32	$464	$88	$584

Six Months ended June 30, 2004:

Revenues	$1,835	$2,423	$-	$4,258

Cost of revenues	1,995	1,803	-	3,798

Gross Profit (Loss)	$(160)	$620	$-	$460

                    Revenues from customers in the United States of America represented approximately 91 percent and 93 percent for the six-months ended June 30, 2005 and 2004, respectively. During the six months ended June 30, 2005, approximately 38 percent of the total revenue, and 12 percent of total accounts receivable, was attributed to one agency of the Federal government. No commercial customer had greater than 10 percent of total revenues.

8.     Line of Credit and Financing

                On June 30, 2005, the Company entered into a new agreement with Bridge Bank, N.A. for a non-formula based loan facility (“bridge advance”) of $700,000 that expires on August 31, 2005. The Company requested this facility while it pursues various options to supplement the Company’s cash reserves. During the loan period the Company will incur a monthly processing fee of $40,000 for June, $50,000 for July, and $60,000 for August, depending on how long the loan is outstanding. During the period the Company is eligible for the bridge advance, it may not increase its borrowing facility above $1,300,000 (the credit limit of $ 2 million minus the bridge advance). During the period of the advance, the Company is not required to pay back its accounts receivable-based facility if the balance drops below the prescribed support level. Teknowledge is subject to significant additional fees if the loan is not retired by August 31, 2005. The Company also reduced the total amount of its facility with the bank to $2,000,000 to save annual administrative fees. As a further condition of this agreement, the Company granted the bank warrants to purchase 30,000 shares of stock at $0.52 per share that are exercisable one year from the date of the agreement.

                    On March 28, 2005, the Company amended its facility with the lender and was granted a waiver for certain loan covenants violations as of December 31, 2004. Due to the Company’s risk profile, the lender increased the interest rate on the line of credit from 3 to 6 percent over the Wall Street Journal Prime rate (“WSJP”). At June 2005, the outstanding balance on the line of credit was $675,000 compared to $960,000 at June 30, 2004. The Company’s potential borrowing capacity fluctuates based on the amount of accounts receivable generated from revenues. At June 30, 2005, the Company had utilized all of its available borrowing capacity under this facility.

                    Effective September 1, 2004, the financial agreement between Teknowledge and the lender bank was modified to include the following changes: 1) the interest rate on the receivables facility was increased from 2 to 3 percent over the WSJP, 2) the cash support level the Company is required to maintain for the term loan was raised from 75 to 100 percent, and 3) to supplement its existing cash reserves, the Company was required by the lender to secure a cash infusion of at least $1,000,000 by December 31, 2004. Subsequent to the effective date of the new agreement, Teknowledge concluded two IP licensing activities totaling $1,000,000. In addition to periodic reporting requirements, Teknowledge is also required to provide to the lender a near term quarterly income forecast that it is required to achieve with no greater than 20 percent variance to the plan.

                    Effective March 28, 2004, the Company renewed its line of credit. The new agreement extends the term of the line from one year to two years ending March 28, 2006 and increases the total credit limit from $3,000,000 to $4,000,000, and includes a $1,000,000 term loan facility. The line operates as a revolving line of credit and the Company’s intent is to repay borrowings as funds are available. Under the March 28, 2004 revolving credit arrangement, the Company may borrow a maximum of the lesser of $3,000,000 or 80 percent of eligible receivables at an initial rate of 2.0 percent over the Wall Street Journal prime interest rate (currently 6.50 percent) with a floor of 4.25 percent. The line includes select financial covenants tied principally to net income projections in the next two years. The financing provided by the lender bank is collateralized by the assets of the Company. In conjunction with the credit line, the Company requested and received a $1,000,000 term loan sub-facility. The term loan is for a two-year term ending March 27, 2006 at an initial interest rate of 3.0 percent over the Wall Street Journal prime rate with a floor of 4.25 percent. The Company borrowed $1,000,000 against the term loan facility in the first quarter of 2004 and paid it back in subsequent quarters.

                In connection with the credit facilities dated March 28, 2003 and 2004 and the amended facilities of September 1, 2004 and March 28, 2005, the Company granted four warrants totaling 86,750 shares in increments of 15,000 shares each, except for the March 28, 2005 amount of 11,750 shares and the June 14, 2005 grant of 30,000 shares, to the lender of Common Stock at exercise prices of $3.00, $7.00, $2.50, $1.50, and $0.52 per share, respectively. The warrants are exercisable in whole or in part one year after the first anniversary of the grant date and until the end of the five-year term.

9.      Going Concern

                Due to our present financial condition and the risks associated with our business plans, there is substantial doubt as to our ability to continue as a going concern.  The Company incurred significant losses during the year ended December 31, 2004, and has an accumulated stockholders’ deficit of $2,220,104 as of June 30, 2005. The Company has accumulated a net loss of $552,290 through the second quarter of 2005. The Company has utilized all of its available credit with the bank as of July 31, 2005. The Company currently believes that its continued negative cash flows from operations coupled with the on-going quarterly obligations would require that it obtain immediate additional financing if the bank financing facilities were to become unavailable. The Company is seeking a cash infusion from equity financing, and it is pursuing intellectual property settlements with several parties. It is also pursuing the sale of a key technology asset, patent, merger, license, or component of Financial Solutions software that would permit the Company to operate, but there can be no guarantee that any of these events will occur in time or at all, or will be in an amount sufficient to sustain continuing operations. The Company believes that working capital at June 30, 2005 will be insufficient to meet the business objectives as currently structured and without a cash infusion from any of the named sources Teknowledge’s cash reserves could be exhausted within one month of the filing of this report.

                If the Company is not able to obtain a short-term cash infusion, it would most likely have insufficient cash to pay its obligations and be unable to meet its ongoing operating obligations as they come due in the ordinary course of business. As a result, it may be required to seek protection under applicable bankruptcy laws. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

Forward Looking Statements

                The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Forward-looking statements made in this report relate to cash reserves required to support ongoing operations, commercial revenue increases and backlog, new business opportunities, demand for aggregation software and services, generation of revenue from intellectual property and the value of the Company’s patent portfolio, counter-terrorism applications, market acceptance of the Company’s products and services, demand for the Company’s products and services by the government, employees and management, patent and technology licensing, intent to broaden customer base, plans to develop new products and services, effectiveness of security measures, as well as expected revenue, cash and profitability, ability to realize backlog, recoverability of capitalized software, availability of equity capital and financing, effects of competition, research and development, consolidation in the financial services industry, government regulation, collections on customer receivables, and effects of recently-issued accounting pronouncements. All forward-looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward-looking statements contained herein as a result of competition, general or financial services market conditions, government agency funding limitations, other factors relating to government contracting including overhead rate determination; the ability to attract and retain technical and management personnel, commercial opportunities, financing, and other factors described in “Certain Risk Factors That May Affect Future Results of Operations and/or Stock Price,” and in other documents we file with the Securities and Exchange Commission. Unless required by law, we do not undertake any obligation to update any forward-looking statements or risk factors.

Overview of Significant Matters

Financial Position

                This section updates the assessment of our opportunities included in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2004 and our Form 10-QSB for the first quarter of 2005. The potential risks facing our business are discussed in the risk section below. We outline the opportunities by segment in this section. Most of these opportunities depend on the Company raising additional cash to continue operations or completing complex capital-raising transactions. The alternative possibilities for doing this are discussed in the Opportunities to Improve Our Cash Position section at the end of the discussion of opportunities.

                The Company experienced a decline in revenue over the past several months and had a net loss of $416,000 in the second quarter of 2005. The Company needs to raise cash in the near future, and we have followed through on our activities related to additional patent related licensing revenues, pursuing technology sales or licensing, lining up equity financing, and exploring the sale of a product or business line in order to raise cash. We believe that we have made significant progress on these fronts, but have no definitive agreement to announce at this time. If we are unable to raise cash or increase revenues to a sufficient level, we may be required to cease operations and seek protection under available bankruptcy laws. As a result of these factors, our auditors report on our financial statements for the 2004 fiscal year contained an emphasis paragraph regarding uncertainties relating to our ability to continue as a going concern. These matters, and opportunities for resolving them, are discussed further in this report and in Note 9 to our consolidated financial statements included in this Form 10-QSB.

Government R&D Contracts

                Teknowledge’s Government R&D Contracts segment works in cutting edge research areas with significant application potential. The techniques for managing knowledge systematically have progressed significantly in the past two decades, but we have a long way to go to unlock the business potential of systems that encode and process knowledge. The World Wide Web provides a high-powered distribution mechanism for these technologies, and much of the work Teknowledge does is focused on leveraging web-based opportunities. However, knowledge is still managed haphazardly in most large organizations, with rapid change and turnover taking a toll on productivity. Today, computers mostly respond to us by executing our commands, rather than as interactive colleagues or associates that model who we are, the application domains that we work in, or the generic tasks that we perform. Teknowledge has been developing systems that address some of these features in web-based tutoring and semantic search application domains. This remains a fruitful research area, and a substantial long-term opportunity for our business.

                Teknowledge has been executing a Phase I DARPA Small Business Innovation Research (SBIR) contract it won in 2004 to develop a prototype of a deductive spreadsheet that adds symbolic or concept processing to commercial spreadsheets like Microsoft Excel®. We believe this is an exciting proposition in a society where many people are uncomfortable with mathematical thinking, or combining equations with qualitative reasoning. Teknowledge’s prototype spreadsheet is able to solve problems with nonmathematical concepts that embody nouns, verbs, plans and constraints. This is potentially a big opportunity, with significant application specializations and extensions. Teknowledge has already built a demonstration system, and it has applied for a Phase II SBIR grant. There are opportunities to commercialize this technology as a plug-in application to Excel. Consistent with our evolving business model for leveraging selectively the software developed under R&D contracts, we would anticipate licensing the technology to one or more large companies that have significant sales pull, customer base, and marketing muscle.

                Some of Teknowledge’s software development is supported by competitive contracts from the most sophisticated R&D sponsors in the world. Specifically, Teknowledge continues to improve its software wrappers, which have many security applications in protecting computers from new worms and viruses that may not have a known signature in an antivirus database. The Company has also developed a Standard Upper Ontology and a Middle Ontology. These are ways of expressing knowledge formally that can be specialized for sophisticated semantic search solutions on the web, as well as computer based problem solving and training solutions. Teknowledge continues to strengthen its model-based software capabilities, which can be used to design and configure software components to support target models of configurable products such as software radios and component software systems. The Company is completing prototype training software functionality that includes probabilistic Bayesian belief networks for modeling students or game users based on an analysis of their interactions with the computer. These and other R&D software capabilities put Teknowledge in a position to utilize next-generation functionality as infrastructure for government contracts, as well as potential commercial products, licenses, and applications.

                Teknowledge is engaged in a pilot test of its safe software wrappers at a customer site. Safe software wrappers encapsulate software modules, monitor their outputs and provide reporting and control over interfaces to other system resources. This software is more than a prototype and less mature than a product. It has many potential applications, including the ability to “lockdown” a set of corporate computers and protects them from new viruses and worms that initially have no known operational signature. This system can monitor critical resources, identify potentially harmful instructions, and lock down selectively the access to critical resources. Teknowledge developed this capability several years ago, and has been steadily improving it in new applications. If the pilot test goes well, we anticipate receiving additional contracts to deliver this system to the government and possibly to large institutions in the commercial sector. This system could be used specifically to wrap email clients such as Microsoft Outlook® and prevent attached viruses and worms from executing malicious instructions on the client machine.

                Teknowledge has deployed TekPortal software in application domains that have both commercial and government applications. A customer is sponsoring a project to use TekPortal software to aggregate images from multiple photo web sites. This application also has significance for aggregating images of potential terrorists and making them available to one or more agency web sites, with a variety of tools and permissions. There are also potential opportunities to leverage TekPortal in government contract work that aggregates financial and other information for carefully selected targets.

               Teknowledge generated $386,000 in government contract R&D revenue in the second quarter of 2005, compared to $1,144,000 in the second quarter of 2004. Most of this decrease was due to considerably lower backlog in 2005 and increased competition for government contracts. Replacing these large contracts immediately is difficult due to long lead-times and potential funding delays. Teknowledge has submitted several new contract proposals to the government, which may or may not result in new awards. There are some signs of long-term improvement in new software R&D opportunities going forward, including semantic web systems that utilize artificial intelligence techniques, advanced cyber security applications that leverage our software wrapper technology, and software systems that learn. In addition, we have launched a multi-year federal systems strategy to expand beyond contract R&D into integrating application solutions that can be fielded. The contract opportunities are much larger for integrated application solutions. The product potential is greater utilizing proven contract deliverables for fielded applications. In addition, there are far more government customers available for solution-oriented application integration than for R&D. The rewards may be greater in the applications solutions market, but it will take three to six months to get positioned to win new application integration contracts awards, and awards take months to turn into funded contracts. In addition, our current adverse financial position may limit our ability to qualify for new prime contracts. In spite of this, we will continue to propose both prime and subcontracts, and to deliver on R&D. While there may be a temporary decrease in government revenues, we believe that by addressing our financial position, and writing competitive proposals for larger deployment programs, over time Teknowledge’s government sponsored applications development contracts business may expand into a considerably larger business than the Company’s entire small business operations today.

Financial Solutions

        Financial Solutions revenues for the second quarter of 2005 were down from the previous year. Teknowledge’s tight cash reserves and weak balance sheet are public knowledge, and have made potential large new bank customers hesitant to adopt our software. However, we believe we have good software, excellent integration services, and strong customer references. This is an opportunity for us and our partners to leverage our customer base of financial institutions with an expanded ecosystem of products and services related to the TekPortal platform.

        Teknowledge’s Financial Solutions business is now offering a more comprehensive suite of TekPortal products. This suite includes an aggregation platform, an OFX product to link aggregated data to Quicken and Money desktop client software, Account Opening and Identity Verification software, and an ACH Transfer product to enable user-initiated money transfers from account to account. Teknowledge has been able to add new bank customers primarily through large financial services provider partners it won previously. These partners are now utilizing TekPortal, and have already deployed the software for several of their customers. Teknowledge has several large and strong customer reference accounts, including two top-ten domestic banks. Adoption of new classes of software, however compelling, typically does take longer than expected. In the mean time, the Company continues to lose money in this segment. Teknowledge has further streamlined its operations and is actively looking for new ways to leverage its investment in TekPortal software through partner relationships.

        The TekPortal Account Opening application service provider business had been increasing recently. This was due primarily to a few large banks partnered with our application service provider partners. These banks are offering aggressive interest rates that have induced people to switch from other banks and open new accounts. The banks are using TekPortal Account Opening software to sign up these new customers. The sign up volumes for one of these banks that had been driving growth leveled off in the second quarter. Growing this business significantly will depend on additional banks signing up for the account opening service through our partners.

                Offering aggregation software alone did not enable banks to easily generate revenues from aggregation. The banks might like to offer customers aggregation as a new value-added service, but they tend to treat it as an optional customer relationship management tool – unless they can link it with immediate and quantifiable return on investment. Aggregation software needs to be coupled with value-added software modules that harvest the aggregated data and provide banks with potential cost reductions and a new revenue stream. Teknowledge began enabling this with its TekPortal OFX and ACH Transfers software modules, focusing on solutions that enhance the customer experience and services revenues, resulting in direct returns to the financial institution. However, the cost of building out this software based is high, as is evidenced by our large software amortization expenses and negative gross margins.

                Teknowledge continues to invest in its ACH Transfer software because it appears that banks and other financial institutions can generate additional revenue by installing it and offering this capability to their customers. Independent research reports by Celent and others suggest that the market is likely to be strong and growing for account-to-account funds transfer software. It is still too early to determine the future demand for our ACH Transfers product. However, the value of ACH Transfers to the banks is quantifiable, both in terms of cost savings and transaction fees that generate revenue. The penetration of OFX and ACH Transfer software is still at the early adopter stage in the financial services industry. The Company released a new version of the TekPortal ACH Transfer module in the second quarter of 2005. This upgrade provides new functionality and performance. The ACH Transfers market is growing substantially, but to capture a large share of it, Teknowledge will need either to leverage its partner’s larger size, or address its balance sheet and cash position.

Patents and Technology Licensing

                During the last twelve months, Teknowledge demonstrated the value of its patent portfolio by obtaining $1,215,000 in patent licenses as the result of settlements. Management believes that these settlement numbers were low, necessitated by Teknowledge’s cash position. However, the results speak to real value in the #6,029,175 (“Hotbox”) patent. Our patent lawsuits against Inktomi, Akamai, and Cable & Wireless were related to the information caching claims in the Hotbox patent titled: “Automatic Detection of Changed Files By A Network Software Agent.” This patent also has claims in the area of information alerts. Teknowledge sued Microsoft, Yahoo, and AOL/Time Warner for infringing on the alerts related claims in the Hotbox patent. Teknowledge settled all of its extant patent lawsuits. That case is described in the legal section.

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

                Teknowledge is considering the following actions to increase the Company’s cash resources and improve its balance sheet. First, we continue to decrease our non-essential operating expenses in 2005, but we have to be careful we don’t cut into our core capabilities. Second, we are exploring deeper relationships with several of our partners, including potential investment, joint venture, or sale of an operating segment, product line, or the entire Company. Third, Teknowledge may sell a key technology asset, such as one or more patents, components of its Financial Solutions software, its Safe Software Wrappers technology, or other software. These sales could permit the Company to operate, and build or acquire additional new lines of business. Fourth, the Company could potentially buy a smaller private company that comes with an equity investment in the combined company. Fifth, we continue to meet with qualified investors to explore the possibility of an equity investment. Given the relatively small size of Teknowledge, any one or a combination of these actions could make a significant difference to the Company’s financial position.

Results of Operations

Three months ended June 30, 2005 and 2004

Revenues

                Revenues for the three months ended June 30, 2005 were $963,000, compared to $2,099,000 for the three months ended June 30, 2004. Revenues from Financial Solutions accounted for 60 percent of total revenues compared to 44 percent for the comparable period in 2004. Revenue from government contract R&D was 40 percent of total revenue in the three months ended June 30, 2005, compared to 54 percent in the second quarter of 2004. There was no Patent and IP licensing revenue in the second quarter of 2005.

                Government contract R&D revenue for the three months ended June 30, 2005 was $386,000, a 66 percent decrease in revenue from $1,144,000 in the comparable quarter in 2004. The decrease in government revenue of $758,000 is attributed a decline in contracts awarded to the Company from the first quarter of 2004 coupled with the termination of a government contract in the first quarter of 2005. This contract required specialized and cleared personnel to be available at a remote location. The Company is currently in a hiatus period between funding increments on one government contract and additional funding is not expected until the fall. The Company is seeking new government contracts to replace the government contracts that ended in 2004-2005 and has submitted several proposals to the government that are under review. The Company expects improved government revenues after the start of the new government fiscal year in October 2005; however, there can be no assurance the funds will be available at that time.

                Financial Solutions revenue for the three months ended June 30, 2005 were $577,000, compared to $928,000 in revenue in the comparable quarter in 2004. Potential customers seem reluctant to sign up for new business until the Company’s financial performance improves. Most service work is preformed at existing customers sites. Financial Solutions revenues from license sales to customers were $87,000, compared to $162,000 in 2004. The Company believes near term Financial Systems revenues will be volatile until financial conditions improve. During the second quarter of 2004, the Company recorded $30,000 of revenue from firewall technology sales.

                In addition to product license and service opportunities, the Company is actively pursuing patent and technology licensing agreements with large companies that may be infringing on the Company’s patents. During the second quarter of 2005 and 2004, the Company did not record a patent and technology sale, although it did conclude a licensing agreement of $215,000 in the first quarter of 2005. The Company anticipates additional proceeds from technology licensing agreements in 2005. Since July 1, 2004, the Company has recorded $1,215,000 of revenues from IP settlements. [See Item 1. of Part II Legal Proceedings.]

                Revenues from the Financial Solutions and Patent and Licensing combined segments exceeded the revenue from the government segment in the second quarter of 2005. This trend is likely to continue until the government backlog rebounds to pre-2005 levels with the addition of new contract work. The Company anticipates that during the fiscal year 2005 the segment with the most revenue may fluctuate from quarter to quarter, depending on the specifics of business opportunities, contract wins, market cycles, and intellectual property settlements or rulings.

Costs and Expenses

                Cost of revenues was $778,000 for the three months ended June 30, 2005, compared to $1,889,000 for the three months ended June 30, 2004. Total cost of revenues declined $1,111,000 between periods as the Company adjusted its cost base for the decline in contract work. In the second quarter of 2005, the Company spent $457,000 less on labor and labor related costs, $85,000 less on office rent, and $494,000 less on software amortization. The Company plans to contain its spending until it can improve its overall backlog. Cost of revenues as a percentage of total revenues reflects the decline in contract revenues. Because of a write down of unamortized software assets at December 31, 2004 of $1,753,000, amortization costs for the second quarter of 2005 were $59,000, compared to $553,000 in the second quarter of 2004. At June 30, 2005, the Company had $2,097,000 of unamortized software development costs for TekPortal V3.2 & V3.3. The Company began amortization V3.2 in June over a thirty-six month period. Excluding new software development costs, the expected non-cash amortization expenses for the next four quarters are projected to be:

	Q3-05	Q4-05	Q1-06	Q2-06
Amortization expense	$174,000	$174,000	$174,000	$174,000

                General and administrative (“G&A”) expenses were $449,000 for the three months ended June 30, 2005, compared to $472,000 for the three months ended June 30, 2004. The decrease of $23,000 in general and administrative costs is primarily the result of a decrease in labor and labor related costs. G&A expenses in the third quarter of 2005 are expected to increase because of bank fees for loan services. General and administrative expenses for the three months ended June 30, 2005 were 47 percent of total revenue compared to 22 percent of total revenue for the three months ended June 30, 2004. Even though G&A expenses fell from the comparable period, they were adversely impacted by the revenue decline and this is reflected in the increase in comparable percentages.

                Sales and marketing expenses were $37,000 for the three months ended June 30, 2005, compared to $109,000 for the three months ended June 30, 2004. The drop in overall expenses is attributed to a reduction in labor and labor related expenses associated with direct sales and marketing activities. Until the backlog improves, the Company intends to focus on bid & proposal and technical support activities. Sales and marketing expenses for the three months ended June 30, 2005 were 4 percent of total revenue compared to 5 percent of total revenue for the three months ended June 30, 2004. Sales and marketing expenses are expected to grow in proportion to the growth in Financial Systems revenues in the future.

                The Company sponsored internal R&D expenses were $62,000 for the three months ended June 30, 2005, compared to $49,000 for the three months ended June 30, 2004. The Company diverted some of its normally billable government staff to R&D activities until it receives more government funding. In addition to the government sponsored research and development, Teknowledge invested $173,000, compared to $454,000 in 2004, in the internal development of TekPortal software that was capitalized. R&D expenses for the three months ended June 30, 2005 and 2004 were 6 percent and 2 percent of total revenue, respectively.

Six months ended June 30, 2005 and 2004

Revenues

        Revenues for the six months ended June 30, 2005 were $2,594,000, compared to $4,258,000 for the six months ended June 30, 2004. Revenue from Financial Systems was 46 percent of total revenues compared to 21 percent for the comparable period in 2004. Revenue from government contract R&D was 46 percent of total revenue in the six months ended June 30, 2005, compared to 79 percent for the comparable period in 2004. 8% of 2005 revenue is from Patent and IP licensing.

        Government contract R&D revenue for the six months ended June 30, 2005 was $1,180,000, a 51 percent decrease in revenue from the comparable quarter in 2004. The decline in government revenues is attributed to a decline in backlog from the comparable period. The Company was unsuccessful in replacing contracts that ended in 2004-2005 with new contract work. The Company proposed several new contracts to the government in the second quarter of 2005 that are expected to provide additional revenues in the fourth quarter.

        Financial Solutions revenues for the six months ended June 30, 2005 were $1,199,000 compared to $1,805,00 in the comparable period in 2004. Commercial revenues from license sales to customers were $109,000 for the six months end June 30, 2005, compared to $173,000 in the same period in 2004. Based on a review of the commercial pipeline, the Company believes near term revenues are expected to be volatile until the Company’s financial condition improves. During the first half of 2004, the Company recorded $30,000 of revenue from firewall technology sales.

        In addition to product license and service opportunities, the Company is actively pursuing patent and technology licensing agreements with large companies that may be infringing on the Company’s patents. During the second quarter of 2005 and 2004, the Company did not record a patent and technology sale, although it did conclude a licensing agreement of $215,000 in the first quarter of 2005. The Company anticipates additional proceeds from technology licensing agreements in 2005. Since July 1, 2004, the Company has recorded $1,215,000 of revenues from IP settlements. [See Item 1. of Part II Legal Proceedings.]

Costs and Expenses

        Cost of revenues decreased 47 percent to $2,010,000 for the six months ended June 30, 2005, compared to $3,798,000 for the six months ended June 30, 2004. Cost of revenues was 77 percent of total revenues for the six months ended June 30, 2005, compared to 89 percent for the six months ended June 30, 2004. In the first half of 2005, the Company spent $180,000 less on subcontractors, $712,000 less on labor and labor related costs, and $1,045,000 less on product amortization. The decrease in cost of revenues as a percentage of total revenues is attributed primarily to a decline in software amortization costs between comparable periods. Non-cash amortization charges from previously capitalized development costs were not a significant cost during the period because $1,753,000 of previously capitalized costs was written off at December 31, 2004. Due to less government contract work, the Company spent approximately $954,000 on billable subcontractors and in-house direct labor compared to $1,435,000 during the comparable six months in 2004. The Company continues to invest in the development of new commercial products but development expenditures are not likely to match 2004 levels. With the completion of V3.2 of TekPortal product in June 2005, amortization costs are expected to increase to approximately $174,000 a quarter compared to $61,000 for the first half of 2005. Amortization for the first half of 2004 was $1,106,000.

        General and administrative expenses were $919,000 for the six months ended June 30, 2005, compared to $1,021,000 for the six months ended June 30, 2004. The decrease in general and administrative costs of $102,000 is primarily the result of a decrease in labor and labor related costs of $135,000 partially offset by an increase in legal and bank fees. General and administrative expenses for the six months ended June 30, 2005 were 35 percent of total revenue compared to 24 percent of total revenue for the six months ended June 30, 2004. As revenue improves, the Company anticipates that general and administrative expenses will decline as a percent of total revenue.

        Sales and marketing expenses were $81,000 for the six months ended June 30, 2005, compared to $195,000 for the six months ended June 30, 2004. The Company intends to spend less on sales and marketing activities while it focuses its energy on growing its engineering operations. Sales and marketing expenses for the six months ended June 30, 2005 were 3 percent of total revenue compared to 4.6 percent of total revenue for the six months ended June 30, 2004. Sales and marketing expenses are expected to grow in proportion to the growth in commercial revenues in the future.

        The Company sponsored internal R&D expenses were $62,000 for the six months ended June 30, 2005, compared to $166,000 for the six months ended June 30, 2004. The Company attributes the decrease in R&D expenses of $104,000 to a decreased in labor expenditures on R&D projects coupled with a smaller workforce. The Company intends to increase expenditures on R&D as soon as financial performance improves or new R&D contracts are awarded. In addition to the sponsored research, Teknowledge invested $407,000, compared to $797,000 in 2004, in the internal development of TekPortal software that was capitalized. R&D expenses for the six months ended June 30, 2005 and 2004 were 2 percent and 4 percent of total revenue, respectively.

Non-operating Income and Expenses

                Interest income was $13 for the six months ended June 30, 2005, compared to $2,600 for the six months ended June 30, 2004. Interest expense for the six months ended June 30, 2005 was $43,000 compared to $42,500 for the comparable period in 2004. The Company’s average interest rate on loan balances increased between periods. The Company has borrowed approximately $675,000 from the bank under its credit facility at June 30, 2005 compared to $960,000 at June 30, 2004.

                The effective tax rate was 0 percent for both the three months ended June 30, 2005 and 2004, respectively. An effective tax rate of 0 percent for the current quarter is the result of the Company’s net operating loss carry forward and valuation allowance against the deferred tax assets.

Bookings and Backlog

                At June 30, 2005, the expected order backlog was approximately $1.7 million, which consisted of (i) new orders for which work has not yet begun and (ii) revenue remaining to be recognized on work in progress. Of the June 30, 2005 backlog, 63 percent is from government customers, while 37 percent is from Financial Solutions customers. The commercial segment has contributed 55 percent of revenue during the six-month period ending June 30, 2005; however, the percentage contribution to backlog is lower than from government customers as commercial contracts are typically less than six months in duration. Approximately 59 percent of the backlog consists of government–sponsored programs that are awarded but not yet authorized for funding. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The Company has requested additional funding on two government contracts. If the funding is not received in a timely manner, the Company may experience an interruption in its planned billing and cash collections during the hiatus period between funding increments. Excluding expected new work, the Company expects 70 percent of the current backlog to be fulfilled during 2005.

Liquidity and Capital Resources

                As of June 30, 2005, Teknowledge had approximately $90,000 in cash and cash equivalents, a decrease of $901,000 or 91 percent over the comparable result in 2004. The decrease in net cash at June 30, 2005 is attributed principally to a decline in revenue and income between comparable periods. The Company generated net cash of $530,000 from its operating activities for the six-months ended June 30, 2005, compared to $301,000 in the comparable period in 2004. The Company also invested $411,000 in the development of software products and the purchase of fixed assets in 2005 compared to $813,000 in 2004. In 2005, financing activities used $190,000 compared to $458,000 provided from financing in the second quarter of 2004.

                Teknowledge’s traditional sources of cash are revenues from continuing operations including intellectual property and patent licensing, credit facilities, and outside investments. The Company is also seeking an equity investment to stimulate future growth; however, there can be no assurance that the Company will be able to locate and obtain additional financing acceptable to the Company or at all. Based on its current cash position, available credit, and projected cash flows from operations, management believes the Company will not have sufficient funds to support operations for the next twelve-month period unless it can secure additional funding, supplemental financing, a large legal settlement, or cash from the sale of an asset. In the event Teknowledge does not raise additional capital from increased revenues, equity financing, intellectual property or an asset sale as expected, the Company will have to reduce costs further, including headcount reductions, which would materially adversely affect on-going operations and revenues; and if the Company obtains equity financing, it will likely result in a significant dilution of existing stockholders. The Company has approached some vendors about restructuring their debt through an informal work out plan. The Company is also considering the sale of an intellectual asset or product line to provide ready cash. However, if the Company is unsuccessful in restructuring its debt or obtaining additional short-term cash inside or outside the Company, it may seek alternative remedies, including seeking reorganization under Chapter 11 of the Federal bankruptcy code.

Line of Credit and Financing

                On March 28, 2004, Teknowledge renewed its line of credit with Bridge Bank, N.A. The new agreement extends the term of the line from one year to two years ending March 28, 2006 and increases the credit limit from $3,000,000 to $4,000,000, and includes a $1,000,000 term loan facility. Under the revolving credit arrangement the Company may borrow a maximum of the lesser of $3,000,000 or 80 percent of eligible receivables at an initial rate of 2.0 percent over the Wall Street Journal Prime (“WSJP”) interest rate with a floor of 4.25 percent. The line includes select financial covenants tied principally to net income projections in the next two years. In conjunction with the credit line, the Company requested and received a $1,000,000 term loan sub-facility. The term loan is for a two-year term at an initial interest rate of 3.0 percent over the WSJP rate with a floor of 4.25 percent. Under the original agreement, the Company must maintain a minimum cash balance with the bank of 75 percent of the aggregate outstanding balance of all term loan advances and achieve pre-established minimum net income performance standards on a quarterly basis. To secure the loans, Teknowledge granted the bank a security interest in our assets, including accounts receivable.

                Effective September 1, 2004, the financial agreement between Teknowledge and the lender bank was modified to include the following changes: 1) the interest rate on the receivables facility was increased from 2 to 3 percent over the WSJP, 2) the cash support level the Company is required to maintain for the term loan was raised from 75 to 100 percent, and 3) to supplement its existing cash reserves, the Company was required by the lender to secure a cash infusion of at least $1,000,000 by December 31, 2004. Subsequent to the effective date of the new agreement, Teknowledge concluded two IP licensing activities totaling $1,000,000. In addition to periodic reporting requirements, Teknowledge is also required to provide to the lender a near term quarterly income forecast that it is required to achieve with no greater than 20 percent variance to the plan.

                On March 28, 2005, the Company amended its facility with the lender and was granted a waiver for December 31, 2004. Due to the Company’s risk profile, the lender increased the interest rate on the line of credit from 3 to 6 percent over WSJP. At August 15, 2005, the outstanding balance on the line of credit was $675,000 compared to $960,000 at June 30, 2004. The Company’s potential borrowing capacity fluctuates based on the amount of accounts receivable generated from revenues. At June 30, 2005, the Company had utilized all of its available borrowing capacity on the line of credit.

                On June 30, 2005, the Company entered into a new agreement with the bank for a non-formula based loan facility (“bridge advance”) of $700,000 that expires on August 31, 2005. The Company requested this facility while it pursues various options to supplement the Company’s cash reserves. During the loan period the Company will incur a monthly processing fee of $40,000 for June, $50,000 for July, and $60,000 for August, depending on how long the loan is outstanding. During the period the Company is eligible for the bridge advance, it may not increase its borrowing facility above $1,300,000 (the credit limit of $ 2 million minus the bridge advance). During the period of the advance, the Company is not required to pay back its accounts receivable-based facility if the balance drops below the prescribed support level. Teknowledge is subject to significant additional fees if the loan is not retired by August 31, 2005. The Company also reduced the total amount of its facility with the bank to $2,000,000 to save annual administrative fees. As a further condition of this agreement, the Company granted the bank warrants to purchase 30,000 shares of stock at $0.52 per share that are exercisable one year from the date of the agreement.

                In connection with the credit facilities dated March 28, 2003 and 2004 and the amended facilities of September 1, 2004 and March 28, 2005, the Company granted four warrants totaling 86,750 shares in increments of 15,000 shares each, except for the March 28, 2005 amount of 11,750 shares and the June 21, 2005 grant of 30,000 shares, to the bank of common stock at exercise prices of $3.00, $7.00, $2.50, $1.50, and $0.52 per share, respectively. The warrants are exercisable in whole or in part one year after the first anniversary of the grant date and until the end of the five-year term.

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

                The Company completed V3.2 of TekPortal in the second quarter of 2005 and it was released to customers. The Company started work of V3.3 in June. Capitalized costs include direct and indirect labor costs and applicable overhead, but exclude general and administrative costs. The Company regularly examines its procedures for accumulating economic life of the product, which is estimated at three years. Capitalized software development costs are reviewed and evaluated periodically to determine recoverability. Should the Company determine that all or part of its capitalized software development costs are not recoverable, an adjustment to the capitalized software costs would be charged to income in the period such determination is made. Management evaluated the performance of its TekPortal product through December 31, 2004, and determined that an adjustment to the net realizable value of the development asset was required because the licenses, maintenance, and related services revenues, net of future costs of completing and disposing of the product, including maintenance and required customer support, did not meet management’s financial objectives. As a consequence, the unamortized value of previously capitalized software development costs at December 31, 2004 was reduced by $1,753,000. The Company began amortizing V3.2 of TekPortal in June 2005. The book value of the unamortized portion was 2,097,000 at June 30, 2005.

Determination of Government Indirect Rate Reserves

                The Company’s revenues, costs, and earnings on government contracts are determined based on direct cost and estimated overhead “indirect” rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs typically vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made on a cumulative basis whereas the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal Government. As a result of these audits, the Company may be exposed to annual cost adjustments that are applied on a retroactive basis to the government contracts completed in prior years. These adjustments can have a negative or positive effect on the results of operations and cash reserves in the period in which the adjustment is realized. In order to address the possible exposure to rate adjustments in prior years, Teknowledge established a rate adjustment reserve for potential government cost recovery for the open and unaudited years of 2001-2004. The cumulative reserve, excluding earned retained fee of $310,000, is $2,349,000 at June 30, 2005.

                On September 30, 2004, the government suspended payment on three of Teknowledge’s contracts pending repayment of projected differences between the “actual” overhead rates used in the billings and the proposed overhead rates submitted to the government for the years 2001-2003. Based on the original rate data Teknowledge provided to the government for those years, the government audit agency, DCAA, indicated that Teknowledge owes $813,000 in gross charges. Prior to this, Teknowledge requested a review of the treatment of subcontractor costs in the previously submitted overhead cost proposals. Teknowledge believes the prior treatment unfairly allocated substantial amounts of internal G&A expenses to outside subcontractors and has requested an equitable redistribution of these costs to a separate pool for the unaudited years. A similar treatment has already been approved for 2004, but the government has so far denied Teknowledge’s request to make the change effective for all the unaudited years. The change in the treatment of subcontractor costs, if accepted by the government, could reduce the overall exposure to the Company by $750,000. On October 5, 2004, the government released for payment the three contracts that were on suspension, contingent on the establishment of a long-term payment schedule between the two parties. The payment terms and conditions will be determined after a review of the Company’s financial viability, and its cash reserves and forecast cash flows from all sources through 2005. The Company believes it could have adequate cash resources to establish a mutually workable payment schedule, depending on the agreements reached, and the Company’s financial position at that time. Until the matter is resolved, the Company expects to make good faith payments while it negotiates for the successful resolution of the treatment of the subcontractor costs and any related rate issues. These payments would be charged against the rate reserve and not earnings.

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

                The Company periodically evaluates its exposure from the government’s suggested cost treatment of software development costs for the unaudited years of 2001-2003, assuming all amortization costs were included in the G&A base pool. At December 31, 2004, after consulting with outside counsel, and given the relative absence of court precedent in this area, management determined there was a potential estimated cost exposure, as a result of a negative outcome from the aforementioned issue, of $1,500,000. The Company believes that a considerably lower amount is entirely possible and it plans to negotiate with the government for the most favorable result. The final results may vary from the predicted outcome and are likely to be costly and time consuming if litigation is required to resolve the matter. The Company has recently discussed alternatives solutions with the government, including a long-term payment schedule and a beneficial licensing agreement; however, it is impossible to determine at this time the ultimate outcome of negotiations. The Company has established a reserve to offset a negative outcome for the years of 2001-2004 of $2,349,000, which the Company believes is reasonable; however, the final outcome may be more or less than this amount. Because this matter is based on the specific treatment of generally allowable costs, no penalties or interest charges are anticipated.

Certain Factors That May Affect Future Results of Operations and/or Stock Price

Current cash flow may be insufficient to support current and future operations

                To support current and future operations, the Company is dependent upon revenues, credit facilities, and its ability to obtain financing. Revenues decreased by 54 percent in the second quarter of 2005 to $963,000, compared to $2,099,000 in 2004. The ability of the Company to grow its revenues will depend on the Company’s success in winning new government R&D and applications contracts and selling commercial products and services, including TekPortal Aggregation, OFX, ACH Transfer; and the new Online Account Opening facility as well as product licenses and maintenance support. As of June 30, 2005, Teknowledge had $90,446 in cash and cash equivalents, a decrease of $901,000 over the comparable result in 2004. The decrease in net cash at June 30, 2005 is attributed to a decline in revenues and income between the comparable periods. The Company generated net cash of $530,000 from its operating activities for the three-months ended June 30, 2005, compared to $301,000 in the same period for 2004. The Company also invested $411,000 in the development of software products and the purchase of fixed assets in 2005 compared to $813,000 in 2004. In 2005, financing activities used $189,000 compared to $458,000 provided in 2004. Teknowledge has a credit line of $2,000,000. The Company has utilized all of its available credit with the bank as of August 15, 2005 and requested a $700,000 bridge loan to support operations until new financing or cash from the sale of an asset can be secured. The Company needs to raise cash in the near future, and estimates that if the bank facilities remain in place but revenues remained at current levels and no new cash infusion were received, the current cash would support existing operations for approximately one month. If the bank facilities were to become unavailable, Teknowledge would be required to obtain immediate additional financing. If revenues do not increase as anticipated and the Company does not obtain additional cash from operations, outside financing, or a legal settlement, its ability to support its current and future operations will be adversely affected, which may include our ability to continue as a going concern.

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

The financial software market is highly competitive and changing rapidly

                The market for account aggregation, OFX, ACH Transfers, Online Account Opening and Funding capability software continues to evolve rapidly and is populated by substantial competitors who are continuously developing competing software products and services. As is typical for a new and rapidly evolving industry, demand and market acceptance for account aggregation products and services are subject to a high level of uncertainty. As a result, many competitors have merged or dropped out of the market. Further, aspects of the business (including security, privacy, reliability, cost, ease of use, and quality of services) are undergoing rapid changes and review that may affect the use of information aggregation software in particular. The Company is exposed to a higher risk of default and slower collections from small Financial Solutions clients, compared to relatively reliable government customers. Teknowledge is addressing this difference by broadening its aggregation customer base and targeting larger financial institutions.

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

               The demand for account aggregation, OFX, Online Accounting Opening and Transfers software will depend upon broad acceptance of new methods of accessing and utilizing financial information over the Internet. The unstable economy and resulting uncertainty resulted in the deferral of purchasing decisions by some financial institutions in 2004 for aggregation products like TekPortal, and there can be no assurance that these conditions will improve or that demand will return to previous levels. TekPortal licenses have already been sold to over 80 banking customers. However, the continuing demand for specific products developed by the Company cannot be determined, nor can the long-term viability of these products be determined at this time. As the market continues to change, there can be no assurance that the Company will be able to recruit or retain the technical staff to develop and bring products to market, that these products will gain market acceptance, or generate significant revenue or profits. If TekPortal or Teknowledge’s other products and services markets develop more slowly than expected, become saturated with competitors, or if the Company’s products do not achieve market acceptance, the Company’s business, financial condition, and results of operations may be materially and adversely affected.

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

                (b) Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

                 On December 12, 2003, the District Court for the Northern District of California ruled that the two cases be consolidated into a single action. Microsoft filed a counterclaim on February 3, 2004, claiming that Teknowledge infringed on two of its patents, one for electronic bill payments, and the other for information aggregation. Teknowledge considers these counterclaims to be without merit. The claim construction hearing was held on December 8, 2004, but the judge has not yet ruled. Teknowledge has settled with all of the defendants, as has been disclosed in the previous SEC Form 8-K filed October 4, 2004, SEC Form 8-K/A filed October 12, 2004, SEC Form 8-K filed November 3, 2004, SEC Form 8-K filed February 22, 2005, and SEC Form 8-K filed August 12, 2005.

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

Item 5. Other Information

        Teknowledge was informed by the Nasdaq Stock Market (Nasdaq) that it does not meet the continuing listing requirements for stockholders’ equity of $2,500,000 and minimum price of $1.00 per share. As a result, the Company was subject to delisting from Nasdaq within a relatively short period of time. This information was conveyed to the public in previously filed 8-K’s. The Company appealed the delisting notification and met with representatives of Nasdaq on July 14, 2005, and management presented a workout plan to the Nasdaq Panel to satisfy the continued listing requirements. The Nasdaq Panel reviewed Teknowledge’s workout plan and notified the Company of its decision on August 5, 2005. Teknowledge has until September 30, 2005 to demonstrate compliance with all the requirements of continued listing on Nasdaq. In the event the Company is unable to do so, its securities may be delisted from Nasdaq. Teknowledge believes that it can meet this condition, but there is no assurance that it will do so.

        Companies operating under exceptions are identified by a fifth character “C” appended to the Company’s trading symbol. Accordingly, effective with the open of business on Tuesday, August 9, 2005, the trading symbol for the Company securities’s Common Stock will be changed from “TEKC” to “TEKCC.” The “C” will be removed from the symbol upon confirmation of the Company’s compliance with the terms of the exception and all other criteria for continued listing.

Item 6. Exhibits

(a)     Exhibits:

        Set forth below is a list of all exhibits filed herewith or incorporated by reference as part of this Quarterly Report on Form 10–QSB.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002, dated August 15, 2005.

31.2	Certification of Principal Financial Officer pursuant to rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002, dated August 15, 2005.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 15, 2005.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 15, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 15, 2005	Teknowledge Corporation
(Registrant)

By: /s/ Neil A. Jacobstein
Neil A. Jacobstein
Chairman of the Board of Directors
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on August 15, 2005.

/s/ Neil A. Jacobstein	Chairman of the Board of Directors,	August 15, 2005
Neil A. Jacobstein	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Dennis A. Bugbee	Vice President Finance,	August 15, 2005
Dennis A. Bugbee	Chief Financial Officer
(Principal Financial and Accounting Officer)