Form 10QSB
period 2005-09-30
TEKNOWLEDGE CORP
filed 2005-11-15
CIK 716214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

     (Mark One)

    [X]        QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  [  ]    No [X]

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 14, 2005

Common Stock, $0.01 par value	5,735,754

TABLE OF CONTENTS

Page
No.
PART I. FINANCIAL INFORMATION

Item 1. Unaudited Condensed Consolidated Financial Statements

Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
for the three and nine months ended September 30, 2005 and 2004	4

Condensed Consolidated Statements of Cash Flows for nine months ended
September 30, 2005 and 2004	5

Notes to the Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis or Plan of Operation	13

Item 3. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 6. Exhibits and Reports on Form 8-K	30

Signatures	31

Exhibits 31.1 and 31.2	32

Exhibits 32.1 and 32.2	34

Exhibit 2.1	36

PART I. FINANCIAL INFORMATION
TEKNOWLEDGE CORPORATION
CONSOLIDATED BALANCE SHEETS

	(Unaudited) September 30, 2005	December 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$2,664,814	$161,171
Receivables:
Billed, net of allowance of $80,636 and $33,000, respectively	736,460	766,388
Unbilled	531,299	1,095,026

Total receivables	1,276,759	1,861,414
Prepaids and other current assets	92,804	112,297

Total current assets	4,025,377	2,134,882

Capitalized software development costs, net of accumulated
amortization of $7,570,385 and $7,564,692, respectively	11,975	1,750,620
Fixed assets, at cost
Computer and other equipment	3,274,177	3,628,055
Furniture and fixtures	33,124	130,218
Leasehold improvements	168,600	849,960

	3,475,901	4,608,233
Less: Accumulated depreciation and amortization	(3,454,145)	(4,531,964)

	21,756	76,269
Total assets	$4,059,108	$3,961,771

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY)
Current liabilities:
Accounts payable	$504,034	$1,665,209
Line of credit	-	864,841
Payroll and related liabilities	240,182	420,222
Government rate reserve	2,244,453	2,335,476
Other accrued liabilities	548,558	357,295

Total current liabilities	3,537,227	5,643,043

Stockholders' equity (deficiency)
Preferred stock, $.01 par value, authorized 2,500,000 shares
Series A Convertible Preferred Stock, none issued	-	-
Common stock, $.01 par value, authorized 25,000,000 shares,
5,735,754 shares issued and outstanding	57,358	57,358
Additional paid-in capital	1,918,305	1,904,847
Accumulated deficit since January 1, 1993
(following quasi-reorganization)	(1,453,782)	(3,643,477)

Total stockholders' equity (deficiency)	521,881	(1,681,272)

Total liabilities and stockholders' equity	$4,059,108	$3,961,771

                The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Revenues	$915,799	$1,816,234	$3,509,933	$6,074,393
Cost of revenue	1,155,932	1,679,770	3,166,220	5,477,499

Gross profit (loss)	(240,133)	136,464	343,713	596,894

Other operating income (expense):
General and administrative	502,680	430,698	1,422,064	1,452,069
Sales and marketing	12,631	84,305	93,763	279,390
Research and development	260,473	2,895	321,996	168,763
Gain on sale of asset	(3,764,460)	-	(3,764,460)	-

Total operating expenses
(net of asset gain)	2,988,676	517,898	1,926,637	1,900,222

Operating income (loss)	2,748,543	(381,434)	2,270,350	(1,303,328)
Other income (expense), net	(6,559)	(23,216)	(80,655)	(59,522)

Net income (loss) and
comprehensive (loss)	$2,741,984	$(404,650)	$2,189,695	$(1,362,850)

Earnings (loss) per share:
Basic	$0.48	$(0.07)	$0.38	$(0.24)

Diluted	$0.46	$(0.07)	$0.35	$(0.24)

Shares used in computing earnings
(loss) per share:
Basic	$5,735,754	$5,735,754	$5,735,754	$5,735,747

Diluted	$5,905,361	$5,735,754	$6,235,919	$5,735,747

         The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,

	2005	2004

Cash flows from operating activities:
Net income (loss)	$2,189,695	$(1,362,850)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	206,331	1,720,657
Provision for doubtful accounts	6,266	4,700
Issuance of warrants	21,935	-
Gain on sale of asset	(3,938,480)	-
Changes in assets and liabilities:
Receivables	587,389	414,480
Prepaids and other current assets	11,016	(15,685)
Accounts payable	(1,161,175)	266,363
Accrued liabilities	(79,800)	(89,228)

Net cash provided by (used in) operating activities	(2,156,823)	938,437

Cash flows from investing activities:
Proceeds from sale of asset	5,950,000	-
Capitalization of software development costs	(452,169)	(1,281,356)
Purchases of fixed assets	27,476	(25,649)

Net cash provided by (used in) investing activities	5,525,307	(1,307,005)

Cash flows from financing activities:
Proceeds from the issuance of common stock	-	31,918
Net repayments against line of credit	(864,841)	(58,596)
Term loan	-	332,000

Net cash provided by (used in) financing activities	(864,841)	305,322

Net increase (decrease) in cash and cash equivalents	2,503,643	(63,246)
Cash and cash equivalents at the beginning of period	161,171	1,045,402

Cash and cash equivalents at the end of period	$2,664,814	$982,156

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$54,809	$66,985

The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 2005

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

Recent Accounting Pronouncements

                In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” that prescribes the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” that was previously allowed under SFAS No. 123 as originally issued. Under SFAS No. 123R, companies are required to record compensation expense for all share based payment award transactions measured at fair value. In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date of SFAS No. 123R. Accordingly, this statement is effective for us beginning January 1, 2006. We have not yet determined the final impact, if any, that the adoption of SFAS No. 123R will have on our financial position; however, we do not anticipate the change will have a material impact on our financial position, results of operations or cash flows.

                In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principal, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The provisions of this statement are effective for us beginning January 1, 2006. We do not anticipate that the adoption of SFAS No. 154 will have a material impact on our financial position, results of operations or cash flows.

2.   Accounts Receivable

                Historically, the majority of the Company’s accounts receivable are from the Federal Government, with most of the remainder from financial services companies. This varies, depending on periodic fluctuations in government contracts and financial services integration projects. Patents and technology licenses are now a significant source of revenue, but less predictable as a source of accounts receivable. Credit is extended based on evaluation of a customers’ financial condition, and collateral is not generally required. Accounts receivable are generally due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company has not experienced a credit loss from a government customer nor does it anticipate such losses, and has not provided an allowance for doubtful accounts against government receivables.

3.   Capitalized Software Development Costs

                Teknowledge capitalizes software development costs once technological feasibility is reached and continuing until general commercial availability of the product. During the three months ended September 30, 2005 and 2004, software development costs of $0 and $472,000 were capitalized respectively. Amortization costs were $118,000 for the three months ended September 30, 2005 and $553,000 for the three months ended September 30, 2004. The Company’s policy is to amortize capitalized software development costs by the greater of (a) the ratio of current gross revenues for a product to anticipated gross revenues over the estimated life of that product, or (b) the straight-line method over the estimated economic life of the product, which is estimated at three years. The Company capitalizes software development costs in anticipation of future revenue principally from the sale of licenses, maintenance, and related services. As a result of the software asset sale in August 2005 (Exhibit 2.1), the Company wrote off the unamortized book value of $2,012,000 of the TekPortal software asset in the third quarter of 2005. The Company plans to capitalize eligible activities in the future, but the levels of capitalized effort is likely to be sharply reduced in short term while the Company rebuilds its development team. Management evaluates the financial performance of its software at least quarterly to measure the performance against plan objectives and specific sales prospects. This is to ensure that these software development costs are being recorded at the lower of unamortized cost or net realizable value.

4.   Earnings (Loss) Per Share ,

                Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares of outstanding common stock plus the effect of potentially dilutive common stock securities during the period. Potentially dilutive securities consist of shares issuable upon the exercise of outstanding common stock options and warrants. All potentially dilutive securities have been excluded from the calculation of the net loss per share for the three-month period ended September 30, 2004, as their inclusion would be anti-dilutive.

                Diluted earnings (loss) per share for the three–month periods ended September 30, 2005 and 2004 as well as the three–month period ended September 30, 2004 excludes the effect of out–of–the–money stock options, as their inclusion would be anti–dilutive. The number of out–of–the–money stock options excluded for the three–month periods ended September 30, 2005 and 2004 was 1,706,336 and1,063,335, respectively. The number of warrants to purchase common stock that were excluded from the quarter ended September 30, 2005 and 2004 were 86,750 and 30,000, respectively.

                A summary of the earnings (loss) per share calculation for the three-month and nine-month periods ended September 30, 2005 and 2004 is as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Basic earnings (loss) per share:
Net income (loss)	$2,742	$(405)	$2,190	$(1,363)

Weighted average common shares (basic)	5,736	5,736	5,736	5,736

Basic earnings (loss) per share	$048	$(0.07)	$0.38	$(0.24)

Diluted earnings (loss) per share:
Net income (loss)	$2,742	$(405)	$2,190	$(1,363)

Weighted average common shares	5,736	5,736	5,736	5,736
Potentially dilutive potential
common shares from stock options	169		500

Weighted average shares (diluted)	5,905	5,736	6,236	5,736

;
Diluted earnings (loss) per share	$0.46	$(0.07)	$0.35	$(0.24)

5.   Stock-Based Compensation

          In December 2004, the FASB issued SFAS No. 123 (revised 2004) (“SFAS 123R”), “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value. SFAS 123R was originally effective for all interim periods beginning after June 15, 2005. Early adoption is encouraged and retroactive application of the provisions of SFAS 123R to the beginning of the fiscal year that includes the effective date is permitted, but not required.

        Teknowledge currently accounts for stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS No. 123, “Accounting for Stock Based Compensation” as amended by Statement of Financial Accounting Standards (“SFAS”) No. 148, “Accounting for Stock Based Compensation — Transition and Disclosures, an Amendment of SFAS No. 123.” Under the intrinsic value method, Teknowledge does not recognize any compensation expense when the exercise price of stock options issued to employees and directors is equal to the fair market value of our common stock at the time the options are granted. Had compensation expense been recognized using the fair value-based method under SFAS No. 123, Teknowledge’s pro forma consolidated earnings (loss) and earnings (loss) per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2005	2004	2005	2004

Net income (loss), as reported	$2,742	$(405)	$2,190	$(1,363)
Deduct: Total stock-based employee
compensation expense determined under
fair value based method for awards
granted, modified or settled	(33)	(69)	(71)	(219)

Pro forma net income (loss)	$2,709	$(474)	$2,119	$(1,582)

Earnings (loss) per share:
Basic - as reported	$0.48	$(0.07)	$0.38	$(0.24)
Basic - pro forma	$0.47	$(0.08)	$0.37	$(0.27)
Diluted - as reported	$0.46	$(0.07)	$0.35	$(0.24)
Diluted - pro forma	$0.46	$(0.08)	$0.34	$(0.27)

6.   Revenue Recognition

                The Company derives revenue from research and development contracts (“Contract R&D”) with the U.S. Government and from sales of software products and services from its Financial Solutions segment. Revenue is also generated from Patent and Technology Licensing.

(a) Contract Revenue

                The Company principally uses the percentage-of-completion method of accounting for contract revenues for both government and commercial projects. The percentage-of-completion method is based on total costs incurred to date compared with estimated total costs upon completion of contracts. The Company charges all losses on contracts to operations in the period when the loss is known. For contracts that do not meet the criteria for the percentage-of-completion method, the Company recognizes contract revenue on a completed contract basis. 15 percent of the fee for government contracts is retained and may be billed after the final indirect rates are submitted to the government. The final indirect rates are not submitted to the government until they have been reviewed and approved by the Defense Contract Audit Agency (“DCAA”). Revenue on the retained fee is recognized as earned but not billed until the final indirect rates have been approved by the DCAA. As of September 30, 2005, the Company calculated that it had approximately $265,000 of unbilled retained fees on its completed government contracts that will be collected in future periods. The Company has not received final overhead rate approval from government agencies for costs incurred during the fiscal years 2001 through 2004. Accordingly, the Company has recorded a rate adjustment reserve of $2,244,000 related to potential adjustments to the Company’s indirect overhead rates.

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

                Generally, the Company provides payment terms that range from thirty to ninety days from the invoice date, although payment terms could be extended to six months under special circumstances. Accordingly, payment terms that exceed six month are not considered fixed or determinable and revenue is recognized as payments become due.

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

                The portion of fees related to either products or services rendered, which are not due under our Company’s standard payment terms are reflected in deferred revenue and in unbilled receivables.

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

7.   Segment Reporting

                The Company operates three reporting segments, Financial Solutions, Government R&D Contracts, and Patents and Technology Licensing (PTL). In 2004, PTL revenue merited its own separate reporting segment for the first time. The Government R&D Contracts segment includes R&D work in the following technical areas: computer software security, web-based training systems, distributed systems and knowledge systems. Technical personnel in the R&D Contracts segment are sponsored primarily by the U.S. Government, and are organized into groups that support specific technical contracts and projects. The chief decision maker, the Company’s CEO, views the operating segments as a matrix of technical personnel, management, engineering services, technology, and other resources. The Company does not account for or report to the CEO its assets or capital expenditures by operating segment. Decisions about resource allocation are based primarily on contract requirements and utilization rates of the employees. Performance assessment for managers in any operating segment is based primarily on technical performance and overall profitability of the Company.

Financial Information about segments (in thousands):

	Financial Solutions	Government R&D Contracts	Patent & Technology Licensing	Total
Three Months ended September 30, 2005:
Revenues	$534	$132	$250	$916
Cost of revenues	934	80	142	1,156

Gross Profit	$(400)	$52	$108	$(240)

Three Months ended September 30, 2004:
Revenues	$550	$866	$400	$1,816
Cost of revenues	714	689	277	1,680

Gross Profit (Loss)	$(164)	$177	$123	$136

        Revenues from customers in the United States represented approximately 91 percent and 98 percent for the three months ended September 30, 2005 and 2004, respectively. During the three months ended September 30, 2005, approximately 13 percent of total revenue was attributed to one Financial Solution customer. No government customer had greater than 10 percent of total revenuesPTL revenue accounted for 27 percent of third quarter revenue.

	Financial Solutions	Government R&D Contracts	Patent & Technology Licensing	Total
Nine Months ended September 30, 2005:
Revenues	$1,733	$1,312	$465	$3,510
Cost of revenues	2,100	797	269	3,166

Gross Profit	$(367)	$515	$196	$344

Nine Months ended September 30, 2004:
Revenues	$2,385	$3,289	$400	$6,074
Cost of revenues	2,642	2,491	344	5,477

Gross Profit (Loss)	$(257)	$798	$56	$597

        Revenues from customers in the United States of America represented approximately 91 percent and 96 percent for the nine-months ended September 30, 2005 and 2004, respectively. During the nine months ended September 30, 2005, approximately 31 percent of the total revenue was attributed to one agency of the Federal government. No commercial customer accounted for greater than 10 percent of total revenues.

8.   Line of Credit and Financing

                 As a condition of software asset sale agreement concluded August 22, 2005, Teknowledge paid off its secured debt with Bridge Bank NA (the “Bank”) of $675,000 and all outstanding fees, and terminated its line of credit and current financing arrangements with the Bank. The Company is in the process of establishing a new financing arrangement with a financing institution but the terms have not been finalized as of the date of this filing. The Company believes it will have sufficient cash in the short term to support operations and outside credit and financing facilities would be used to supplement cash reserves and accelerate growth. Teknowledge is seeking a new financial arrangement that would provide both a line of credit facility and additional equity financing for at least one year.

                 In connection with the credit facilities granted to the Company in prior financing agreements with the Bank dated March 28, 2003 and 2004 and the amended facilities of September 1, 2004 and March 28, 2005, the Company granted five warrants with five-year terms totaling 86,750 shares at a weighted-average exercise price of $2.54per share. The warrants are exercisable in whole or in part one year after the first anniversary of the grant date and until the end of the five-year term.

9. Software Asset Sale

                 On August 22, 2005, Teknowledge concluded an asset transaction to sell its TekPortal® technology, an asset from its Financial Solutions business unit, to Intuit Inc. for $7,000,000. As part of the technology sale, Intuit was granted a license to each of Teknowledge’s six active patents, and acquired Teknowledge’s pending patent on OFX technology. Teknowledge retained ownership of all of its current patents. $1,050,000 of the gross proceeds of the asset sale will be held in escrow as a reserve for indemnification claims for a period of eighteen months at which time it will be remitted to Teknowledge, net of eligible expenses and claims.  For the third quarter ended September 30, 2005, Teknowledge reported a net gain of $3,764,460 as a result of the asset sale. The Company recorded proceeds of $5,950,000 that was partially offset by the write off of the software asset’s book value of $2,012,000 and asset sale related legal and other direct expenses totaling $174,000.

10.  Going Concern

                 At December 31, 2004 there was substantial doubt as to our ability to continue as a going concern.  The Company incurred significant losses during the year ended December 31, 2004, and through the quarter ended June 30, 2005 had accumulated a stockholders’ deficit of $2,220,104. Prior to August 2005, the Company experienced significant negative cash flows from operations and was in serious danger of slipping into insolvency. As a result, the Company’s independent registered accountants issued a going-concern opinion at December 31, 2004. On August 22, 2005, the Company consummated a sale of its TekPortal software assets with Intuit Inc. and received a $5,950,000 cash infusion that it used to pay off most of its debts and improve its cash reserves. In addition to the cash infusion, the Company reported net income of $2,741,984 for the third quarter of 2005 and a positive balance in stockholders’ equity of $522,000. The Company expects to report net income for the entire fiscal year of 2005 as a result of the asset sale. With the available cash and new financing opportunities available, the Company believes that the working capital at September 30, 2005 will be sufficient to meet the Company’s business needs for the next twelve months.

Item 2. Management’s Discussion and Analysis or Plan of Operation

The following discussion should be read in conjunction with the unaudited consolidated financial statements and notes thereto.

Forward Looking Statements

                 The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Forward-looking statements made in this report relate to cash reserves required to support ongoing operations, commercial revenue increases and backlog, new business opportunities, demand for software and services, generation of revenue from intellectual property and the value of the Company’s patent portfolio, counter-terrorism applications, market acceptance of the Company’s products and services, demand for the Company’s products and services by the government, employees and management, patent and technology licensing, intent to broaden customer base, plans to develop new products and services, effectiveness of security measures, as well as expected revenue, cash and profitability, ability to realize backlog, recoverability of capitalized software, availability of equity capital and financing, effects of competition, research and development, consolidation in the financial services industry, government regulation, collections on customer receivables, and effects of recently-issued accounting pronouncements. All forward-looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward-looking statements contained herein as a result of competition, general or financial services market conditions, government agency funding limitations, other factors relating to government contracting including overhead rate determination; the ability to attract and retain technical and management personnel, commercial opportunities, financing, and other factors described in “Certain Risk Factors That May Affect Future Results of Operations and/or Stock Price,” and in other documents we file with the Securities and Exchange Commission. Unless required by law, we do not undertake any obligation to update any forward-looking statements or risk factors.

Overview of Significant Matters

Financial Position

                 This section updates the assessment of our opportunities included in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2004 and our Form 10-QSB for the second quarter of 2005. The potential risks facing our business are discussed in the risk section below. We provide an overall business update and an outline of the opportunities by segment in this section.

                 The business picture at Teknowledge has improved significantly since our second quarter report. Teknowledge ended Q2 2005 with total liabilities in excess of $5,700,000, and $90,000 in cash. Our TekPortal product license business had become largely a services business, due to the perceived financial risk in the Company. Our government business backlog had diminished significantly. Our independent accountants had indicated in their 10-KSB opinion letter that there was substantial doubt the Company could survive.

                 We wrote the following message in our 2005 10-QSB for the second quarter: “Based on its current cash position, available credit, and projected cash flows from operations, management believes the Company will not have sufficient funds to support operations for the next twelve-month period unless it can secure additional funding, supplemental financing, a large legal settlement, or cash from the sale of an asset. In the event Teknowledge does not raise additional capital from increased revenues, equity financing, intellectual property or an asset sale as expected, the Company will have to reduce costs further, including headcount reductions, which would materially adversely affect on-going operations and revenues; and if the Company obtains equity financing, it will likely result in a significant dilution of existing stockholders. The Company has approached some vendors about restructuring their debt through an informal work out plan. The Company is also considering the sale of an intellectual asset or product line to provide ready cash. However, if the Company is unsuccessful in restructuring its debt or obtaining additional short-term cash inside or outside the Company, it may seek alternative remedies, including seeking reorganization under Chapter 11 of the Federal bankruptcy code.”

                 Teknowledge did exactly what we said we would do in our 10-KSB – raise cash. The extreme difficulty of raising capital in our condition was reflected by the insistence from over a dozen experienced investment bankers that we could only expect to raise a fraction of our total market capital (then under $3,000,000), the stockholders would be severely diluted, and that we would have to pay an investment banker 10 percent of our total transaction as a fee. Instead, in the third quarter of 2005 we sold our TekPortal asset and some patent licenses to Intuit for $7,000,000, more than twice the market cap of the company on the day the transaction was signed. The deal was concluded using mostly executive resources, thus avoiding expensive investment banking fees normally associated with a complicated asset sale. Teknowledge kept all of its current patents, its Financial Solutions services contracts, and its government contract R&D business and technology.

                 Teknowledge stockholders were not diluted as a result of the deal with Intuit, as we did not issue stock. In the third quarter of 2005, we paid our bank loan down to zero. We have paid off 90 percent off our accounts payable. We have settled our patent case with Microsoft – they paid us $250,000. We have significantly decreased our labor and fringe expense base. For the first time in years, Teknowledge has more than two million dollars in cash in the bank, albeit with significant reserves on the books. We have cleaned up our balance sheet significantly, and are now embarked on Stage II – rebuilding our revenue base and making our operations profitable again.

                 Teknowledge plans to return to profitability using a tried and true methodology - decreasing expenses and increasing revenues. We have already taken the steps to decrease significantly our labor, rent, medical, and legal expenses. We are working cooperatively to service our existing TekPortal maintenance customers. We have new practices in place to increase revenue, increase engineering skills, and reduce our downside risk on new Financial Solutions services contracts. We have several large proposals in for new government contract work, and we expect to get some of them. We are conducting a field evaluation with the government of the security features of our software wrappers technology. We are building a web services demonstration system of our alerts technologies. We have a new discussion ongoing with a large company that we think is infringing on our ‘175 Hotbox patent. Finally, we are working on a new business plan for Teknowledge’s next product to make it easier for large numbers of customers to deal with the torrent of data rushing at them by using a simple, knowledge-based web service for managing their information logistics.

                 Teknowledge is the right company to implement this plan. For almost a quarter century, we have been continuously improving our ability to deliver knowledge-based software and services solutions. We already have most of the software pieces in place, either through contract work we have already done, or through 3rd party license arrangements. We plan to reverse the traditional software development allocation of resources, and spend 90 percent of our attention working with customers to make their user experience exhilarating, rather than building software and hoping that customers will find it and like it. Teknowledge has been working with Grid and web services for almost a decade, and has next generation wrapping, alerts, ontology, and security related software. Teknowledge has a pioneering patent on distributed information logistics, which is about getting the right information to the right people at the right time. Teknowledge can do better than just deliver the mail, we can use our knowledge based inference services to make informed judgments about the meaning and significance of critical pieces of information. The intent is to provide compelling value to customers. To summarize, Teknowledge plans to continuously improve its ability to deliver integration services to financial institutions. In addition, we plan to deliver web services that help customers instrument and interpret their data world, and enable them to act on it in time. These web services will integrate with and provide value for the world’s largest communities of database and CRM customers.

                 The Company experienced a decline in revenue over the past several months and, excluding the asset sale, and loss from operations. The Company spent a great deal of time in the third quarter working on the transition of TekPortal to Intuit, and working on customer support projects. Government contract R&D revenue is still down, pending several new proposals that may result in additional R&D revenues. In the mean time, the Company has decreased its overhead and G&A expenses and is focusing on new billable contracts.

Government R&D Contracts

                 Teknowledge’s Government R&D Contracts segment works in cutting edge research areas that we believe have significant application potential. The techniques for managing knowledge systematically have progressed significantly in the past two decades, but we have a long way to go to unlock the business potential of systems that encode and process knowledge. The World Wide Web provides a high-powered distribution mechanism for these technologies, and much of the work Teknowledge does is focused on leveraging web-based opportunities. However, knowledge is still managed haphazardly in most large organizations, with rapid change and turnover taking a toll on productivity. Today, computers mostly respond to us by executing our commands, rather than as interactive colleagues or associates that model who we are, the application domains that we work in, or the generic tasks that we perform. Teknowledge has been developing systems that address some of these features in web-based tutoring and semantic search application domains. We believe this remains a fruitful research area, and a substantial long-term opportunity for our business.

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

                 Some of Teknowledge’s software development is supported by competitive contracts from the most sophisticated R&D sponsors in the world. Specifically, Teknowledge continues to improve its software wrappers, which have many security applications in protecting computers from new worms and viruses that may not have a known signature in an antivirus database. The Company has also developed Standard Upper Ontology and Middle Ontology. These are ways of expressing knowledge formally that can be specialized for sophisticated semantic search solutions on the web, as well as computer based problem solving and training solutions. Teknowledge continues to strengthen its model-based software capabilities, which can be used to design and configure software components to support target models of configurable products such as software radios and component software systems. The Company is completing prototype training software functionality that includes probabilistic Bayesian belief networks for modeling students or game users based on an analysis of their interactions with the computer. These and other R&D software capabilities put Teknowledge in a position to utilize next-generation functionality as infrastructure for government contracts, as well as potential commercial products, licenses, and applications.

                 Teknowledge is engaged in a pilot test of its safe software wrappers at a customer site. Safe software wrappers encapsulate software modules, monitor their outputs and provide reporting and control over interfaces to other system resources. This software is more than a prototype and less mature than a product. It has many potential applications, including the ability to “lockdown” a set of corporate computers and protect them from new viruses and worms that initially have no known operational signature. This system can monitor critical resources, identify potentially harmful instructions, and lock down selectively the access to critical resources. Teknowledge developed this capability several years ago, and has been steadily improving it in new applications. If the pilot test goes well, we anticipate receiving additional contracts to deliver this system to the government and possibly to large institutions in the commercial sector. This system could be used specifically to wrap email clients such as Microsoft Outlook® and prevent attached viruses and worms from executing malicious instructions on the client machine.

                 Teknowledge has deployed TekPortal software in application domains that have both commercial and government or “dual-use” applications. A commercial customer sponsored a project to use TekPortal software to aggregate images from multiple photo web sites. This application also has significance for aggregating images of potential terrorists and making them available to one or more agency web sites, with a variety of processing tools and permissions. There are also potential opportunities to leverage TekPortal in government contract work that aggregates financial and other information for carefully selected targets.

                 Teknowledge generated $132,000 in government contract R&D revenue in the third quarter of 2005, compared to $866,000 in the third quarter of 2004. Most of this decrease was due to considerably lower backlog in 2005 and increased competition for government contracts. Replacing these large contracts immediately is difficult due to long lead-times and potential funding delays. Teknowledge has submitted several new contract proposals to the government, which may or may not result in new awards. There are some signs of long-term improvement in new software R&D opportunities going forward, including interest in semantic web systems that utilize artificial intelligence techniques, advanced cyber security applications that leverage our software wrapper technology, and software systems that learn. In addition, we have launched a multi-year federal systems strategy to expand beyond contract R&D into integrating application solutions that can be fielded. The contract opportunities are much larger for integrated application solutions. The product potential is greater utilizing proven contract deliverables for fielded applications. In addition, there are far more government customers available for solution-oriented application integration than for R&D. The rewards may be greater in the applications solutions market, but it will take three to nine months to get positioned to win new application integration contracts awards, and awards take months to turn into funded contracts. In addition, our small size and prior adverse financial position may limit our ability to qualify for large prime contracts. In spite of this, we will continue to propose both prime and subcontracts, and to deliver on R&D. While there may be a temporary decrease in government revenues, we believe that by addressing our financial position, and writing competitive proposals for larger deployment programs, over time Teknowledge’s government sponsored applications development contracts business may expand into a substantial revenue and technology generating business.

Financial Solutions

                 Financial Solutions revenues for the third quarter of 2005 were down from the previous year. Teknowledge retained its TekPortal maintenance contracts, and in conjunction with Intuit personnel, is continuing to provide maintenance services for our banking customers. We believe that we have excellent integration services capabilities, and strong customer references. We are planning to build out and train an expanded team to provide integration services to financial institutions using Intuit’s new software offerings.

Patents and Technology Licensing

                 During the last twelve months, Teknowledge demonstrated the value of its patent portfolio by obtaining $1,465,000 in patent licenses as the result of settlements. Management believes that these settlement numbers were low, necessitated by Teknowledge’s former cash position. However, the results speak to real value in the #6,029,175 (“Hotbox”) patent. Our patent lawsuits against Inktomi, Akamai, and Cable & Wireless were related to the information caching claims in the Hotbox patent titled: “Automatic Detection of Changed Files By A Network Software Agent.” This patent also has claims in the area of information alerts. Teknowledge sued Microsoft, Yahoo, and AOL/Time Warner for infringing on the alerts related claims in the Hotbox patent. Teknowledge settled all of its extant patent lawsuits. The Microsoft case was settled in Q3 [see legal section: Part II of this report on Form 10-QSB.].

                 Management believes that the Company’s patents are valid and have significant value. The Company believes that there are a large number of other potential infringers of the ‘175 patent. Teknowledge also has two patents pending. One is related to its safe software wrappers, and the other is related to its TekPortal software that was included in the sale to Intuit Inc. If granted, these could prove to be valuable additions to Teknowledge’s patent portfolio. These opportunities are some of the reasons why we created a separate reporting segment for patents and technology licenses. We have taken most of the downside cost risk out of the current lawsuits by engaging the law firm of Goldstein and Faucett on a contingency payment basis. There is the risk that the patents will be invalidated and/or that legal proceedings will determine that no infringement is present for the defendants. However, the fact that so many substantial companies have reviewed our ‘175 patent and each has chosen to provide settlements of no less than $215,000 at a time when the Company was under considerable financial stress, is an indicator of the strength of this patent. Teknowledge is now under considerably less financial stress after the $7 million deal with Intuit, and we intend to pursue other infringers with renewed vigor, and increased legal staying power.

Opportunities to Improve Our Cash Position

                Teknowledge continues to pursue actively several possibilities for improving its cash position, but most are dependent on a variety of external factors. There can be no guarantee that any of these alternatives will occur in the appropriate timeframe, or at all. Teknowledge is considering the following actions to increase the Company’s cash resources and further improve its balance sheet. First, we are continuing to decrease our non-essential operating expenses in 2005, while retaining our core capabilities. Second, we are exploring deeper relationships with several of our partners, including potential investment, or joint venture. Third, Teknowledge may sell a key technology asset, such as one or more patents, its Safe Software Wrappers technology, or other software. These sales could permit the Company to build or acquire additional new products or lines of business. Fourth, the Company could potentially buy a smaller private company that comes with an equity investment in the combined company. Fifth, we continue to meet with qualified investors to explore the possibility of an equity investment. Given the relatively small size of Teknowledge, any one or a combination of these actions could make a significant difference to the Company’s financial position.

                 We continue to work aggressively towards delivering increased value. However, Silicon Valley companies must reinvent themselves every two years or so. This is our time for renewal and growth. We are taking the following specific steps: 1) stabilizing and growing current Financial Solutions services operations profitably, 2) applying for new government R&D applications in cyber-security and information logistics, 3) expanding our patents licensing program beyond Akamai, Yahoo, AOL, Microsoft, and Intuit, 4) launching knowledge-based web services for information logistics, and 5) continuing to explore ways to improve our cash position further.

                 Teknowledge plans to survive and thrive long enough to harvest our significant potential upside. We are passionate about our work, and committed to delivering Teknowledge’s business value to our customers and stakeholders.

Results of Operations

Three months ended September 30, 2005 and 2004

Revenues

                Revenues for the three months ended September 30, 2005 were $916,000, compared to $1,816,000 for the three months ended September 30, 2004. Revenues from Financial Solutions accounted for 58 percent of total revenues compared to 30 percent for the comparable period in 2004. Revenue from government contract R&D was 15 percent of total revenue in the three months ended September 30, 2005, compared to 48 percent in the third quarter of 2004. Patent and IP licensing revenue was $250,000, or 27 percent of total revenue, in the third quarter of 2005 compared to $400,000, or 22 percent of total revenue, in the third quarter of the comparable year.

                 Government contract R&D revenue for the three months ended September 30, 2005 was $132,000, an 85 percent decrease in revenue from $866,000 in the comparable quarter in 2004. The decrease in government revenue of $734,000 is attributed a decline in government backlog from the comparable period in 2004. The Company is currently in a hiatus period between funding increments on two government contracts totaling approximately $1,500,000 and additional funding under these contracts is not expected until later in the year or early 2006. The Company is seeking new government contracts to replace the government contracts that ended in 2004-2005 and has submitted several proposals to the government that are under review. The Company expects improved government revenues after the start of the new government fiscal year in October 2005; however, there can be no assurance the funds will be available at that time.

                Financial Solutions revenue for the three months ended September 30, 2005 was $534,000, compared to $550,000 in revenue in the comparable quarter in 2004. Service and maintenance revenue accounted for the bulk of the revenue during the quarter. As a result of the software asset sale, the Company anticipates lower service and maintenance revenue in the near term. Financial Solutions revenue from license sales to customers was $10,000, compared to $59,000 in 2004. Teknowledge retains a license to service the TekPortal product as a result of the asset sales. License sales were not a major source of revenue in the current fiscal year. As a result of the reciprocal agreement between the parties, Teknowledge anticipates additional service and maintenance opportunities; however, these opportunities may take time to develop and are not assured in the long term. Teknowledge is pursing alternative opportunities but they are likely to develop gradually as Teknowledge reorganizes its commercial segment.

                In addition to product license and service opportunities, the Company is actively pursuing patent and technology licensing agreements with large companies that may be infringing on the Company’s patents. During the third quarter of 2005 and 2004, the Company recorded patent and technology licensing revenues as a result of legal settlements of $250,000 and $400,000, respectively. The Company anticipates additional proceeds from technology licensing agreements in the future. Since July 1, 2004, the Company has recorded $1,465,000 of revenues from IP settlements. [See Item 1. of Part II Legal Proceedings.]

                Revenues from the Financial Solutions and Patent and Licensing combined segments exceeded the revenue from the government segment in the third quarter of 2005. This trend is likely to continue until the government backlog rebounds to pre-2005 levels with the addition of new contract work and as the long as patent settlements are available. The Company anticipates that during the remainder of 2005 the segment with the most revenue may fluctuate from quarter to quarter, depending on the specifics of business opportunities, contract wins, market cycles, and intellectual property settlements or rulings.

Costs and Expenses

                Cost of revenues was $1,156, 000 for the three months ended September 30, 2005, compared to $1,680,000 for the three months ended September 30, 2004. Total cost of revenues declined $524,000 between periods as the Company adjusted its cost base for the decline in contract work and the results of the software asset sale. In the third quarter of 2005, the Company spent $271,000 less on labor and labor related costs, $111,000 less on patent related fees, and $436,000 less on software amortization. The Company plans to increase spending as the backlog improves. Cost of revenues as a percentage of total revenues reflects the decline in internal and external contract support required to maintain the current revenue base and the decline in government revenue. Amortization from previously developed software assets declined sharply as a result of the asset sale in August 2005 and a write down of the previous software asset value of $1,753,000 at December 31, 2004. The Company has temporarily curtailed asset development activities in the wake of the asset disposition until a new team is assembled. Because of costs related to the asset sale and relatively low government revenues during the quarter, cost of revenues exceeded total revenues in the third quarter of 2005 compared to 92 percent in 2004.

                General and administrative (“G&A”) expenses were $503,000 for the three months ended September 30, 2005, compared to $431,000 for the three months ended September 30, 2004. The increase of $72,000 in general and administrative costs is primarily the result of an increase in banking fees of $150,000 during the quarter. G&A expenses are expected to return to pre-asset sale levels in the fourth quarter of 2005. General and administrative expenses for the three months ended September 30, 2005 were 55 percent of total revenue compared to 24 percent of total revenue for the three months ended September 30, 2004. The drop in revenue in the government segment negatively affected G&A as well as other expense categories.

                Sales and marketing expenses were $13,000 for the three months ended September 30, 2005, compared to $84,000 for the three months ended September 30, 2004. The drop in overall expenses is attributed to a reduction in labor and labor related expenses associated with direct sales and marketing activities. Until the backlog improves, the Company intends to focus on bid & proposal to win new contracts and direct technical support activities for existing contracts. Sales and marketing expenses for the three months ended September 30, 2005 were 1 percent of total revenue compared to 5 percent of total revenue for the three months ended September 30, 2004. Sales and marketing expenses will likely increase in the future.

                The Company sponsored internal R&D expenses were $260,000 for the three months ended September 30, 2005, compared to $3,000 for the three months ended September 30, 2004. The Company diverted some of its normally billable government staff to R&D activities until it receives the next increment of government funding on its existing contracts later in the year or in the first quarter of 2006. In addition to the government sponsored research and development, R&D expenses for the three months ended September 30, 2005 and 2004 were 28 percent and 0 percent of total revenue, respectively.

                 As a result of the asset sale reported on August 22, 2005, The Company reported a gain of $3,764,460 during the third quarter of 2005. Teknowledge received proceeds of $5,950,000 that was partially offset by the write off of the software asset’s book value of $2,012,000 and deal related legal and other direct expenses totaling $174,000. $1,050,000 of the gross proceeds of the $7,000,000 asset sale will be held in escrow for a period of eighteen months at which time it will be remitted to Teknowledge, net of eligible expenses.

Nine months ended September 30, 2005 and 2004

Revenues

                Revenues for the nine months ended September 30, 2005 were $3,510,000, compared to $6,074,000 for the nine months ended September 30, 2004. Revenue from Financial Solutions was 49 percent of total revenues compared to 39 percent for the comparable period in 2004. Revenue from government contract R&D was 37 percent of total revenue in the nine months ended September 30, 2005, compared to 54 percent for the comparable period in 2004. 13 percent of 2005 revenue is from Patent and IP licensing compared to 7 percent in the comparable period.

                Government contract R&D revenue for the nine months ended September 30, 2005 was $1,312,000, a 60 percent decrease in revenue from the comparable quarter in 2004. The decline in government revenues is attributed to a decline in backlog from the comparable period. The Company is currently in a hiatus period between funding increments on two government contracts and additional funding is not expected until later in the year or early 2006. The Company proposed several new contracts to the government in the third quarter of 2005 that are expected to provide additional revenues in the fourth quarter. The Company is seeking new government contracts to replace the government contracts that ended in 2004-2005 and has submitted several proposals to the government that are under review. The Company expects improved government revenues after the start of the new government fiscal year in October 2005; however, there can be no assurance the funds will be available at that time.

                Financial Solutions revenues for the nine months ended September 30, 2005 were $1,733,000 compared to $2,355,000 in the comparable period in 2004. As a result of the software asset sale, the Company anticipates lower service and maintenance revenue in the near term through year-end 2005. Commercial revenues from license sales to customers were $110,000 for the nine months end September 30, 2005, compared to $232,000 in the same period in 2004. Future license revenues from the TekPortal product were assigned to Intuit as a provision of the asset sale. As a result of the reciprocal agreement between the parties, Teknowledge anticipates additional service and maintenance opportunities; however, these opportunities may take time to develop and are not assured in the long term. Teknowledge is pursing alternative opportunities but they are likely to develop gradually as Teknowledge reorganizes its commercial segment. In 2004, the Company recorded $30,000 of revenue from firewall technology sales.

                In addition to product license and service opportunities, the Company is actively pursuing patent and technology licensing agreements with large companies that may be infringing on the Company’s patents. For the nine-months ended September 30,2005 and 2004, the Company recorded patent and technology license sales of $465,000 and $400,000, respectively. The Company anticipates additional proceeds from technology licensing agreements in 2005. Since July 1, 2004, the Company has recorded $1,465,000 of revenues from IP settlements. [See Item 1. of Part II Legal Proceedings.]

Costs and Expenses

                Cost of revenues decreased 42 percent to $3,166,000 for the nine months ended September 30, 2005, compared to $5,477,000 for the nine months ended September 30, 2004. Cost of revenues was 90 percent of total revenues for the nine months ended September 30, 2005, compared to 90 percent for the nine months ended September 30, 2004. Through September 30, 2005, the Company spent $211,000 less on subcontractors, $983,000 less on labor and labor related costs, and $1,480,000 less on product amortization. The decrease in cost of revenues as a percentage of total revenues is attributed primarily to a decline in software amortization costs and labor related costs between comparable periods. Because of the asset sale in August 2005 and a write down of previously capitalized development assets of $1,753,000 at December 31, 2004, amortization costs were not a significant cost in 2005 compared to 2004. Due to a decline in government contract work, the Company spent approximately $1,260,000 on billable subcontractors and in-house direct labor compared to $1,865,000 during the comparable nine months in 2004. Cost of revenues as a percentage of total revenues reflects the decline in internal and external contract support required to maintain the current revenue base and lower government revenues. Cost of revenues in 2004 was adversely affected by the much higher amortization costs in that year.

                General and administrative expenses were $1,422,000 for the nine months ended September 30, 2005, compared to $1,452,000 for the nine months ended September 30, 2004. The decrease in general and administrative costs of $30,000 is primarily the result of a decrease in labor and labor related costs of $126,000 partially offset by an increase in bank fees of $181,000 in 2005. General and administrative expenses for the nine months ended September 30, 2005 were 41 percent of total revenue compared to 24 percent of total revenue for the nine months ended September 30, 2004. As revenue improves, the Company anticipates that general and administrative expenses will decline as a percent of total revenue.

                Sales and marketing expenses were $94,000 for the nine months ended September 30, 2005, compared to $279,000 for the nine months ended September 30, 2004. The Company intends to spend less on sales and marketing activities in the short term while it focuses its energy on growing its engineering operations. Sales and marketing expenses for the nine months ended September 30, 2005 were 3 percent of total revenue compared to 5 percent of total revenue for the nine months ended September 30, 2004. The Company expects spending on sales and marketing activity to increase in the future.

                The Company sponsored internal R&D expenses were $322,000 for the nine months ended September 30, 2005, compared to $169,000 for the nine months ended September 30, 2004. The Company attributes the increase in R&D expenses of $153,000 to an increased in labor expenditures on R&D projects. The Company diverted some of its normally billable government staff to R&D activities until it receives the next increment of government funding on its existing contracts in either the fourth quarter of 2005 or the first quarter of 2006. R&D expenses for the nine months ended September 30, 2005 and 2004 were 9 percent and 4 percent of total revenue, respectively.

                 As a result of the asset sale reported on August 22, 2005, The Company reported a gain of $3,764,460 during the third quarter of 2005. Teknowledge received proceeds of $5,950,000 that was partially offset by the write off of the software asset’s book value of $2,012,000 and deal related legal and other direct expenses totaling $174,000. $1,050,000 of the gross proceeds of the $7,000,000 asset sale will be held in escrow for a period of eighteen months at which time it will be remitted to Teknowledge, net of eligible expenses.

Non-operating Income and Expenses

                Interest income was $5,000 for the nine months ended September 30, 2005, compared to $3,500 for the nine months ended September 30, 2004. Interest expense for the nine months ended September 30, 2005 was $55,000 compared to $67,000 for the comparable period in 2004. Through August 2005, the Company maintained lower average loan balances. In August 2005, the Company paid off its remaining bank debt from the proceeds of the asset sale. Interest expense is likely to be minimal in the near term and interest income is likely to improve because of anticipated higher average bank balances. The Company had borrowed $1,233,000 at September 30, 2004.

                 The effective tax rate was 0 percent for both the three months ended September 30, 2005 and 2004, respectively. An effective tax rate of 0 percent for the current quarter is the result of the Company’s net operating loss carry forward and valuation allowance against the deferred tax assets.

Bookings and Backlog

                At September 30, 2005, the expected order backlog was approximately $1.3 million, which consisted of (i) new orders for which work has not yet begun and (ii) revenue remaining to be recognized on work in progress. Of the September 30, 2005 backlog, 70 percent is from government customers, while 30 percent is from Financial Solutions customers. The commercial segment has contributed 49 percent of revenue during the ninemonth period ending September 30, 2005; however, the percentage contribution to backlog is lower than from government customers as commercial contracts are typically less than nine months in duration. Approximately 58 percent of the backlog consists of government–sponsored programs that are awarded but not yet authorized for funding at September 30, 2005. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The Company has requested additional funding on two government contracts. If the funding is not received in a timely manner, the Company may experience an interruption in its planned billing and cash collections during the hiatus period between funding increments. Excluding expected new work, the Company expects 42 percent of the current backlog to be fulfilled during 2005.

Liquidity and Capital Resources

                As of September 30, 2005, Teknowledge had approximately $2,665,000 in cash and cash equivalents compared to $161,000 at December 31, 2004. The increase in net cash at September 30, 2005 is attributed to the sale of the TekPortal software asset to Intuit Inc. on August 22, 2005. The Company used cash of $2,157,000 from its operating activities through September 30, 2005, compared to $938,000 generated in 2004. The Company also provided $5,525,000 from investing activities including the sale of assets and the development of software products in 2005 compared to $1,307,000 used in 2004. In 2005, financing activities used $865,000 compared to $305,000 provided from financing in the comparable period of 2004.

                Teknowledge’s traditional sources of cash are revenues from continuing operations including intellectual property and patent licensing, credit facilities, and outside investments. As a result of the $7,000,000 sale of the TekPortal software asset in August 2005, the Company was able to increase its cash reserves and pay off substantial debt. $1,050,000 of the proceeds of the sale will be held in escrow for a period of eighteen months at which time it will be remitted to Teknowledge, net of any eligible expenses. The Company is also seeking an equity investment and other financing to stimulate future growth; however, there can be no assurance that the Company will be able to locate and obtain additional financing acceptable to the Company or at all. Based on its current cash position, available credit, and projected cash flows from operations, management believes the Company will have sufficient funds to support operations for the next twelve-months.

Line of Credit and Financing

                 As a condition of software asset sale agreement concluded August 22, 2005, Teknowledge paid off its secured debt with Bridge Bank NA of $675,000 and all outstanding fees, and terminated its line of credit and current financing arrangements with Bridge Bank. The Company is in the process of establishing a new financing arrangement with a financing institution but the terms have not been finalized as of the date of this filing. The Company believes it will have sufficient cash in the short term to support operations and outside credit and financing facilities would be used to supplement cash reserves and accelerate growth. Teknowledge is seeking a new financial arrangement that would provide both a line of credit facility and additional equity financing for at least one year.

                In connection with the credit facilities granted to the Company in prior financing agreements with Bridge Bank dated March 28, 2003 and 2004 and the amended facilities of September 1, 2004 and March 28, 2005, the Company granted five warrants with five-year terms totaling 86,750 shares at a weighted-average exercise price of $2.54per share. The warrants are exercisable in whole or in part one year after the first anniversary of the grant date and until the end of the five-year term.

Critical Accounting Policies and Estimates

                Certain accounting policies are particularly important to the portrayal of the financial position and results of operations and require the application of significant judgment by our management team; as a result, they are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on the Company’s historical experience, terms of existing contracts, observance of trends in the industry, information provided by its customers, and information available from other outside sources, as appropriate. Teknowledge’s significant accounting policies and estimates include:

*	Revenue recognition;
*	Allowance for doubtful accounts;
*	Software development costs; and
*	Determination of government indirect rate reserves.

Revenue Recognition

                Revenue on software licenses and services is recognized when persuasive evidence of an arrangement exists, the price is fixed and determinable, delivery has occurred, and there is a reasonable assurance of collection on the resulting receivable. Teknowledge may record license revenues as a result of legal settlements if the settlement provides for the issuance of a license as it did in 2004 and 2005. Teknowledge customarily obtains written purchase authorizations from customers for a specific product at a fixed price and considers delivery to have occurred at the time of shipment. The software is delivered to the customer electronically or on a compact disk. Revenue is typically recognized on shipment of product software; however, if the software is subject to customer acceptance or contract terms that do not satisfy all of the above-mentioned criteria, revenue is recognized upon customer acceptance or when all revenue recognition criteria have been met. Occasionally, customer contracts contain refund or warranty clauses that could affect revenue recognition. Teknowledge evaluates these clauses carefully; however, the Company has not experienced a refund or warranty recall and the likelihood of such an event is not predictable nor is it judged material at this time. Revenue from software consulting services is generally recognized on a time and materials basis; however, depending on the terms of the contract, the service element may be recognized on a percentage-of-completion basis. Revenue recognized under the percentage-of-completion basis requires the use of project cost estimates. Project cost estimates are revised periodically and changes affecting the amount of revenue recognized are recorded when they become known. Revenue from research and development contracts is generally recognized over applicable contractual periods as specified by each contract and as costs related to the contracts are incurred.

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

                Teknowledge evaluates the expected future revenues from software products before undertaking software development. Only those projects that are considered potentially profitable after including the costs to develop the software are pursued beyond the planning stage. The Company capitalizes software development costs from the point of technological feasibility and after completion of the detail program design. All costs incurred prior to determination of technological feasibility are expensed. Teknowledge solicits feedback from its customers to help identify potential enhancements that add value to key products. The Company in turn evaluates these potential enhancements to determine which, if any, will be incorporated into the next version. The software development process proceeds from module to module until the product manager determines that an adequate number of functionalities have accumulated to earn release status. A typical version may encompass up to a dozen functional modules, most of which could be used separately, but which are not practical to market individually because of cost and market constraints. The Company may add high-value, low-risk development modules to address particular customer needs, but only after assessing technical risk and program design issues. These optional features are considered low-risk development enhancements to the original functionality.

                The Company completed V3.2 of TekPortal in the second quarter of 2005 and it was released to customers. Capitalized costs include direct and indirect labor costs and applicable overhead, but exclude general and administrative costs. The Company regularly examines its procedures for accumulating economic life of the product, which is estimated at three years. Capitalized software development costs are reviewed and evaluated periodically to determine recoverability. Should the Company determine that all or part of its capitalized software development costs are not recoverable, an adjustment to the capitalized software costs would be charged to income in the period such determination is made. Management evaluated the performance of its TekPortal product through December 31, 2004, and determined that an adjustment to the net realizable value of the development asset was required because the licenses, maintenance, and related services revenues, net of future costs of completing and disposing of the product, including maintenance and required customer support, did not meet management’s financial objectives. As a consequence, the unamortized value of previously capitalized software development costs at December 31, 2004 was reduced by $1,753,000. The Company began amortizing V3.2 of TekPortal in June 2005. At August 22, 2005, the Company sold its TekPortal software asset and transferred the development software to Intuit Inc. As a consequence of the sale, the unamortized value of TekPortal versions 3.2 and the unfinished version 3.3 of $2,012,000 was written off in the third quarter of 2005.

Determination of Government Indirect Rate Reserves

                 The Company’s revenues, costs, and earnings on government contracts are determined based on direct cost and estimated overhead “indirect” rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs typically vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made on a cumulative basis whereas the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal Government. As a result of these audits, the Company may be exposed to annual cost adjustments that are applied on a retroactive basis to the government contracts completed in prior years. These adjustments can have a negative or positive effect on the results of operations and cash reserves in the period in which the adjustment is realized. In order to address the possible exposure to rate adjustments in prior years, Teknowledge established a rate adjustment reserve for potential government cost recovery for the open and unaudited years of 2001-2004. The cumulative reserve, excluding earned retained fee of $265,000, is $2,244,000 at September 30, 2005.

                On September 30, 2004, the government suspended payment on three of Teknowledge’s contracts pending repayment of projected differences between the “actual” overhead rates used in the billings and the proposed overhead rates submitted to the government for the years 2001-2003. Based on the original rate data Teknowledge provided to the government for those years, the government audit agency, DCAA, indicated that Teknowledge owes $813,000 in gross charges. Prior to this, Teknowledge requested a review of the treatment of subcontractor costs in the previously submitted overhead cost proposals. Teknowledge believes the prior treatment unfairly allocated substantial amounts of internal G&A expenses to outside subcontractors and has requested an equitable redistribution of these costs to a separate pool for the unaudited years. A similar treatment has already been approved for 2004, but the government has so far denied Teknowledge’s request to make the change effective for all the unaudited years. The change in the treatment of subcontractor costs, if accepted by the government, could reduce the overall exposure to the Company by $750,000. On October 5, 2004, the government released for payment the three contracts that were on suspension, contingent on the establishment of a long-term payment schedule between the two parties. The payment terms and conditions will be determined after a review of the Company’s financial viability, and its cash reserves and forecast cash flows from all sources through 2005. The Company believes it could have adequate cash resources to establish a mutually workable payment schedule, depending on the agreements reached, and the Company’s financial position at that time. Teknowledge’s financial position improved in the third quarter with the software asset sale; however, until the matter is resolved, the Company is prepared to make good faith payments while it negotiates for the successful resolution of the treatment of the subcontractor costs and any related rate issues. These payments would be charged against the rate reserve and not earnings.

                 During the fourth quarter of 2004, the government issued a preliminary audit report and findings for the overhead costs incurred in 2001. The government questioned the Company’s treatment of amortization on previously capitalized software development costs for the Company’s dual-use TekPortal product. The Company allocated approximately 30 percent of 2001 amortization costs to the government segment, which the Company believed was a fair allocation to the government for the benefit from the technology developed in 2000. The government subsequently rejected this argument, denying any allocation to the government either directly or indirectly because of the products short history of largely commercial sales and other technical issues. At the time the product V1.0 was originally developed in 2001, the Company intended to sell its product to commercial and government customers. As evidence of this intent, the Company provided copies of two 2001 proposals to the auditors. In addition, the Company has a long history, going back to the 1980s, of selling previously developed products like M.4 to the government. Therefore, the Company believes it was reasonable to assume that the government would benefit in the development of Teknowledge products and allocating 30 percent of the development costs was a realistic consideration based on Teknowledge’s long history of product development. This is consistent with the government’s pledge to encourage government contractors to develop commercial products from internal R&D. The government excluded 100 percent of the development costs claiming since there were no TekPortal sales to the government during the applicable period; therefore, the production costs should not have been allocated to the government. The government position appears to be inconsistent with the intent of FAS86, which describes a process of allocation costs over estimated revenues from the potential sales of the TekPortal product. The Company believes this behavior discourages contractors from commercializing their products developed from internal R&D and Teknowledge intends to contest the government’s exclusion of these costs.

                 The Company periodically evaluates its exposure from the government’s suggested cost treatment of software development costs for the unaudited years of 2001-2003, assuming all amortization costs were included in the G&A base pool. At December 31, 2004, after consulting with outside counsel, and given the relative absence of court precedent in this area, management determined there was a potential estimated cost exposure, as a result of a negative outcome from the aforementioned issue, of $1,500,000. The Company believes that a considerably lower amount is entirely possible and it plans to negotiate with the government for the most favorable result. In the third quarter of 2005, the Company requested from the government that an Alternative Dispute Resolution (“ADR”) procedure be established to evaluate the outstanding issues and to accelerate the review process. The government is reviewing Teknowledge’s request and is likely to accept Teknowledge’s offer for mediation after certifying the 2001 audit results, which qualifies the appeal process. Typically, a retired judge or similar official reviews the information, makes recommendations, and encourages the parties to reach a settlement. ADR results are normally non-binding; however, the parties are generally motivated to accept the results so that the matters can be concluded without incurring significant additional time and expense. The final results may vary from the predicted outcome and are likely to be costly and time consuming if litigation is required to resolve the matter. The Company has previously discussed alternatives solutions with the government, including a long-term payment schedule and a beneficial licensing agreement; however, it is impossible to determine at this time the ultimate outcome of negotiations. The Company has established a reserve to offset a negative outcome for the open years of 2001-2004 of $2,244,000, which the Company believes is reasonable; however, the final outcome may be more or less than this amount. Because this matter is based on the specific treatment of generally allowable costs, no penalties or interest charges are anticipated.

Recent Accounting Pronouncements

                 In December 2004, the FASB issued SFAS No. 123 (Revised 2004) “Share-Based Payment” that prescribes the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b)liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” that was previously allowed under SFAS No. 123 as originally issued. Under SFAS No. 123R, companies are required to record compensation expense for all share based payment award transactions measured at fair value. In April 2005, the Securities and Exchange Commission (“SEC”) delayed the effective date of SFAS No. 123R. Accordingly, this statement is effective for us beginning January 1, 2006. We have not yet determined the final impact, if any, that the adoption of SFAS No. 123R will have on our financial position; however, we do not anticipate the change will have a material impact on our financial position, results of operations or cash flows.

                 In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections-A Replacement of APB Opinion No. 20 and FASB Statement No. 3.” SFAS No. 154 requires retrospective application to prior periods’ financial statements for changes in accounting principal, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 also requires that retrospective application of a change in accounting principle be limited to the direct effects of the change. Indirect effects of a change in accounting principle, such as a change in non-discretionary profit-sharing payments resulting from an accounting change, should be recognized in the period of the accounting change. SFAS No. 154 also requires that a change in depreciation, amortization, or depletion method for long-lived non-financial assets be accounted for as a change in accounting estimate affected by a change in accounting principle. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The provisions of this statement are effective for us beginning January 1, 2006. We do not anticipate that the adoption of SFAS No. 154 will have a material impact on our financial position, results of operations or cash flows.

Certain Factors That May Affect Future Results of Operations and/or Stock Price

Current cash flow may be insufficient to support current and future operations

                 To support current and future operations, the Company is dependent upon revenues, credit facilities, and its ability to obtain financing. Revenues decreased by 50 percent in the third quarter of 2005 to $916,000, compared to $1,816,000 in 2004. The ability of the Company to grow its revenues will depend on the Company’s success in winning new government R&D contracts and selling commercial services and maintenance support to existing and new customers. As of September 30, 2005, Teknowledge had $2,665,000 in cash and cash equivalents, an increase of $1,683,000 over the comparable period in 2004. The increase in net cash at September 30, 2005 is attributed principally to the sale of the TekPortal software asset Intuit Inc. in August 2005. The Company used net cash of $2,157,000 from its operating activities for the nine-months ended September 30, 2005, compared to $938,000 generated in the comparable period in 2004. The Company also provided $5,525,000 from the sale of assets and the development of software products in 2005 compared to $1,307,000 used in 2004. In 2005, financing activities used $865,000 compared to $305,000 provided in 2004. Teknowledge is in the process of establishing a new credit line with a bank. The Company’s available cash and anticipated credit facilities are adequate to sustain the business; however, future growth is likely to be dependent on the Company’s success at improving cash flow and securing additional outside financing sources.

                 Teknowledge is actively pursuing patent and technology licenses as well as outside equity investments to fund growth and to provide working capital. However, there can be no assurance that the Company will be able to obtain additional capital on acceptable terms, or at all, or that the Company will generate significant revenue from licensing its patents and technology. If the Company cannot raise funds on acceptable terms, the Company may not be able to continue to support its existing operations or to develop new products and services, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. The Company may be required to eliminate costs by reducing headcount further, which could result in less sales or development activities and adversely impact operations. In the event the Company raises capital by issuing equity securities from authorized shares, such financing will decrease the percentage equity ownership of existing stockholders, and depending on the price at which the equity securities are sold, may result in significant economic dilution. The Board of Directors is also authorized under the Company’s Certificate of Incorporation to issue preferred stock with preferences and privileges senior to those of the common stockholders without common stockholder approval, though subject to applicable government regulations and stockholder approval rules. If the Company issues preferred stock in a financing, the rights of existing stockholders could be adversely impacted.

The market for software and software services is highly competitive and changing rapidly

                 The market for the Company’s services and software continues to evolve rapidly and is populated by substantial competitors who are continuously developing competing software products and services. As is typical for a new and rapidly evolving industry, demand and market acceptance for products and services are subject to a high level of uncertainty. As a result, many competitors have merged or dropped out of the market. Further, aspects of the business (including security, privacy, reliability, cost, ease of use, and quality of services) are undergoing rapid change. The Company is exposed to a higher risk of default and slower collections from small non-government clients, compared to relatively reliable government customers. Teknowledge is addressing this difference by broadening its customer base.

                 Teknowledge plans to grow its commercial business by selling through partnerships and by expanding into additional value-added capabilities or service offerings. Additional new product development will require incremental additional investments and that could strain technical, financial, and operational resources. The Company’s gross margins in new business areas may be lower than in its government contract business, and it may not be able to expand or maintain operations in a cost-effective or timely manner. If customers do not receive new products or services favorably, it could hurt the Company’s reputation and delay future expansion.

                 Within the financial services industry, Teknowledge believes some companies are consolidating, creating larger competitors with greater resources and a broader range of products. Some of Teknowledge’s competitors and potential competitors may have significant advantages over the Company, including extensive name recognition and marketing power, preferred vendor status with the Company’s existing and potential customers, and significantly greater financial, technical, marketing and other resources. These factors may give them the ability to offer free products or services to gain market share or to respond more quickly to new or changing opportunities, technologies, and customer requirements. The Company’s competitors may also highlight public disclosures of the Company’s previous adverse financial position, or package their products in a manner that may discourage potential customers from purchasing the Company’s products. Existing and potential competitors may establish cooperative relationships with each other or with first parties, or adopt unsustainable or aggressive pricing policies to gain market share. Security, privacy, reliability, cost, ease of use, and quality of service are the key competitive factors, and competitors are changing the way in which they are developing these factors; these changes may adversely affect cost of sales or the market acceptance of information aggregation software.

                 The demand for the Company services will depend upon broad acceptance of new methods of accessing and utilizing information over the Internet. An unstable economy and the resulting uncertainty can defer purchasing decisions by financial and other institutions, and there can be no assurance that these conditions will improve or that demand will return to previous levels. As the market continues to change, there can be no assurance that the Company will be able to recruit or retain the technical staff to develop and bring products to market, that these products will gain market acceptance, or generate significant revenue or profits. If Teknowledge’s products and services markets develop more slowly than expected, become saturated with competitors, or if the Company’s products do not achieve market acceptance, the Company’s business, financial condition, and results of operations may be materially and adversely affected.

                 Teknowledge’s customers in the Financial Solutions segment are in the financial services industry, which is subject to economic changes that could reduce demand for the Company’s services. Consolidation in the financial services industry and unforeseen events, recession, inflation, or acts of terrorism could occur and reduce consumer use of bank services. Any event of this kind, or implementation for any reason by banks of cost reduction measures, could result in significant decreases in demand for our products and services. Mergers and acquisitions are pervasive in today’s banking industry. Teknowledge’s existing customers may be acquired by or merged into other financial institutions, which already have their own financial Internet software solution or which decide to terminate their relationship with the Company for other reasons. As a result, the Company’s revenue from related software services could decline if an existing customer is merged into or acquired by another company.

Outsourcing may affect demand for domestic software services

                 Most of Teknowledge’s software professionals have very specialized skills that are hard to replace. Some have U.S. government security clearances that are only open to U.S. citizens who are willing to undergo an extensive multi-year background investigation. Others have very specialized backgrounds in development and integration of complex Financial Solutions software. Still others have very deep R&D backgrounds in artificial intelligence, training, or security. Teknowledge places a high value on employee loyalty, making it possible to develop trust with employees over a long period of time. None of these advantages are currently operating in the outsourcing market for software development. Outsourcing does provide software engineering skills at a fraction of the cost of U.S. labor. The use of outsourced labor appears to be a more common practice in the commercial arena; however, the factors above, combined with increasing concern about information security risks in the financial industry may serve to minimize the use of outsourcing for mission critical and security sensitive banking applications.

Increasing government regulation of the Internet and financial services industry could adversely affect the Company’s business

                 Numerous federal agencies have recently adopted rules and regulations protecting consumer privacy and establishing guidelines for financial institutions to follow in selecting technology vendors for solutions offered by the Company. The Company believes its business does not currently subject it to any of these rules or regulations that would adversely affect its business. However, these rules and regulations are new and may be interpreted to apply to the Company’s business in a manner that could make its business more onerous or costly. Moreover, financial institutions must generally comply with these laws and regulations, which may adversely impact demand for the Company’s products. As the Internet continues to evolve, the Company expects federal, state, and foreign governments to adopt more laws and regulations covering issues such as user privacy, taxation of goods and services provided over the Internet, pricing, content, and quality of products and services. If enacted, these laws and regulations could limit the market for Internet-based financial services.

Teknowledge’s services must integrate complex data processing systems

                 Teknowledge’s services must integrate third-party products with complex data processing systems at our customer’s facilities. The Company generally recognizes revenue on a percentage-of-completion basis, so its revenue is often dependent on its ability to complete implementations within the time periods that are established for its projects. Teknowledge relies on a combination of internal implementation teams and outsourced implementation teams for its implementations. If these teams encounter significant delays in implementing the Company’s solutions for a customer or fail to implement the solutions effectively or at all at a customer’s facility, the Company may not be able to recognize any revenue from the contract or be required to recognize a loss from the contract, if revised project cost estimates exceed revenue from the contract. In addition, Teknowledge may incur monetary damages or penalties if we are not successful in completing projects on schedule.

Teknowledge’s software may contain undetected errors or defects

                 Teknowledge has a quality assurance program to test its complex software, but its software could still contain undetected errors or defects that may be discovered at any point in the life of the product. The Company has in the past discovered and corrected software errors. After implementation, errors may be found from time to time in the Company’s new or enhanced software or services, or in products or services it resells for strategic partners. These errors could cause the Company to lose revenues or cause a delay in market acceptance of its solutions or could result in liability for damages or injury to its reputation. The Company’s software is often used in transaction processing systems that include other vendors’ products and, as a result, its products must integrate successfully with these existing systems. System errors, whether caused by the Company’s software or the software of another vendor, could adversely affect the market acceptance of its financial software products, and any necessary modifications could cause the Company to incur significant expenses. Since the Company’s products are used to deliver services that are integral to its customers’ businesses, errors, defects, or other performance problems could potentially result in financial or other damages to its customers. This could become a particular concern if there were problems with the Company’s former ACH Transfer software. The Company and its partners do conduct tests of financial software, but any product liability litigation arising from errors, defects, or problems, even if it were unsuccessful, would be time-consuming and costly to defend. Existing or future laws or unfavorable judicial decisions could potentially negate any limitation of liability provisions that are included in the Company’s license agreements.

Teknowledge’s network infrastructure could be vulnerable to security breaches

                 Despite the Company’s security measures, the core of its network infrastructure could be vulnerable to unforeseen computer problems and security breaches. Network or Internet security problems could harm the Company’s reputation and business. Although the Company has taken steps to mitigate much of the risk, it may in the future experience interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees, or others. Unknown security risks may result in liability to the Company and also may deter financial organizations from utilizing Company services. Although the Company intends to continue to implement and establish security measures, there can be no assurance that measures it has implemented will not be circumvented in the future, which could have a material adverse effect on its business, financial condition, or results of operations. The occurrence of any of these problems could reduce product demand from potential customers and cause existing customers to terminate their license or data center contracts with the Company. These problems could also require the Company to spend significant capital to remedy any failure and could subject it to costly litigation with clients or their end users.

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

Service revenue is partially dependent on government-sponsored contract R&D

                 The majority of Teknowledge’s service revenue was historically been derived from government-sponsored contract R&D projects, and the Company has been profitable in that business. However, current backlog is low, and dependence on R&D contracts can be risky because the contracts are subject to administrative, legislative, and political interruptions, which may jeopardize the flow of funds. There can be no assurance that the government will continue to seek services at the current level in the future. Although the Company expected an increase in proposals related to homeland security in 2004-2005, the level of requests for software R&D proposals in its target areas was lower than expected. There can be no assurance there will be an increase in relevant software R&D opportunities in the future. The Company faces increased competition for government projects and this may continue until the general economy improves.

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

Periodic rate changes and audits may cause cost adjustments

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

Teknowledge’s success depends on retaining sufficient technical staff and attracting additional technical staff

                The Company recognizes that the loss of one or more key management and technical personnel, who are employed on an at-will basis, could adversely affect the Company’s business. The Company relies on its executives and business managers for the acquisition and negotiation of new business, the management of services contracts and product development, and the management of ongoing operations. A proportion of the technical support base for operations is provided by outside consultants, and it is anticipated that this trend will continue in the future. The use of outside consultants allows the Company to expand or constrict its operations quickly both inside and outside the U.S.

Teknowledge will incur increased costs as a result of the implementation of new rules, regulations, and pronouncements from the SEC and NASDAQ, including the provisions of the Sarbanes-Oxley Act of 2002

                Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, rules adopted or proposed by the SEC and by the NASDAQ Stock Market and new accounting pronouncements, will result in increased costs to us as we evaluate the implications of these laws, regulations and standards and respond to their requirements. The Company was recently delisted from the Nasdaq SmallCap Market due its low shareholders’ equity and recent financial performance. The Company intends to appeal its delisting; however, there is no guarantee the Company will be able to comply with the listing requirements to satisfy the Nasdaq review panel nor be able to sustain its listing once it is reinstated. To maintain high standards of corporate governance and public disclosure, we intend to invest substantial resources to comply with evolving standards. This investment may result in increased general and administrative expenses and divert management time and attention from strategic revenue generation and cost management activities. In addition, these new laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher premiums to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified personal to serve on our board of directors, our board committees or as executive officers. We are taking steps to comply with the recently enacted laws and regulations in accordance with the deadlines by which compliance is required, but cannot predict or estimate the amount or timing of additional costs that we may incur to respond to their requirements.

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

                (b) Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

                Teknowledge has an active patent licensing program. On August 19, 2002, Teknowledge entered into a Contingency Fee Agreement and Power of Attorney in Damage Suit (the “Fee Agreement”) with Goldstein & Faucett, L.L.P. (the “Attorneys”) for the enforcement of its intellectual property rights, specifically U.S. Patent No. 6,029,175 entitled “Automatic Retrieval of Changed Files by a Network Software Agent” (“the ‘175 patent”). Under the terms of the Fee Agreement, the Attorneys agreed to pursue damages, compensation, and relief to which Teknowledge may be entitled related to any infringement of the ‘175 patent, and Teknowledge will pay the Attorneys’ fees and direct expenses out of any money collected from such efforts.

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

                On December 12, 2003, the District Court for the Northern District of California ruled that the two cases be consolidated into a single action. Microsoft filed a counterclaim on February 3, 2004, claiming that Teknowledge infringed on two of its patents, one for electronic bill payments, and the other for information aggregation. Teknowledge has settled with all of the defendants and counterclaimants, as has been disclosed in the previous SEC Form 8-K filed August 12, 2005, SEC Form 8-K filed October 4, 2004, SEC Form 8K/A filed October 12, 2004, SEC Form 8-K filed November 3, 2004, SEC Form 8-K filed February 22, 2005, and SEC Form 8-K filed August 12, 2005.

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

Item 5. Other Information

                On October 18, 2005, Teknowledge Corporation (the “Company”) received notice that The Nasdaq Stock Market, Inc. (“Nasdaq”) and the Nasdaq Listing Qualifications Hearings Panel (the “Panel”) have determined to delist the Company’s common stock from the Nasdaq SmallCap Market effective at the opening of business on Thursday, October 20, 2005. The Panel informed the Company that the Company does not comply with Marketplace Rule 4310(c)(2)(B), which requires the Company to have (i) a minimum of $2.5 million in stockholders’ equity, (ii) market value of listed securities of $35 million, or (iii) net income from continuing operations of $500,000 in the most recently completed fiscal year or in two of the last three most recently completed fiscal years.

        The Company previously announced on August 5, 2005 that Teknowledge was granted an extension by the Panel to comply with the rule by September 30, 2005. The Company requested a second extension, but the Panel did not extend the compliance time. The Company will file an appeal within fifteen days of the notice, but the appeal will not prevent the scheduled delisting.

        The Company quotations for its common stock will move to the Pink Sheets quotation service for at least thirty days, after which time it may qualify for listing in the OTC Bulletin Board (OTCBB) quotation service. The Company plans to appeal its delisting notification.

        Effective with the open of business on Thursday, October 20, 2005, the trading symbol for Teknowledge securities was changed from “TEKCC” on the Nasdaq SmallCap Market to “TEKC.PK” in the OTC market.

Item 6. Exhibits

(a)         Exhibits:

                Set forth below is a list of all exhibits filed herewith or incorporated by reference as part of this Quarterly Report on Form 10–QSB.

Exhibit No.	Description

2.1	Asset Purchase Agreement between Teknowledge Corporation and Intuit Inc. dated August 17, 2005.

31.1	Certification of Principal Executive Officer pursuant to rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2005.

31.2	Certification of Principal Financial Officer pursuant to rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002, dated November 14, 2005.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2005.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 14, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: November 14, 2005	Teknowledge Corporation
(Registrant)

By: /s/ Neil A. Jacobstein
Neil A. Jacobstein
Chairman of the Board of Directors
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on November 14, 2005.

/s/ Neil A. Jacobstein	Chairman of the Board of Directors,	November 14, 2005
Neil A. Jacobstein	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Dennis A. Bugbee	Vice President Finance,	November 14, 2005
Dennis A. Bugbee	Chief Financial Officer
(Principal Financial and Accounting Officer)