Form 10KSB
period 2005-12-31
TEKNOWLEDGE CORP
filed 2006-04-14
CIK 716214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-KSB

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [   ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [   ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [   ] No [X]

State issuer’s revenues for its most recent fiscal year: $4,048,004

The aggregate market value of Common Stock, $0.01 par value per share, held by non-affiliates of the registrant was $1,305,923 on March 17, 2006 (based on the average bid and ask price per share of Common Stock on that date as reported by the Pink Sheets Electronic Quotations Service). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 17, 2006, there were 5,735,754 shares of Common Stock, $0.01 par value per share, of the registrant outstanding.

Documents Incorporated by Reference
Part III of this report incorporates certain information by reference from our Proxy Statement for the 2006 Annual Meeting of Stockholders.

PART I

Item 1.  Description of Business

        Teknowledge Corporation provides advanced software and services to transform data into customer value. The Company was founded more than 24 years ago as a software technology company with the vision of codifying and distributing knowledge via computers. Approximately 39 percent of revenue in 2005 was primarily from cost plus fee-type government sponsored contract research and development. The remaining 61percent was from Financial Solutions customers (50%), and intellectual property licenses (11%). Teknowledge was incorporated on July 8, 1981, under the laws of the State of Delaware. Teknowledge has technical operations offices located in Palo Alto, California and Marina Del Rey, California. Teknowledge’s business is currently concentrated in the United States.

         The Company’s website address is http://www.teknowledge.com. The Company’s filings with the Securities and Exchange Commission (“SEC”), including its Annual Reports on Form 10-KSB, its Quarterly Reports on Form 10-QSB and its Current Reports on Form 8-K, including amendments thereto, are made available as soon as is reasonably practical after such material is electronically filed with the SEC. These filings can be accessed free of charge at the SEC’s website at http://www.sec.gov, or by following the “SEC Reports” link provided in the “Investor Relations” section of the Company’s website.

        Teknowledge® is a trademark of Teknowledge Corporation. All other brand names, product names, trademarks and registered trademarks are the property of their respective holders.

        The Company operates three reporting segments, Financial Solutions, Government Contract R&D, and Patents and Technology Licensing. Teknowledge’s direct revenue mix from operations for the year ended December 31, 2005, was approximately 11% Patents and Technology Licensing, 50% Financial Solutions and 39% Government Contract R&D compared to 12% Patents and Technology Licensing, 38% Financial Solutions and 50% Government Contract R&D in 2004. Year-to-year revenues from Financial Solutions operations declined 36% from 2004. There was a 62% decline in Government Contract R&D revenue due to contracts ending during the year that were not replaced by new contracts. Sales of Financial Solutions products provided 81% of commercial revenues in 2005 and 76% in 2004. In 2005, the remaining 19% of commercial revenue came from $465,000 of IP licenses.

        In terms of our financial position at the end of 2005, Teknowledge has experienced an increase in net income and cash, as well as a downturn in revenue compared to 2004. The increases can be largely attributed to the Company’s sale of its TekPortal software assets to Intuit Inc., which created a cash infusion of $5,950,000. These funds were used to pay off the majority of the Company’s debts, and improve its cash reserves. Teknowledge paid off its bank debt completely in Q3 2005. It is no longer in default with the bank as compared to 2004, when Teknowledge had significant adjustments and write-downs at year-end, and the Company was not in compliance with its net income/loss covenant with the bank. In addition to the cash infusion, the Company reported 2005 net income of $1,855,000, and a positive balance in stockholders’ equity of $187,000. In 2004, the Company reported net loss of ($5,897,000) and stockholder’s deficit of ($1,681,000). Teknowledge ended 2005 with significantly more cash in the bank, $2,169,000, an increase of $2,007,000 from December 31, 2004. These numbers are discussed in more detail in Part II, Item 6: Results of Operations.

Operating Segments

        Financial Solutions. On August 22, 2005, Teknowledge concluded the sale of its TekPortal technology, an asset from its Financial Solutions business unit, to Intuit Inc. for $7,000,000. As part of the technology sale, Intuit was granted a license to each of Teknowledge’s six active patents, and acquired Teknowledge’s pending patent on OFX technology. Teknowledge retained ownership of all of its current customer contracts and patents. It also received a license to apply TekPortal “dual-use” application software in the military, intelligence, and homeland security arenas. $1,050,000 of the gross proceeds of the asset sale were held in escrow as a reserve for indemnification claims for a period of eighteen months, at which time it will be remitted to Teknowledge, net of eligible claims. The Company recorded proceeds of $5,950,000 that was partially offset by the disposal of the software asset’s book value of $2,012,000 and asset sale related legal and other direct expenses totaling $174,000.

        Financial Solutions revenues for 2005 were down from the previous year (see Part II, Item 6: Results of Operations). Teknowledge retained its TekPortal maintenance contracts, and in conjunction with Intuit personnel, is continuing to provide maintenance services for our banking customers. Teknowledge is now developing new software and a team to provide hardware and software integration services to financial and other institutions. This may also provide opportunities for selling innovative software developed in Teknowledge’s Government Contract R&D segment.

        Government Contract R&D. Teknowledge’s Government Contract R&D segment conducts contract research and development in complementary technical application areas. Teknowledge has been working for over two decades in software technology areas related to national security. Many of Teknowledge’s current R&D contracts are directly relevant to counterterrorism. The Company’s relationships with the relevant government agencies are well established. The Company is continuing to respond to new requests for defense and intelligence capabilities, by various government agencies. Management believes that this work will contribute to solving key problems, help grow our revenues, and provide significant new computer security and knowledge-based software that can be utilized commercially. For example, in 2004 Teknowledge won Phase I of a Defense Advanced Research Projects Agency (DARPA) sponsored Small Business Innovation Research (“SBIR”) contract to develop symbolic spreadsheets that can add-in symbolic knowledge processing capabilities to commercial spreadsheets like Microsoft Excel®. Teknowledge expects to announce a Phase II follow-on contract in the second quarter of 2006.

        Technical personnel in the Government Contract R&D segment focus primarily on funded government research, although many have done some development for the Company’s commercial operations. Teknowledge supports its research and development capabilities by writing proposals and winning contracts sponsored by DARPA, SBIR Program, and a variety of government agencies. The contracts awarded provide Teknowledge with a very deep source of technology for its own focused product development, patents, and licensing. In the last two years, the government has funded over $5 million of programs at Teknowledge. Technical personnel in the Government Contract R&D segment are organized into groups that support specific contracts and projects. The teams are interdependent in terms of infrastructure, talent, technology, and management incentives. Teknowledge’s Government Contract R&D segment may provide software to or utilize software from the commercial segment, depending on the specific application needs of its customers. Whenever possible, the Company tries to develop dual-use software such as TekPortal aggregation that has significant application in both the commercial and defense arenas. Teknowledge has also developed prototype software technology, such as Safe Software wrappers. This is working software that is more robust than a prototype, but less mature than a product. Rather than attempt to sell directly all of the software that it develops, Teknowledge has a program to license its software to larger companies with additional development and marketing resources as well as sales distribution. In 2005, Government Contract R&D revenue was concentrated with the Department of Defense (DOD). Teknowledge’s Government Contract R&D segment tends to propose projects in the four application areas described below.

        Security Systems. The need for information security on computer networks and desktops has created demand for solutions in both government and industry. Keeping Internet sites, desktops, laptops, and transactions secure from hackers and thieves are critical to effective military and financial institution operations. Security systems go beyond simply protecting information. It is relatively easy to protect information if it is fully isolated, and does not need to be readily accessible via networks. However, both military and financial information needs to be accessible by people globally, seven days a week, 24 hours a day. A key emerging area is information fusion for security, or aggregating text, photos, and other media from distributed web sites, organizing it into a coherent whole, and being able to make knowledge-based inferences from it. This application area shifts the focus from information protection to collecting, organizing, and providing security-related knowledge access to the appropriate customers. In addition, the techniques for accomplishing traditional computer security, such as authentication, encryption, and firewall protection are constantly evolving. Teknowledge has acted as the subcontractor or prime contractor on a number of DARPA and other government sponsored projects focused on advanced techniques of Internet or cyber security.

        Training Systems. Most corporate and government training today occurs either in traditional classrooms, or over the Internet using the web version of books and classroom materials. However, the Internet and the World Wide Web have created an opportunity to distribute formerly isolated and more sophisticated computer-aided instruction that ran on desktop systems. Not only have the techniques of computer-aided instruction improved dramatically in recent years, but also the means to distribute them have undergone a veritable revolution. Now it is possible to provide individualized distance learning that models what the learner knows through an application delivered inside a standard web browser. There are major opportunities to deliver in-house corporate and defense training over intranets, K-12 instruction over the Internet, and just-in-time adult training on the job or in the home. Teknowledge has been involved in education and training since 1981. Teknowledge served as the Cluster Leader for the U.S.‘s largest multi-institution project on Intelligent Tutors and Associates between 1995 and 1998. The DARPA Computer Assisted Education and Training Initiative sponsored Teknowledge’s prototype work on associate systems. Teknowledge has played an important role in the government-sponsored initiatives to provide cost effective and industrial strength courseware over the Internet. Teknowledge developed prototype Courseware Factory™ components for converting podium-based traditional courses for delivery over the World Wide Web. This work was sponsored by the National Institute of Standards and Technology (“NIST”). From 2000 to 2004, Teknowledge won several SBIR grants to provide advanced computer-based tutoring systems over the Internet. The key to unlocking the large potential education and training market is the persistent development of increasing capabilities and cost effective solutions until the ease of use, outcome statistics, and the return on investment are so compelling that they drive innovation and adoption. This requires additional research and development, but the application potential is significant and the barriers are being overcome systematically. Teknowledge intends to continue to collaborate with the web-based training community, and seek opportunities to embed its tutoring software in integrated solutions for commercial and government customers.

        Distributed Systems. Operations that are widely distributed require extensive object-oriented systems infrastructure and the ability to extract reliable performance from distributed resources. Currently, the World Wide Web provides little of this systems infrastructure, but instead relies on the distribution of linked web pages or multimedia documents. In the future, complex webs of software objects, multimedia content, and knowledge will have to be distributed systematically, updated dynamically, and monitored for rogue behavior (e.g. viruses or worms). This requires the ability to provide reliable monitoring of software behavior, and the security of operations. Distribution of knowledge by intelligent “push” and “pull” techniques has already become a critical technology for providing personalized briefings and reports to individuals. This business area focuses on providing new systems infrastructure to address these needs. Teknowledge was a prime contractor on the now completed DARPA-sponsored QUITE project, where the objective was to integrate innovative solutions to the problem of optimizing the quality of service of distributed resources on a network. Teknowledge’s projects often involve software wrappers and models for uniform access to heterogeneous software, associate systems to provide distributed and personalized briefings, and a system for implementing and controlling software components. The technology resulting from these projects has promising applications in commercial security, search engines, extensions to popular desktop software, and personalized financial briefings. One recent outcome of this research is an operational prototype security system called “LockdownTM”, which wraps all components and processes on Windows® computers, such as email and browsers, and monitors the system for any rogue behavior. This system has been tested extensively by outside “red teams”, and it has been effective in protecting Windows® machines from virus and worm attacks, particularly on computer systems with standard configurations.

        Knowledge Systems. Decision-makers have noticed that using satellite and World Wide Web information systems is like “standing in front of an information fire hose.” It is hard to take a sip without getting more information than is useful or necessary. Teknowledge’s work in this area focuses on providing knowledge-based tools, applications, and ontologies (knowledge structures) that allow computers to aid humans in interpreting the fire hose of data. Teknowledge is advancing techniques for creating large knowledge systems that can apply knowledge about how to utilize the information in a database or an incoming stream of information. These knowledge systems are much larger and more useful now than they have ever been. The power gained from applying knowledge-based technology is much greater than in the past. Teknowledge was the prime contractor on an Army sponsored effort to create Standard Upper Ontology. This method of defining concepts formally and systematically is an important step in developing computer software that understands the meaning or semantics of the tasks it performs, rather than just processing numbers or words blindly, without reference to their meaning. Specialized techniques for creating and applying knowledge have matured. There is high potential payoff from combining several elements from this research into useful application systems. For example, complex problem solving requires the ability to access and synthesize data from multiple sources quickly and effectively. Several of the Company’s Knowledge Systems projects have an objective to develop a dynamic assessment of an evolving opportunity, problem, or competitive position. This infrastructure could eventually serve as a basis for pragmatic, web-based problem solving and sophisticated analysis of financial, operational, or defense information.

        Teknowledge has a long-term project, pursued over several government contracts, to develop software that can be used to delegate knowledge-intensive tasks to computer software “associate systems.” These associate systems may integrate several special-purpose software agents to accomplish routine tasks in a simple way. They may also accelerate knowledge gathering, refinement, dissemination, and utilization in the form of individualized briefings or tutorials. Teknowledge’s strategic plans include specializing associate systems software that amplifies human productivity with the ability to apply knowledge systematically and effectively. Teknowledge has built six prototype associate systems. The training and performance support capabilities of associate systems may also be embedded in other value-added solutions in the future. Teknowledge sees this as a significant opportunity that will evolve as the Semantic Web capabilities emerge from R&D into many practical applications. However, there are uncertainties and risks associated with the introduction of any complex software module (see Part II, Item 6).

        Patents and Technology Licensing.  Teknowledge maintains an active intellectual property program and currently holds nine key U.S. software patents (6 active, 3 expired). The application software developed by Teknowledge includes TekPortal for financial information consolidation, associate systems for conducting automated transactions on the Internet, knowledge-based expert systems, pattern detection and alert tools, and systems to manage and protect webs of networked information. One software patent on Automatic Retrieval of Changed Files by a Network Software Agent, or Hotbox®, has two key components, network caching and alerts. Network caching refers to the strategic storage of information, such as web pages, to allow accelerated access to that information. Alerts refer to the ability to register interest in a particular data item on a specific web page and get notification when that item changes. As there are many high-value applications of the capabilities covered by this patent, Teknowledge is actively protecting its intellectual property rights related to the patent’s claim.

        It is Teknowledge’s intention to increase its technology and intellectual property licensing investments and operations. The Company is aware of third parties it believes infringe on its intellectual property rights. Teknowledge has initiated actions to protect those rights. The Company is currently attempting to negotiate licensing arrangements with some of these entities. However, if the Company is unable to negotiate appropriate licensing arrangements it will continue to pursue legal action.

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

Backlog

        At December 31, 2005, the expected order backlog was approximately $2.0 million, which consisted of new orders for which work has not yet begun and revenue remaining to be recognized on work in progress. Of the December 31, 2005 backlog, 71 percent is from government customers, while 29 percent is from Financial Solutions customers. The commercial segment contributed 61 percent of revenue during the twelve-month period ended December 31, 2005. The Financial Solutions percentage contribution to backlog is lower than from government customers because commercial contracts are typically less than nine months in duration. Approximately 71 percent of the backlog consists of government-sponsored programs that were awarded but not yet authorized for funding at December 31, 2005. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The Company has requested additional funding on two government contracts. If the funding is not received in a timely manner, the Company may experience an interruption in its planned billing and cash collections during the hiatus period between funding increments. Excluding expected new work; the Company expects 83 percent of the current backlog to be fulfilled during 2006.

Sales and Marketing

        Teknowledge’s employees, including managers, project leaders, the CTO, and the CEO, market and sell Teknowledge’s services and software. The Financial Solutions and Contract R&D operating segments offer consulting services to help prospective customers define their problems and projects. Prospective customers may fund consulting assignments to evaluate current corporate capabilities and recommend next steps, including application work. However, government proposal writing conducted in response to a Broad Area Announcement or Request for Proposal is typically not funded by the customer.

Research and Development

        Most of Teknowledge’s R&D (except in Financial Solutions) was funded by R&D contracts sponsored by the government. In our fiscal year 2005, the Financial Solutions operating segment spent $452,000 developing new software for sale, which was not included in the portion of the R&D costs reimbursed by the government. In 2005, the Company recorded $1,573,000 of revenue from the government for R&D contracts. Much of this development work is focused on fundamental software systems functionality, equally useful for military or commercial applications. Generally, the Company retains the exclusive commercial development rights to its government sponsored software development. The requirement for innovation is fundamental. Teknowledge also sponsors its own software development, mostly in the form of capitalized software product development. We anticipate that the underlying TekPortal information aggregation engine will be reutilized in a variety of government applications that are not in the financial arena. In addition, the Company is working on new product prototypes related to the alerts functionality described in its ‘175 patent.

        The Company invested $452,000 and $1,560,000 in TekPortal development costs in the years ended December 31, 2005 and 2004, respectively. The Company capitalized these investments. The Company’s internally sponsored R&D expense for the years ended December 31, 2005 and 2004 was $505,000 and $185,000 respectively.

Government Contract Administration

        In 2005, approximately 86% of Teknowledge’s government revenues were primarily from cost plus fee-type government-sponsored contract research and development. Since these R&D contracts are typically made on a multi-year basis, 71% of Teknowledge’s December 31, 2005 backlog was for contract R&D sponsored by the government. Teknowledge infrequently enters into cooperative “matching” agreements with government agencies in which some R&D costs are reimbursed. The Company’s success in winning contract R&D business depends on effective competitive bidding for contracts. The Company applies for contract R&D in the form of a proposal by responding to Requests for Proposals and Broad Agency Announcements issued by the United States Federal Government, by prime contractors under contract to the U.S. Government, or in some cases by commercial companies. Proposals include discussion of the technical approach to be taken to satisfy the sponsor’s or the prime contractor’s requirements and a detailed presentation of costs expected to be incurred. Teknowledge often collaborates with other contractors such as Massachusetts Institute of Technology and Northrop Grumman. In these cases, Teknowledge frequently serves as the subcontractor, and sometimes serves as the prime contractor. The proposal is reviewed and evaluated by technical and administrative personnel employed by the government or the prime contractor. Typically, these contracts are bid competitively, and the contract is awarded to the company which would best satisfy the government’s or the prime contractor’s requirements. If the procurement method is “negotiated award,” the government or the prime contractor enters into negotiations to determine a price for the contract; upon successful conclusion of negotiations, a contract is awarded. Government contracts are subject to agency funding limitations, congressional appropriation, and the priorities of the current administration in Washington, D.C.

        Most cost plus fee-type government contracts performed by the Company have a regulated fixed-fee limit, which limits the Company from improving profit margins on this type of contract beyond what is permitted in the government regulations. In addition, Federal Acquisition Regulations exclude from reimbursement some “unallowable” expenses that the Company considers a regular part of the business. Almost all of the Company’s government contracts contain termination clauses that permit contract termination upon the Company’s default or at the contracting party’s discretion. During 1998, DARPA terminated two projects with Teknowledge due to a change in its program priorities. One DARPA sponsored subcontract project was terminated in 2004, due to a mix of factors, including the difficulty of supplying specific types of technical personnel for extended on-site classified work in a remote location. Such cancellations may occur again in the future; however, Teknowledge conducts contract R&D in several technically relevant areas, and this diversity helps protect against some of the effects of changes in sponsor priorities, personnel, or the mix of requirements. The Company intends to build its multi-year backlog further with additional proposals for new contract R&D projects, since this work provides a strong pipeline of software and technical innovation that can potentially be applied commercially.

        The majority of Teknowledge’s service revenue has historically been derived from government-sponsored contract R&D projects. Dependence on R&D contracts can be risky because the contracts are subject to administrative, legislative, and political interruptions, which may jeopardize the flow of funds. There can be no assurance that the Company’s proposals will be competitive, or that the government will continue to seek services at the current level in the future. Another uncertainty is that the Company’s revenues, costs, and earnings on government contracts are determined based on estimated overhead rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs inevitably varies somewhat from original estimates and necessitates periodic adjustments to overhead rates and revenues. An adjustment of a few percentage points may translate into several hundred thousand dollars in rate adjustments or reserves. Rate adjustments are made on a cumulative basis at least annually, but the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal Government. As a result of these audits, the Company may be exposed to cost adjustments, which are applied on a retroactive basis to the government contracts completed in those years. These adjustments can have a significant negative or positive effect on the results of operations and cash reserves in the period in which the adjustment is realized. In order to address the possible exposure from prior year rate adjustments, Teknowledge has established a rate adjustment reserve for such contingencies, and the amount of the rate adjustment reserve is reviewed and adjusted at least annually. During 2004, the Defense Contract Audit Agency (“DCAA”) finished its preliminary audit of the 2001 overhead rates and identified potential cost recoveries, principally from the treatment of software amortization costs. The Company aggregated these costs for all open years from 2001-2004 to determine the appropriateness of the reserve. [See discussion of government overhead rate reserve in Part II, Item 6, “Critical Accounting Policies and Estimates”.] As a result of this review, Teknowledge determined that additional reserves of $1,500,000 should be accrued in 2004 to provide for a potential negative result if the Company is unsuccessful in its contract appeal process. The cumulative reserve at December 31, 2005 was $2,245,000.

        The indirect costs and expenses accumulated in the performance of government contracts are allocated to the government in the form of overhead (indirect) rates. These rates, which are periodically reviewed by government auditors, fluctuate based on the relationship between overhead costs and direct costs incurred in the performance of the contracts during the year. Excluded from these rates, and not subject to reimbursement, are small amounts of unallowable costs, such as entertainment and advertising. In addition, the government has established compensation reimbursement limits for executives, which reduces the amount of compensation and related expenses (such as bonuses and stock options) that can be passed on to the government through the overhead rates. Teknowledge typically receives a fee of about 7%-8% on new government contracts. New contracts that have been transferred to Teknowledge from other contractors, such as those that were transferred from University of Southern California (“USC”) in 2000, may provide for technology rights, but no fees. The overall limitation on potential government contract fees, coupled with a potential increase in the expenses not eligible for reimbursement, restrict the Company’s ability to improve profit margins on government contracts in the future. The Company’s government-sponsored R&D is an effective development laboratory and test bed. The best software from this work becomes a candidate for software product commercialization. The government encourages commercialization of software developed under unclassified government R&D contracts so that it can buy so called “dual-use”, commercial off the shelf software that meets its needs, rather than be the sole customer for specialized military products. It also sharpens Teknowledge’s ability to provide competitive software.

Competition

        A number of companies provide consulting services and software that compete with aspects of Teknowledge’s business. Many of these companies are substantially larger and have greater financial resources than Teknowledge. However, Teknowledge has several key competitive advantages, including: its experienced management team, specialized consulting and engineering teams, deeply technical R&D talent base, expertise in key application areas, patent portfolio and other software-based intellectual property, and its strong and externally funded government R&D program.

        Knowledge processing systems are provided by iLog, CycCorp, BBN, and others. Distributed systems and security services are provided by Trusted Information Systems, SRI, Secure Computing, Lockheed-Martin, Boeing, Level 3 Communications, ISX, and SAIC, among others. Internet-based distance education and training technologies include MacroMedia, IBM, KnowledgeNet, and Saba. Financial software competitors include Yodlee, CashEdge, and uMonitor. Potential competitors could also be collaborators on some contracts.

Employees

        Teknowledge utilizes a combination of full-time employees, subcontractors, and trusted consultants to accomplish its work. The Company had a total of 19 full-time employees at December 31, 2005. The majority of full-time employees are technical. All of the full-time employees were employed in the continental United States. Some subcontractors are employed outside the U.S. A large percentage of Teknowledge employees, subcontractors, and consultants have deep expertise in computer science, and many have specialized backgrounds in artificial intelligence, security, systems integration, or financial software. The future success of the Company will depend, in part, on the Company’s ability to retain, attract, and motivate highly qualified technical, sales, and management personnel that are central to its operations. The Company has never had a work stoppage, and it is not a party to any collective bargaining agreement with any of its employees.

Executive Officers

        Mr.  Jacobstein, 51, has served as Chairman of the Board, Chief Executive Officer and President of Teknowledge since November 1999. He served as President, Chief Operating Officer, and a Director of Teknowledge from January 1993 to November 1999. After joining Teknowledge in 1984, Mr. Jacobstein was promoted over a nine-year period to: Senior Knowledge Engineer, Manager of the Research and Advanced Development Group, Vice President and General Manager of Research and Advanced Systems Development, and Vice President and General Manager of the Knowledge Systems Division. Mr. Jacobstein initiated Teknowledge’s eCommerce business unit in 1996. Prior to joining Teknowledge, Mr. Jacobstein was a Graduate Research Intern and consultant at Xerox PARC, and a Research Associate at CBNS. He has served on the Technology Advisory Board of the U.S. Army’s Simulation, Training, and Instrumentation Command (now PEOSTRI). Mr. Jacobstein was the Chairman of the American Association for Artificial Intelligence’s 17th Innovative Applications of AI conference in July 2005. Since 1992, he has served as the Chairman of the Board of Directors of the Institute for Molecular Manufacturing, a private nonprofit organization. In 1999, Mr. Jacobstein was elected a Henry Crown Fellow in the Aspen Institute’s executive leadership program.

        Dennis A. Bugbee, 59, is Vice President of Finance, Chief Financial Officer, and Secretary. Mr. Bugbee joined the Company in 1990 as the Division Controller for the Knowledge Systems Division in Palo Alto, California. He was promoted to Director of Finance March 1, 1993 and shortly thereafter to the positions of Treasurer and Corporate Secretary. Prior to joining the Company, Mr. Bugbee held the position of Accounting Manager with TRW’s Space and Defense Sector. He has over 30 years experience in finance and accounting. In January of 2006, Mr. Bugbee was treated for a serious illness. He has been involved regularly with this report; however, the Company is currently recruiting for a new temporary CFO.

        Benedict O’Mahoney, 46, is Vice President, Administration and Legal Affairs. Mr. O’Mahoney was elected a Director of Teknowledge in December 1999. Mr. O’Mahoney joined Teknowledge in 1996 as Corporate Counsel. Prior to joining Teknowledge, Mr. O’Mahoney practiced intellectual property law and served as General Counsel for Slatt Mortgage Company from 1988 to 1995. He served with the Federal Reserve Bank of San Francisco from 1985 to 1988.

Item 2. Description of Property

        The Company’s executive offices are located at 1800 Embarcadero Road, Palo Alto, California, under a lease expiring in October 2007. The Company rents 9,300 square feet of space in Palo Alto. The Company also has an office lease in Marina Del Rey, California (3081 sq. ft.). These properties are in good condition and are generally described as research and development facilities. All properties amounting to at least 10% of the Company’s total assets are adequately covered by insurance.

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

        On December 12, 2003, the District Court for the Northern District of California ruled that the two cases be consolidated into a single action. Microsoft Corporation filed a counterclaim on February 3, 2004, claiming that Teknowledge infringed on two of its patents, one for electronic bill payments, and the other for information aggregation. Teknowledge has settled with all of the defendants and counterclaimants on terms that included payments to Teknowledge. These settlements have been disclosed in the previous SEC Form 8-K filed October 4, 2004, SEC Form 8-K/A filed October 12, 2004, SEC Form 8-K filed November 3, 2004, SEC Form 8-K filed February 22, 2005, and SEC Form 8-K filed August 12, 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders

         The 2005 Annual Meeting of Stockholders was held on November 16, 2005.

        The proposal to elect two Class II Directors to serve for a three-year term was approved by stockholders. The proposal received the following votes:

	For	Withheld
Benedict O'Mahoney	4,991,719	172,797
Neil Jacobstein	4,993,197	171,319

        The following directors continue:

Larry Druffel
Irwin Roth

        Proposal No. 2 to ratify the selection of Burr, Pilger & Mayer LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2005 was approved by the stockholders. This proposal received the following votes:

For	Against	Abstain
5,058,525	91,551	14,440

        Proposal No. 3 to approve and adopt an amendment to the Company’s Stock Option Plan for Non-employee Directors to increase the number of authorized shares from 75,000 to 250,000 was approved by the stockholders. This proposal received the following votes:

For	Against	Abstain
576,615	276,414	38,978

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and small Business Purchases of Equity Securities

        The Common Stock of Teknowledge was traded on the Nasdaq SmallCap Market until October 20, 2005, after which date quotations for the Common Stock have been available through the Pink Sheets Electronic Quotations Service.

        The following table sets forth the range of high and low closing price information for the Common Stock on the Nasdaq SmallCap Market for the quarterly periods indicated.

2005	High	Low
First quarter, ended March 31, 2005	$1.89	$1.03
Second quarter, ended June 30, 2005	1.00	0.35
Third quarter, ended September 30, 2005	0.84	0.36
Fourth quarter, ended December 31, 2005*	0.46	0.17
2004	High	Low
First quarter, ended March 31, 2004	$4.24	$2.66
Second quarter, ended June 30, 2004	3.55	2.35
Third quarter, ended September 30, 2004	2.50	1.75
Fourth quarter, ended December 31, 2004	2.10	1.50

        As of December 31, 2005, there were 735 holders of record of Common Stock.

        The Company has never declared a dividend and is not likely to do so in the near future.

*Since Oct 20, 2005, the Pink Sheets Electronic Quotations Service provides quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

EQUITY COMPENSATION PLAN INFORMATION

        The Company currently maintains two compensation plans that provide for the issuance of Common Stock of the Company to officers and other employees, directors, and consultants. These consist of the 1998 Stock Option Plan (the “1998 Plan”) and the 2002 Stock Option Plan for Non-Employee Directors (the “Director Plan”). The maximum term of options is 10 years. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2005.

Plan category	Number of securities to be	Weighted-average	Number of securities
	issued upon exercise of outstanding options, warrants and rights	exercise price of outstanding options, warrants and rights	remaining available for future issuance under equity compensation plans
(excluding securities reflected
	(a)	(b)	in column (a))

Equity compensation	1,298,877(1)	$ 1.43	1,296,224(2)
plans approved by
security holders

Equity compensation	-	-	-
plans not approved by
security holders

Total	1,298,877	$ 1.43	1,296,224

(1)

Consists of 1,178,263 shares subject to options that are outstanding and shares available for future issuance under the 1998 Plan and 120,614 shares subject to options that are outstanding and shares available for future issuance under the Director Plan.

(2)

Consists of 1,166,838 shares that are reserved for issuance under the 1998 Plan and 129,386 shares reserved for issuance under the Director Plan. Stockholder approval is required to increase the number of options available under either plan.

         In connection with the credit facilities granted to the Company in prior financing agreements with Bridge Bank dated March 28, 2003 and 2004, the amended facilities of September 1, 2004, March 28, 2005 and June 21, 2005, the Company granted five warrants with five-year terms totaling 86,750 shares at a weighted-average exercise price of $2.59 per share. The warrants are exercisable in whole or in part one year after the first anniversary of the grant date and until the end of the five-year term. Each warrant was issued in a private transaction to Bridge Bank without general solicitation or advertisement pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

Item 6. Management’s Discussion and Analysis or Plan of Operation

Forward Looking Statements

        The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Forward-looking statements made in this report relate to cash reserves required to support ongoing operations, commercial revenue increases and backlog, new business opportunities, demand for software and services, generation of revenue from intellectual property and the value of the Company’s patent portfolio, counter-terrorism applications, market acceptance of the Company’s products and services, demand for the Company’s products and services by the government, employees and management, patent and technology licensing, intent to broaden customer base, plans to develop new products and services, effectiveness of security measures, as well as expected revenue, cash and profitability, ability to realize backlog, recoverability of capitalized software, availability of equity capital and financing, effects of competition, research and development, consolidation in the financial services industry, government regulation, collections on customer receivables, and effects of recently-issued accounting pronouncements. All forward-looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward-looking statements contained herein as a result of competition, general or financial services market conditions, government agency funding limitations, other factors relating to government contracting including overhead rate determination; the ability to attract and retain technical and management personnel, commercial opportunities, financing, and other factors described below in “Certain Risk Factors That May Affect Future Results of Operations and/or Stock Price,” and in other documents we file with the Securities and Exchange Commission. Unless required by law, we do not undertake any obligation to update any forward-looking statements or risk factors.

Overview of Significant Matters

Financial Position

        The business picture at Teknowledge has improved significantly since our 2004 annual report. Teknowledge ended 2004 with total liabilities in excess of $5,600,000, and $161,000 in cash. Our TekPortal product license business had become largely a services business, due to the perceived financial risk in the Company. Our government business backlog had diminished significantly. Our independent registered public accounting firm had indicated in their 10-KSB opinion on our December 31, 2004 consolidated financial statements that there was substantial doubt the Company would continue as a going concern. That concern still exists at the end of 2005, but the debt picture has improved and our operating conditions have changed.

        We wrote the following message in our 10-QSB for the second quarter of 2005: “Based on its current cash position, available credit, and projected cash flows from operations, management believes the Company will not have sufficient funds to support operations for the next twelve-month period unless it can secure additional funding, supplemental financing, a large legal settlement, or cash from the sale of an asset. In the event Teknowledge does not raise additional capital from increased revenues, equity financing, intellectual property or an asset sale as expected, the Company will have to reduce costs further, including headcount reductions, which would materially adversely affect on-going operations and revenues; and if the Company obtains equity financing, it will likely result in a significant dilution of existing stockholders. The Company has approached some vendors about restructuring their debt through an informal work out plan. The Company is also considering the sale of an intellectual asset or product line to provide ready cash. However, if the Company is unsuccessful in restructuring its debt or obtaining additional short-term cash inside or outside the Company, it may seek alternative remedies, including seeking reorganization under Chapter 11 of the Federal bankruptcy code.”

        Teknowledge did what we said we would do in our 10-QSB – raise cash. The extreme difficulty of raising capital in our condition was reflected by the insistence from over a dozen experienced investment bankers that we could only expect to raise a fraction of our total market capitalization (then under $3,000,000), the stockholders would be severely diluted, and that we would have to pay an investment banker 10 percent of our total transaction as a fee. Instead, in the third quarter of 2005 we sold our TekPortal asset and some patent licenses to Intuit for $7,000,000, more than twice the market capitalization of the Company on the day the transaction was signed. The deal was concluded using mostly executive resources, thus avoiding expensive investment banking fees normally associated with a complicated asset sale. Teknowledge kept all of its current patents, its Financial Solutions services contracts, and its government contract R&D business and technology.

        Teknowledge stockholders were not diluted as a result of the sale to Intuit, as we did not issue stock. In the third quarter of 2005, we paid off our bank loan. We have paid off 82 percent off our accounts payable. We have settled our patent case with Microsoft. We have significantly decreased our labor and fringe expense base. At the end of 2005, Teknowledge had more than $2.1 million dollars in cash in the bank, albeit with significant reserves on the books. We have cleaned up our balance sheet significantly, and are now embarked on Stage II – rebuilding our revenue base and making our operations profitable again.

        Teknowledge plans to return to profitability using a tried and true methodology — decreasing expenses and increasing revenues. We have already taken the steps to decrease significantly our labor, rent, medical, and legal expenses. We are servicing our existing TekPortal maintenance customers, although we expect many of these customers to transition to Intuit’s new version of the software. We have new practices in place that are designed to increase revenue, increase engineering skills, and reduce our downside risk on new services contracts. Teknowledge is developing an initiative to combine next-generation data storage hardware and software integration solutions. We have several proposals in for new government contract work, and we expect to get some of them. We are conducting with the government the second stage of a field evaluation of our software wrappers security technology. We are also building a web services system that utilizes our alerts technologies. Finally, we are working on a new business plan for Teknowledge’s next product to make it easier for large numbers of customers to deal with the torrent of data rushing at them by using a simple, knowledge-based web service for managing their information logistics.

        Teknowledge is the right company to implement this plan. For almost a quarter century, we have been continuously improving our ability to deliver knowledge-based software and services solutions. We already have most of the software pieces in place, either through contract work we have already done, or through third party license arrangements. We plan to reverse the traditional software development allocation of resources, and spend 90 percent of our attention working with customers to make their user experience rewarding, rather than building software and hoping that customers will find it and like it. Teknowledge has been working with Grid and web services for almost a decade, and has next generation wrapping, alerts, ontology, and security related software. Teknowledge has a pioneering patent on distributed information logistics, which is about getting the right information to the right people at the right time. We believe that Teknowledge can do better than just deliver data. We can use our knowledge based inference services to make informed judgments about the meaning and significance of critical pieces of information. Our intent is to combine our software with third party hardware to provide compelling value to customers. Teknowledge plans to continuously improve its ability to deliver software and hardware integration services. In addition, we plan to deliver value-added web services that help customers monitor critical variables in their operations, and enable them to act on changes to those variables in a timely manner.

        The Company experienced a decline in revenue over the past several months of 2005, excluding the asset sale. The Company spent a great deal of time in the third and fourth quarters of 2005 working on the transition of TekPortal to Intuit, and working on customer support projects. Government Contract R&D revenue is still down, pending several new prospects that may result in additional R&D revenues. In the meantime, the Company has decreased its overhead and general and administrative (“G&A”) expenses. It is now focusing on winning billable integration services contracts to provide a stable platform for further product development.

Government Contract R&D

        Teknowledge’s Government Contract R&D segment works in cutting edge research areas that we believe have significant application potential. The techniques for managing knowledge systematically have progressed significantly in the past two decades, but we have a long way to go to unlock the business potential of systems that encode and process knowledge. The World Wide Web provides a high-powered distribution mechanism for these technologies, and much of the work Teknowledge does is focused on leveraging web-based opportunities. However, knowledge is still managed haphazardly in most large organizations, with rapid change and turnover taking a toll on productivity. Today, computers mostly respond to us by executing our commands, rather than as interactive colleagues or associates that model who we are, the application domains that we work in, or the generic tasks that we perform. Teknowledge has been developing systems that address some of these features in web-based tutoring and semantic search application domains. We believe this remains a fruitful research area, and a substantial long-term opportunity for our business.

        Teknowledge has successfully completed a Phase I DARPA Small Business Innovation Research (“SBIR”) contract it won in 2004 to develop a prototype of a deductive spreadsheet that adds symbolic or concept processing to commercial spreadsheets like Microsoft Excel®. We believe this is an exciting proposition in a society where many people are uncomfortable with mathematical thinking or combining equations with qualitative reasoning. Teknowledge’s prototype spreadsheet is able to solve problems with nonmathematical concepts that embody nouns, verbs, plans and constraints. This is potentially a big opportunity with significant application specializations and extensions. Teknowledge has already built a demonstration system, and it will likely start a Phase II contract in the second quarter of 2006. There are opportunities to commercialize this technology as a plug-in application to Excel. Consistent with our evolving business model for leveraging selectively the software developed under R&D contracts, we would seek to license the technology to one or more large companies that have significant sales pull, customer base, and marketing muscle.

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

        Teknowledge is engaged in the second phase of a pilot test of its safe software wrappers at a customer site. Safe software wrappers encapsulate software modules, monitor their outputs and provide reporting and control over interfaces to other system resources. This software is more than a prototype and less mature than a product. It has many potential applications, including the ability to “lockdown” a set of corporate computers and protects them from new viruses and worms that initially have no known operational signature. This system can monitor critical resources, identify potentially harmful instructions, and lock down selectively the access to critical resources. Teknowledge developed this capability several years ago, and has been steadily improving it in new applications. If the pilot test goes well, we anticipate receiving additional contracts to deliver this system to the government and possibly to large institutions in the commercial sector. This system could be used specifically to wrap email clients such as Microsoft Outlook® and prevent attached viruses and worms from executing malicious instructions on the client machine.

        Teknowledge has retained the right to license TekPortal software in intelligence, military, and homeland security application domains. One commercial customer sponsored a project in 2005 to use TekPortal software to aggregate images from multiple photo web sites. This application also has significance for aggregating images of potential terrorists and making them available to one or more agency web sites, with a variety of processing tools and permissions. There are also potential opportunities to leverage TekPortal in government contract work that aggregates financial and other information for carefully selected targets.

        Teknowledge generated $260,000 in government contract R&D revenue in the fourth quarter of 2005, compared to $812,000 in the fourth quarter of 2004. Most of this decrease was due to considerably lower backlog in 2005 and increased competition for government contracts. Replacing these large contracts is difficult due to long lead-times and potential funding delays. Teknowledge has submitted several new contract proposals to the government, which may or may not result in new awards. There are some signs of long-term improvement in new software R&D opportunities going forward, including interest in semantic web systems that utilize artificial intelligence techniques, advanced cyber security applications that leverage our software wrapper technology, and software systems that learn. In addition, we have launched a multi-year federal systems strategy to expand beyond contract R&D into integrating application solutions that can be fielded. The contract opportunities are much larger for integrated application solutions. In addition, the product potential is greater utilizing proven contract deliverables for fielded applications. There are far more government customers available for solution-oriented application integration than for R&D. The rewards may be greater in the applications solutions market, but it could take most of 2006 to win new government application integration contract awards, and awards take months to turn into funded contracts. In addition, our small size and prior adverse financial position may limit our ability to qualify for large prime contracts. In spite of this, we will continue to propose on both prime and subcontract opportunities, and to deliver on R&D. While there may be a temporary decrease in government revenues, we believe that by addressing our financial position, and writing competitive proposals for larger deployment programs, over time Teknowledge’s government sponsored applications development contracts business may regrow into a substantial revenue and technology generating business.

Financial Solutions

        Financial Solutions revenues for 2005 were down from the previous year. Teknowledge retained most of its TekPortal maintenance contracts, and in conjunction with Intuit personnel, we are continuing to provide maintenance services for our current banking customers. Many of these customers will eventually transition to Intuit’s new versions of the software. We believe that we have excellent integration services capabilities, and strong customer references. We are planning to build out and train a team to provide new integration services to financial and other institutions. Teknowledge is developing an initiative to combine next-generation data storage hardware and software integration solutions.

Patent and Technology Licensing

        During 2005, Teknowledge demonstrated the value of its patent portfolio by obtaining $465,000 in patent licenses as the result of settlements. Management believes that these settlement numbers were low, necessitated by Teknowledge’s former cash position. However, the results speak to real value in the #6,029,175 (‘175) patent. Our patent lawsuits against Inktomi, Akamai, and Cable & Wireless were related to the information caching claims in the ‘175 patent titled: “Automatic Detection of Changed Files By A Network Software Agent.” This patent also includes claims in the area of information alerts. Teknowledge sued Microsoft, Yahoo, and AOL/Time Warner for infringing on the alerts related claims in the ‘175 patent. Teknowledge settled all of its extant patent lawsuits. The Microsoft case was settled in the third quarter of 2005 (see legal section: Part II of this report on Form 10-KSB).

        Management believes that the Company’s patents are valid and have significant value. The Company believes that there are a large number of other potential infringers of the ‘175 patent. Teknowledge also has one patent pending related to its safe software wrappers. If granted, this could prove to be a valuable addition to Teknowledge’s patent portfolio. These opportunities are some of the reasons why we created a separate reporting segment for patents and technology licenses. We have taken most of the downside cost risk out of the current lawsuits by engaging the law firm of Goldstein and Faucett on a contingency payment basis. There is the risk that the patents will be invalidated and/or that legal proceedings will determine that no infringement is present for the defendants. However, the fact that so many substantial companies have reviewed our ‘175 patent and each has chosen to provide settlements at a time when the Company was under considerable financial stress, is an indicator of the strength of this patent. Teknowledge is now in a stronger financial position after the $7 million transaction with Intuit, and we intend to pursue infringers with renewed vigor.

Risks That May Affect Future Results of Operations and/or Stock Price

Current cash flow may be insufficient to support current and future operations

        To support current and future operations, the Company is dependent upon revenues, credit facilities and its ability to obtain financing. Revenues decreased by 51 percent in 2005 to $4,048,000, compared to $8,221,000 in 2004. The ability of the Company to grow its revenues will depend on the Company’s success in winning new government R&D contracts, selling commercial services and maintenance support to existing and new customers. As of December 31, 2005, Teknowledge had $2,169,000 in cash and cash equivalents, an increase of $2,007,000 over the comparable period in 2004. The increase in net cash at December 31, 2005 is attributed principally to the sale of the TekPortal software asset to Intuit Inc. in August 2005. The Company used net cash of $2,448,000 from its operating activities for the twelve months ended December 31, 2005, compared to $796,000 generated in the comparable period in 2004. The Company provided $5,320,000 from investing activities in 2005 compared to $1,587,000 used in 2004. In 2005, financing activities used $865,000 compared to $94,000 used in 2004. Teknowledge is in the process of establishing a new credit line with a bank. The Company’s available cash and anticipated credit facilities may not be adequate to sustain the business over the next 12 months. Future growth is likely to be dependent on the Company’s success at improving revenues and cash flow.

        Teknowledge is actively pursuing new contracts and integration services business, as well as patent and technology licenses. However, there can be no assurance that the Company will be able to generate increased revenue from new software and integration services or by licensing its patents and technology. If the Company cannot raise funds on acceptable terms, the Company may not be able to continue to support its existing operations or to develop new products and services, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. The Company may be required to eliminate costs by reducing headcount further, which could result in less sales or development activities and adversely impact operations. In the event the Company raises capital by issuing equity securities from authorized shares, such financing will decrease the percentage equity ownership of existing stockholders, and depending on the price, at which the equity securities are sold, may result in significant economic dilution. The Board of Directors is also authorized under the Company’s Certificate of Incorporation to issue preferred stock with preferences and privileges senior to those of the common stockholders without common stockholder approval, though subject to applicable government regulations and stockholder approval rules. If the Company issues preferred stock in a financing, the rights of existing stockholders could be adversely impacted.

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

        Within the financial services industry, Teknowledge believes some companies are consolidating, creating larger competitors with greater resources and a broader range of products. Some of Teknowledge’s competitors and potential competitors may have significant advantages over the Company, including extensive name recognition and marketing power, preferred vendor status with the Company’s existing and potential customers, and significantly greater financial, technical, marketing and other resources. These factors may give them the ability to offer free products or services to gain market share or to respond more quickly to new or changing opportunities, technologies, and customer requirements. The Company’s competitors may also highlight public disclosures of the Company’s previous adverse financial position, or package their products in a manner that may discourage potential customers from purchasing the Company’s products. Existing and potential competitors may establish cooperative relationships with each other or with third parties, or adopt unsustainable or aggressive pricing policies to gain market share. Security, privacy, reliability, cost, ease of use, and quality of service are the key competitive factors, and competitors are changing the way in which they are developing these factors; these changes may adversely affect cost of sales or the market acceptance of the Company’s software.

        The demand for the Company’s services will depend upon broad acceptance of new methods of accessing and utilizing information over the Internet. An unstable economy and the resulting uncertainty can defer purchasing decisions by financial and other institutions, and there can be no assurance that these conditions will improve or that demand will return to previous levels. As the market continues to change, there can be no assurance that the Company will be able to recruit or retain the technical staff to develop and bring products to market, that these products will gain market acceptance, or generate significant revenue or profits. If Teknowledge’s products and services markets develop more slowly than expected, become saturated with competitors, or if the Company’s products do not achieve market acceptance, the Company’s business, financial condition, and results of operations may be materially and adversely affected.

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

Outsourcing may affect demand for domestic software services

        Most of Teknowledge’s software professionals have very specialized skills that are hard to replace. Some have U.S. government security clearances that are only open to U.S. citizens who are willing to undergo an extensive multi-year background investigation. Others have very specialized backgrounds in development and integration of complex software. Still others have very deep R&D backgrounds in artificial intelligence, training, or security. Teknowledge places a high value on employee loyalty, making it possible to develop trust with employees over a long period of time. None of these advantages are currently operating in the outsourcing market for software development. Outsourcing does provide software engineering skills at a fraction of the cost of U.S. based labor. The use of outsourced labor appears to be more common practice in the commercial arena; however, the above factors, combined with increasing concern about information security risks in industry may serve to minimize the use of outsourcing for mission critical and security sensitive applications.

Increasing government regulation of the Internet and financial services industry could adversely affect the Company’s business

        Numerous federal agencies have recently adopted rules and regulations protecting consumer privacy and establishing guidelines for financial institutions to follow in selecting technology vendors for solutions offered by the Company. The Company believes its business does not currently subject it to any of these rules or regulations that would adversely affect its business. However, these rules and regulations are new and may be interpreted to apply to the Company’s business in a manner that could make its business more onerous or costly. Moreover, institutions must generally comply with these laws and regulations, which may adversely impact demand for the Company’s products.

Teknowledge’s services must integrate with complex data processing systems

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

Teknowledge’s software may contain undetected errors or defects

        Teknowledge has a quality assurance program to test its complex software, but its software could still contain undetected errors or defects that may be discovered at any point in the life of the product. The Company has in the past discovered and corrected software errors. After implementation, errors may be found from time to time in the Company’s new or enhanced software or services, or in products or services it resells for strategic partners. These errors could cause the Company to lose revenues or cause a delay in market acceptance of its solutions or could result in liability for damages or injury to its reputation. The Company’s software is often used in transaction processing systems that include other vendors’ products and, as a result, its products must integrate successfully with these existing systems. System errors, whether caused by the Company’s software or the software of another vendor, could adversely affect the market acceptance of its software, and any necessary modifications could cause the Company to incur significant expenses. Since the Company’s software is used to deliver services that are integral to its customers’ businesses, errors, defects, or other performance problems could potentially result in financial or other damages to its customers. The Company and its partners do conduct tests of its software, but any product liability litigation arising from errors, defects, or problems, even if it were unsuccessful, would be time-consuming and costly to defend. Existing or future laws or unfavorable judicial decisions could potentially negate any limitation of liability provisions that are included in the Company’s license agreements.

Teknowledge’s network infrastructure could be vulnerable to security breaches

        Despite the Company’s security measures, the core of its network infrastructure could be vulnerable to unforeseen computer problems and security breaches. Network or Internet security problems could harm the Company’s reputation and business. Although the Company has taken steps to mitigate much of the risk, it may in the future experience interruptions in service as a result of the accidental or intentional actions of Internet users, current and former employees, or others. Unknown security risks may result in liability to the Company and also may deter financial organizations from utilizing the Company’s services. Although the Company intends to continue to implement and establish security measures, there can be no assurance that measures it has implemented will not be circumvented in the future, which could have a material adverse effect on its business, financial condition, or results of operations. The occurrence of any of these problems could reduce product demand from potential customers and cause existing customers to terminate their license or data center contracts with the Company. These problems could also require the Company to spend significant capital to remedy any failure and could subject it to costly litigation with clients or their end users.

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

Service revenue is partially dependent on government-sponsored contract R&D

        Much of Teknowledge’s service revenue has historically been derived from government-sponsored contract R&D projects. However, current backlog is low, and dependence on R&D contracts can be risky because the contracts are subject to administrative, legislative, and political interruptions or terminations, which may jeopardize the flow of funds. There can be no assurance that the government will continue to seek services at the current level in the future. Although the Company expected an increase in proposals related to homeland security in 2004-2005, the level of requests for software R&D proposals in its target areas was lower than expected. There can be no assurance there will be an increase in relevant software R&D opportunities in the future. The Company faces increased competition for government projects and this may continue until the general economy improves.

        The typical cost-type government contract that Teknowledge performs has a regulated fixed fee, which limits the Company from improving profit margins on these contracts. In addition, Federal Acquisition Regulations exclude from reimbursement “unallowable” expenses, which the Company considers a regular part of the business, such as advertising expense. In addition, almost all of Teknowledge’s government contracts contain termination clauses which permit contract termination if the Company defaults or at the contracting party’s discretion.

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

Teknowledge will incur increased costs as a result of the implementation of new rules, regulations, and pronouncements from the SEC, including the provisions of the Sarbanes-Oxley Act of 2002

        Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, rules adopted or proposed by the SEC and new accounting pronouncements, will result in increased costs to us as we evaluate the implications of these laws, regulations and standards and respond to their requirements. The Company was recently delisted from the Nasdaq SmallCap Market due to its low stockholders’ equity and past financial performance. Nonetheless, to maintain high standards of corporate governance and public disclosure, we intend to invest substantial resources to comply with evolving standards. This investment may result in increased G&A expenses and divert management time and attention from strategic revenue generation and cost management activities. In addition, these new laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher premiums to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified personal to serve on our board of directors, our board committees or as executive officers. We are taking steps to comply with the recently enacted laws and regulations in accordance with the deadlines by which compliance is required, but cannot predict or estimate the amount or timing of additional costs that we may incur to respond to their requirements.

Critical Accounting Policies and Estimates

        Certain accounting policies are particularly important to the portrayal of the Company’s financial position and results of operations. These policies require the application of significant judgment by our management team. As a result, they are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on the Company’s historical experience, terms of existing contracts, observance of trends in the industry, information provided by its customers, and information available from other outside sources, as appropriate. Teknowledge’s significant accounting policies and estimates include:

*   Revenue recognition;
*   Allowance for doubtful accounts;
*   Valuation allowance against deferred tax assets;
*   Software development costs; and
*   Determination of government indirect rate reserves.

Revenue Recognition

        Revenue on software licenses and services is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred, and there is a reasonable assurance of collection on the resulting receivable. Teknowledge may record license revenues as a result of legal settlements if the settlement provides for the issuance of a license as it did in 2004 and 2005. Teknowledge customarily obtains written purchase authorizations from customers for a specific product at a fixed price and considers delivery to have occurred at the time of shipment. The software is delivered to the customer electronically or on a compact disk. Revenue is typically recognized on shipment of product software; however, if the software is subject to customer acceptance or contract terms that do not satisfy all of the above-mentioned criteria, revenue is recognized upon customer acceptance or when all revenue recognition criteria have been met. Occasionally, customer contracts contain refund or warranty clauses that could affect revenue recognition. Teknowledge evaluates these clauses carefully; however, the Company has not experienced a refund or warranty recall and the likelihood of such an event is not predictable nor is it judged material at this time. Revenue from software consulting services is generally recognized on a time and materials basis; however, depending on the terms of the contract, the service element may be recognized on a percentage-of-completion basis. Revenue recognized under the percentage-of-completion basis requires the use of project cost estimates. Project cost estimates are revised periodically and changes affecting the amount of revenue recognized are recorded when they become known. Revenue from R&D contracts is generally recognized over applicable contractual periods as specified by each contract and as costs related to the contracts are incurred.

Allowance for Doubtful Accounts

        Teknowledge provides an allowance for doubtful accounts based on historical payment experience for its nongovernmental customers, age of unpaid amounts, and a review of significant past due accounts. Estimates of uncollectible amounts are revised each period and changes are recorded when they become known. The Company generally does not provide an allowance for receivables from government customers because the Company has historically experienced virtually no collection issues. The Company has established a rate reserve to cover potential losses associated with adjustments to its audited government rates.

Software Development Costs

        The eligible costs incurred in the development of our commercial software are capitalized. Teknowledge periodically reviews these costs to ensure they are recorded at the lower of net amortized cost or net realizable value. Net realizable value is determined using estimated future cash flows related to sales of the underlying technology. Had different assumed cash flows been used, materially different amounts of the carrying amount of these costs could have been reported.

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

        The Company completed V3.2 of TekPortal in the second quarter of 2005 and it was released to customers. Capitalized costs include direct and indirect labor costs and applicable overhead, but exclude G&A costs. The Company regularly examines its procedures for accumulating economic life of the product, which is estimated at three years. Capitalized software development costs are reviewed and evaluated periodically to determine recoverability. Should the Company determine that all or part of its capitalized software development costs are not recoverable, an adjustment to the capitalized software costs would be charged to income in the period such determination is made. Management evaluated the performance of its TekPortal product through December 31, 2004, and determined that an adjustment to the net realizable value of the development asset was required because the licenses, maintenance, and related services revenues, net of future costs of completing and disposing of the product, including maintenance and required customer support, did not meet management’s financial objectives. As a consequence, the unamortized value of previously capitalized software development costs at December 31, 2004 was reduced by $1,753,000. The Company began amortizing V3.2 of TekPortal in June 2005. At August 22, 2005, the Company concluded the sale of its TekPortal software asset and transferred the development software to Intuit Inc. As a consequence of the sale, the unamortized value of TekPortal versions 3.2 and the version 3.3 of $2,012,000 was disposed as part of the net sale of the TekPortal software asset in the third quarter of 2005.

Determination of Government Indirect Rate Reserves

        The Company’s revenues, costs, and earnings on government contracts are determined based on direct cost and estimated overhead “indirect” rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs typically vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made on a cumulative basis whereas the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal Government. As a result of these audits, the Company may be exposed to annual cost adjustments that are applied on a retroactive basis to the government contracts completed in prior years. These adjustments can have a negative or positive effect on the results of operations and cash reserves in the period in which the adjustment is realized. In order to address the possible exposure to rate adjustments in prior years, Teknowledge established a rate adjustment reserve for potential government cost recovery for the open and unaudited years of 2001-2004. The cumulative reserve, including earned retained fee of $266,000, is $2,245,000 at December 31, 2005.

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

        During the fourth quarter of 2004, the government issued a preliminary audit report and findings for the overhead costs incurred in 2001. The government questioned the Company’s treatment of amortization on previously capitalized software development costs for the Company’s dual-use TekPortal product. The Company allocated approximately 30 percent of 2001 amortization costs to the government segment, which the Company believed was a fair allocation to the government for the benefit from the technology developed in 2000. The government subsequently rejected this argument, denying any allocation to the government either directly or indirectly because of the product’s short history of largely commercial sales and other technical issues. At the time the product V1.0 was originally developed in 2001, the Company intended to sell its product to commercial and government customers. As evidence of this intent, the Company provided the auditors copies of two government proposals that utilized TekPortal’s information aggregation software. In addition, the Company has a long history, going back to the 1980s, of selling previously developed products like M.4 to the government. Therefore, the Company believes that it was reasonable to assume that the government would benefit in the development of Teknowledge products and that allocating 30 percent of the development costs was a realistic consideration based on Teknowledge’s long history of product development. This is also consistent with the government’s interest in encouraging government contractors to develop from internal R&D, commercial products that can be utilized for government purposes. The government excluded 100 percent of TekPortal development costs, claiming since there were no TekPortal sales to the government during the applicable period; therefore, the production costs should not have been allocated to the government. The government position appears to be inconsistent with the intent of FAS86, which describes a process of allocating costs over estimated revenues that the Company believes would apply to revenues from the potential sales of the TekPortal software in the government arena. The Company intends to contest the government’s exclusion of a portion of TekPortal software development costs.

        The Company periodically evaluates its exposure from the government’s suggested cost treatment of software development costs for the unaudited years of 2001-2004, assuming all amortization costs were included in the G&A base pool. At December 31, 2004, after consulting with outside counsel, and given the relative absence of court precedent in this area, management determined there was a potential estimated cost exposure, as a result of a negative outcome from the aforementioned issue, of $1,500,000. The Company believes that a considerably lower amount is entirely possible and it plans to negotiate with the government for the most favorable result. In the third quarter of 2005, the Company requested from the government that an Alternative Dispute Resolution (“ADR”) procedure be established to evaluate the outstanding issues and to accelerate the review process. The government responded with a combination of two notices, one dated December 6, 2005 and the other January 19, 2006 indicating that Teknowledge should pay the outstanding balance on the $810,000 referenced above as part of the 2001 audit results. The Company continues to discuss alternative solutions with the government, including ADR, a long-term payment schedule, and a beneficial software licensing agreement; however, it is impossible to determine at this time the ultimate outcome of negotiations and the legal alternatives under consideration. The Company has established a reserve of $2,245,000 to offset a potential negative outcome for the open years of 2001-2004. The Company believes that this reserve is reasonable; however, the final outcome may be more or less than this amount. Because this matter is based on the specific treatment of generally allowable costs, no penalties or interest charges are anticipated.

Results of Operations

        Revenues in 2005 were $4,048,000 as compared to $8,221,000 in 2004. Overall revenues decreased 51% largely on a decline in revenue from Government Contract R&D customers. Financial Solutions operations contributed 50% of total revenues in 2005, up from 38% in 2004, and Patent and Technology Licensing contributed 11% of 2005 revenue. All of the Financial Solutions revenue was generated from the sale of TekPortal products and services. Revenues from government-sponsored contract R&D accounted for 39% of total revenues in 2005, compared to 50% in 2004. The Company was unsuccessful in 2005 in replacing all of the government contracts that were completed during the year, largely because of changing government priorities and vigorous competition.

        Included in Financial Solutions revenues are sales of TekPortal software licenses, consulting services, and post-contract customer support services. Financial Solutions revenue decreased 36% in 2005 to $2,010,000 largely as a result of less customer demand, compared to $3,120,000 for 2004. Revenue from license fees for TekPortal software was $111,000 in 2005, compared to $335,000 in 2004. Sales cycles and customer acceptance of new product offerings were slower than expected. Recurring revenue from maintenance on existing products was $598,000 in 2005 compared to $683,000 in 2004. Revenues from resellers accounted for 41% of Financial Solutions 2005 revenue compared to 18% in 2004.

        On August 22, 2005, Teknowledge concluded the sale of its TekPortal technology, an asset from its Financial Solutions business unit, to Intuit Inc. for $7,000,000. As part of the technology sale, Intuit was granted a license to each of Teknowledge’s six active patents, and acquired Teknowledge’s pending patent on OFX technology. Teknowledge retained ownership of all of its current customer contracts and patents. It also received a license to apply TekPortal “dual-use” application software in the military, intelligence, and homeland security arenas. $1,050,000 of the gross proceeds of the asset sale were held in escrow as a reserve for indemnification claims for a period of eighteen months, at which time it will be remitted to Teknowledge, net of eligible claims. The Company recorded proceeds of $5,950,000 that was partially offset by the disposal of the software asset’s book value of $2,012,000 and asset sale related legal and other direct expenses totaling $174,000. For the third quarter ended September 30, 2005, Teknowledge reported a net gain of $2,742,000 as a result of the asset sale. Teknowledge retained most of its TekPortal maintenance contracts, and in conjunction with Intuit personnel, we are continuing to provide maintenance services for our current banking customers. Many of these customers will eventually transition to Intuit’s new versions of the software. We believe that we have excellent integration services capabilities, and strong customer references. Teknowledge has launched an initiative to combine new hardware and software integration solutions. The Company is planning to build out and train a team to provide these new solutions to financial, government, and other institutions.

        Revenues from Government Contract R&D were $1,573,000 in 2005, compared to $4,101,000 in 2004. Some of Teknowledge’s contracts ended in 2005 and were not replaced immediately with new contracts. Replacing these large contracts was more difficult than expected for several reasons. First, much of the post 9-11 increase in defense spending was focused on supporting war efforts directly, rather than on software R&D. Second, a higher percentage of the budget of some of our key government sponsors has focused on funding a few large teams with total solution packages, and competition for these contracts has increased. In order to be more competitive, Teknowledge’s role has sometimes shifted from contractor to subcontractor; further reducing revenue production. Third, the component solution contract dollars available have often been awarded in smaller increments through the Small Business Innovation Research programs. The future demand for government-sponsored contract R&D services will depend on a number of factors, including the quantity of competitive contract awards and sponsor priorities. In 2005, 29% of total revenues were from the Department of the Air Force, compared to 37% in 2004.

        The Company recorded revenues of $465,000 for Patents and Technology Licensing in 2005 compared to $1,000,000 in 2004. The licenses were granted as a result of settlement agreements between Teknowledge and four large technology companies.

        The Company typically recognizes revenue from customer contracts as services are provided on a contract-by-contract basis. This accounting method may result in timing differences between the amount of revenue recognized on an accrual basis and the amount billed, which is subject to separate determination based on an analysis of contract deliverables and milestones. The difference between the revenue recognized on this basis and the amount billed to the customer is recorded in accounts receivable as unbilled receivables or as deferred revenue. Because of government retained fee balances, at December 31, 2005 approximately 93% of unbilled receivables were for government-sponsored R&D contracts, and 7% were for commercial contracts. This compares to 94% for government-sponsored R&D contracts at December 31, 2004.

        Cost of revenues was $3,442,000 in 2005 compared to $11,029,000 in 2004, a decrease of 69%. The cost of revenues as a percentage of total revenues increased to a positive 85% in 2005 compared to 134% in 2004, due to the write down of software assets of $1,753,000 and an increase in the government rate reserve of $1,500,000 in 2004. Approximately 28% of the 2005 cost of revenues is Government Contract R&D, 63% is Financial Solutions, and 9% is Patent and Technology Licensing, compared to 44%, 49%, and 7% in 2004. Besides the aforementioned adjustments to cost of revenues, the Company spent $220,000 in 2005 on IP related legal costs to defend its patents. A major component of cost of revenues, labor and labor related costs was down more than $1,000,000 over 2004.

        The Company invested $452,000 in the development of TekPortal software in 2005, down 71% from the $1,560,000 invested in 2004. Including the write down of $1,753,000, total amortization charges were $3,966,000 in 2004. Without the adjustment, amortization charges were considerably lower between years at approximately $2,032,000. Because of the sale of the TekPortal product, the remaining amortization base of $2,012,000 was disposed as part of the net sale of the TekPortal software asset. In 2006, there will not be any amortization of previously developed assets. The Company capitalizes all eligible development activity. However, as it explores new ground, if the technical feasibility requirement of Statement of Financial Accounting Standards Board (“FASB”) Opinion No. 86 is not assured, R&D must be expensed in accordance with accounting policy. As a consequence, R&D expenses have increased from $185,000 in 2004 to $505,000 in 2005. Subcontractor costs were $226,000 in 2005, $365,000 less than 2004. This is principally a result of a drop off in government revenue; however, a significant portion of the decline is traced to less reliance on outside subcontractors to support billable services work and more direct employee involvement. The Company often teams with subcontractors in government and commercial proposals to enhance its chances of winning new contracts and the Company has pending contract proposals that include subcontractors. As the Company wins new contracts, subcontractor costs are likely to increase.

        The gross profit (loss) for government-sponsored R&D in 2005 was $600,000 compared to ($716,000) in 2004, or 38% and (17%), respectively. Affecting the gross margin (“GM”) in 2004 was the aforementioned adjustment for the government rate reserve of $1,500,000. The gross (loss) for Financial Solutions was ($160,000) versus ($2,324,000) in 2004. The Financial Solutions 2004 GM was affected by the $1,753,000 write down of previously developed software. The GM for Patent and Technology Licensing was $166,000 versus $232,000 in 2004. Besides the adjustments, the GM was affected by a decline in revenues in the Financial Solutions and Government Contract R&D reporting segments in 2005. The Government Contract R&D, Financial Solutions, and Patent & Technology Licensing GMs were 38%, (8%), and 36%, respectively in for 2005. This compares to (17)%, (74%) and 23%, for Government Contract R&D, Financial Solutions, and Patent & Technology Licensing in 2004.

        General and administrative expenses (“G&A”), costs were $1,796,000 and $1,737,000 in 2005 and 2004, respectively. G&A costs for 2005 were 44% of total revenues, versus 21% in 2004. Total G&A expenses increased about 3% over 2004, $150,000 of which is directly related to an increase in fees to maintain the Company’s debt until the sale of TekPortal product to Intuit. The sale allowed the Company to pay off all bank loans. Due to a change in the product mix between government and commercial contracts, less G&A expense was absorbed by the Government contracts. Because of flexible overhead rate application in the government cost structure, government contracts are able to absorb a proportionate share of G&A expenses; however, commercial contracts are not as flexible in their pricing structure, therefore leaving them less able to absorb an increase in the G&A allocation.

        Sales and marketing costs were $102,000 in 2005 as compared to $324,000 in 2004. Sales and marketing costs were 3% of total revenues in 2005 versus 4% in 2004. The Company’s sales and marketing efforts include applications engineering and technical support, direct sales efforts, as well as trade shows, demonstrations, and other traditional marketing activities. Teknowledge is now developing new software and a team to provide hardware and software integration services to financial and other institutions. During 2005, the Company reduced discretionary expenses, principally labor and labor related expenses.

        Company-sponsored R&D costs in 2005 increased to $505,000 from $185,000 in the comparable period in 2004. R&D was 12% of total revenues in 2005 versus 2% in 2004. As work on some contracts slowed and the contract completion dates neared, some employees were diverted to internal R&D projects to develop new software. These figures do not include the majority of the R&D conducted by Teknowledge under contract to government customers, nor do they include software development costs that were capitalized during the period. Excluding overhead and other indirect costs, R&D conducted by the Company under contract to government customers was $1,573,000.

        The Company spent $452,000 for the development of its TekPortal product during 2005, compared to $1,560,000 in 2004, and this amount was capitalized (principally version 3.1 and 3.2 of TekPortal). The Company does not expect to capitalize additional costs in the development of the TekPortal products in 2006. The majority of the Company’s long-term R&D expenditures are funded externally through government projects (and recorded as cost of revenues), which are expected to provide new technology and intellectual property. Teknowledge retains intellectual property rights on its contract R&D work.

        Interest income was $23,000 in 2005 versus $3,500 in 2004. The Company experienced higher average cash balances coupled with higher average money market interest rates in 2005. Interest payments decreased to $55,000 in 2005 from $83,000 in 2004 because of paying off bank debt after the sale of TekPortal to Intuit.

        The effective tax rate was 3% and 15% in 2005 and 2004, respectively.

        In 2005, Teknowledge’s net income was $1,855,000, or $0.32 and $0.32 per share basic and diluted. This compares to net a loss of ($5,897,000), or ($1.03) basic and diluted earnings per share for 2004. Included in the income in 2005 was a $3,764,000 net gain on sale of TekPortal to Intuit. Included in the loss in 2004 was $4,021,000 of write-downs and adjustments for previously developed software, tax assets, and government rate reserves.

Liquidity and Capital Resources

        As of December 31, 2005, Teknowledge had approximately $2,169,000 in cash and cash equivalents, an increase of $2,007,000 over the comparable result in 2004. The increase in net cash at December 31, 2005 is attributed principally to the sale of the Company’s Financial System TekPortal Software product line in August 2005 for $7,000,000. Excluded from the sale proceeds was $1,050,000 placed in escrow to serve as a reserve for potential claims by the purchaser. The Company used net cash of $2,448,000 for its operating activities for the twelve-months ended December 31, 2005, compared to $796,000 generated in the same period for 2004. The Company received $5,776,000 in proceeds from the sale of capitalized assets, net of sales costs and used $456,000 to invest in the development of software products and the purchase of fixed assets in 2005 compared to $1,587,000 invested in 2004. In 2005, financing activities consumed $865,000 compared to $94,000 in the same period in 2004.

        Teknowledge’s traditional sources of cash are revenues from continuing government and commercial services operations, intellectual property and patent licensing, and credit facilities.

        On March 28, 2004, Teknowledge renewed its line of credit with the bank. The new agreement extends the term of the line from one year to two years ending March 28, 2006 and increases the credit limit from $3,000,000 to $4,000,000. Under the arrangement, the Company may borrow a maximum of the lesser of $3,000,000 or 80 percent of eligible receivables at an initial rate of 2.0 percent over the Wall Street Journal prime interest rate (4.5% on December 31, 2005) with a floor of 4.25%. The line includes select financial covenants tied principally to net income projections in the next two years. In conjunction with the credit line, the Company requested and received a $1,000,000 term loan sub-facility. The term loan is for a two-year term at an initial interest rate of 3.0 percent over the Wall Street Journal prime rate with a floor of 4.25%. Under the original agreement, the Company must maintain a minimum cash balance with the bank of 75 percent of the aggregate outstanding balance of all term loan advances and achieve pre-established minimum net income performance standards on a quarterly basis. To secure the loans, Teknowledge granted the bank a security interest in our assets, including accounts receivable.

        Effective December 1, 2004, the loan agreement between Teknowledge and the bank was modified to include the following changes: 1) the interest rate on the receivables facility was increased from 2 to 3 percent over the Wall Street Journal Prime (“WSJP”), 2) the cash support level in the bank required to maintain the term loan was raised from 75 to 100 percent, and 3) to supplement its existing cash reserves, the Company was obligated to secure a cash infusion of at least $1,000,000 by December 31, 2004. Subsequent to the effective date of the new agreement, Teknowledge concluded two IP licensing activities totaling $1,000,000. In addition to periodic reporting requirement, Teknowledge provided to the bank a near term quarterly income forecast that it is required to achieve with no greater than 20% variance to the plan.

        At December 31, 2004, the Company was in compliance with the account receivable support requirement. Because of significant adjustments and write-downs at year-end, the Company was not in compliance with its net income/loss covenant with the bank. Subsequent to year-end 2005, Teknowledge requested a covenant waiver, which was granted by the bank on March 28, 2005. Due to the Company’s risk profile, the bank increased the interest rate on the line of credit from 3 to 6 percent over WSJP. At March 18, 2005, the outstanding balance from the line of credit was $1,054,000 compared to $960,000 at December 31, 2004. At least two large government contracts were waiting for funding at December 31, 2004; they were subsequently funded in February of 2005. Because of the delay, the Company borrowed $431,000 against the open receivables pending the receipt of the funding. The customer released the funding in February and subsequently paid the invoices.

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

        On June 30, 2005, the Company entered into a new agreement with Bridge Bank, N.A. for a non-formula based loan facility (“bridge advance”) of $700,000 that expired on August 31, 2005. The Company requested this facility while it pursued various options to supplement the Company’s cash reserves. During the loan period the Company incurred a monthly processing fee from Bridge Bank of $40,000 for June, $50,000 for July, and $60,000 for August Teknowledge was subject to significant additional fees if the loan was not retired by August 31, 2005. The Company also reduced the total amount of its facility with the bank to $2,000,000 to save annual administrative fees. As a further condition of this agreement, the Company granted the bank warrants to purchase 30,000 shares of stock at $0.52 per share that are exercisable one year from the date of the agreement.

        In connection with the credit facilities dated March 28, 2003 and 2004 and the amended facilities of September 1, 2004, March 28, 2005 and June 30, 2005, the Company granted five warrants totaling 86,750 shares. The Company granted to the lender three increments of 15,000 shares of Common Stock each one increment on March 28, 2005 of 11,750 shares and the June 21, 2005 grant of 30,000 shares, at exercise prices of $3.00, $7.00, $2.50, $1.50, and $0.52 per share, respectively. The warrants are exercisable in whole or in part one year after the first anniversary of the grant date and until the end of the five-year term.

        As a condition of the software asset sale agreement concluded August 22, 2005, Teknowledge paid off its secured debt with Bridge Bank NA (the “Bank”) of $675,000 and all outstanding fees, and terminated its line of credit and current financing arrangements with the Bank. The Company is in the process of establishing a new financing arrangement with a financing institution but the terms have not been finalized as of the date of this filing. The Company believes it may not have sufficient cash to support operations for twelve months, depending on operating revenues. Teknowledge is seeking a new financial arrangement that would provide a line of credit facility.

Recently Issued Accounting Pronouncements

        In December 2004, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (Revised 2005) “Share-Based Payment” that prescribes the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” that was previously allowed under SFAS No. 123 as originally issued. Under SFAS No. 123R, companies are required to record compensation expense for all share based payment award transactions measured at fair value. In April 2005, the SEC delayed the effective date of SFAS No. 123R. Accordingly, this statement is effective for the Company beginning January 1, 2006. In March 2005, to further discuss the affects of SFAS No. 123R, the SEC released Staff Accounting Bulletin No. 107 (“SAB 107) to highlight the compliance issues for organizations that provide non-employee share-base payment transactions and making the transition from a non-public company to reporting by Generally Accepted Accounting Principles (“GAAP”.) The Company has adopted SFAS No. 123 and APB Opinion No. 25; see Accounting for Stock-Based-Compensations under Note 2. We have not yet determined the final impact, if any, that the adoption of SFAS No. 123R will have on our financial position; however, we do not anticipate the change will have a material impact on our financial position, results of operations or cash flows.

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

        In November 2005, FASB Staff Position (“FSP”) issued the FASB Statement of Financial Accounting Standards (“FAS”) No. FAS 115-1 and 124-1 to address determination of whether a financial asset is considered other than temporally impaired (FAS 115-1), guidance for not-for-profit organization financial assets and the measurement of loss, and also amends APB Opinion No. 18 regarding the Equity Method Calculations for common stocks. FAS No. 115-1 and 124-1 goes into effects after December 15, 2005. We have not yet determined the final impact, if any, that the adoption of FAS No. 115-1 and 124-1 will have on our financial position; however, we do not anticipate the change will have a material impact on our financial position, results of operations or cash flows.

Long-Term Contractual Obligations

		Payments due by period

		Less	1-3	3-5	More than
Contractual obligations	Total	than	years	years	5 years
		1 year

Operating Lease Obligations	$643,000	$308,000	$335,000	--	--

Item 7. Financial Statements

        The response to this item is incorporated by reference in a separate section of this report. See Exhibits and Reports, Item 13(a)(1) and (2).

Item 8. Changes in and disagreements With Accountants on Accounting and Financial Disclosure

        Our Audit Committee periodically considers the selection of the Company’s independent registered public accountants. On February 25, 2005, after an evaluation process that included the receipt of proposals from several independent registered public accounting firms and upon recommendation of our Audit Committee, the Company’s Board of Directors approved the retention of Burr, Pilger & Mayer LLP (“BPM”) as Teknowledge’s independent registered public accounting firm and dismissed Grant Thornton LLP (“GT”) who was acting as the Company’s principal independent accountants. GT’s reports on Teknowledge’s consolidated financial statements for each of the fiscal years ended December 31, 2002 and 2003 did not contain an adverse opinion or disclaimer of opinion, nor were they qualified or modified as to uncertainty, audit scope or accounting principle. During the fiscal years ended December 31, 2002 and December 31, 2003 and for the subsequent interim periods, there were no disagreements with GT on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure which, if not resolved to GT’s satisfaction, would have caused GT to make reference to the subject matter in connection with its report on Teknowledge’s consolidated financial statements for such years. During the Company’s two most recent fiscal years and through February 25, 2005, none of the reportable events described in Item 304(a)(1)(iv) of Regulation S-B occurred, except that in connection with GT’s report on Teknowledge’s consolidated financial statements for the year ended December 31, 2003, GT recommended that the Company strengthen its internal controls over financial reporting and the Company made the following disclosure, which was included in Section 8A of its Form 10-KSB for its fiscal year ended December 31, 2003:

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

        In connection with its audit of the Company’s consolidated financial statements for the year ended December 31, 2005, Burr, Pilger & Mayer LLP (“BPM”), the Company’s registered public accounting firm, advised the Audit Committee and management of internal control matters with respect to certain financial reporting controls that they considered to be a material weakness, which is described below. A material weakness is a control deficiency, or a combination of control deficiencies, that results in there being more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The material weakness that we had identified at December 31, 2005 was as follows:

A material weakness existed in our control environment relating to inadequate staffing of our technical accounting function, including a lack of sufficient personnel with skills, training and familiarity with certain complex technical accounting pronouncements that have or may affect our financial statements and disclosures.

        The Company considered these matters in connection with the year end closing process and the preparation of the December 31, 2005 consolidated financial statements included in this Form 10-KSB and also determined that no prior period financial statements were materially affected by such matters. In response to the observations made by BPM, in 2006 the Company will implement certain enhancements to its internal controls and procedures, which it believes address the matters raised by Burr, Pilger & Mayer LLP.

        As described in Item 8A of our Form 10-KSB for the year ended December 31, 2003 and in our Form 8-K filed March 3, 2005 and amended on April 1, 2005, our previous independent auditor Grant Thornton LLP (“Grant Thornton”), advised our Audit Committee and management regarding certain internal control matters that they considered to be reportable conditions as that term is defined under standards established by the American Institute of Certified Public Accounting firm. In response to the comments made by Grant Thornton in 2003, the Company implemented certain enhancements to its internal controls and procedures in the second quarter of 2004, which it believes address the matters raised by Grant Thornton. The enhancements included review of policies and procedures for processing and controlling accounting transactions, closer supervisory and review of revenue recognition practices, improved monitoring and control of closing procedures, including certain high value reserves and accruals, and the migration of important purchasing, billing, and contract administration functions to the most experienced staff. Where applicable, the Company utilized available automated and manual controls to further enhance existing controls. Some responsibilities assigned to a single desk were redistributed to multiple employees to enhance control. The Company believes that the control initiatives that began in the second quarter 2004 were effective in addressing the concerns raised by the predecessor accountants

Item 8B. Other Information

      None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

        The information required by Item 9 regarding directors of the Company is incorporated herein by reference to the sections entitled “Election of Directors”, “Board Committees and Meetings”, and “Code of Ethics” included in the definitive proxy statement for the Company’s 2006 Annual Meeting of Stockholders (the “2006 Annual Meeting Proxy Statement”). Information regarding executive officers is included in Part I under the heading “Executive Officers.”

        The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, controller, other officers and managers. The Company will provide a copy of the Company’s Code of Ethics free of charge upon requesting party.

Item 10. Executive Compensation

        The information required by Item 10 is incorporated herein by reference to the section entitled “Executive Compensation and Other Matters” and “Proposal 1: Election of Directors — Directors Compensation” included in the 2006 Annual Meeting Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The information required by Item 11 is incorporated herein by reference to the section entitled “Security Ownership” included in the 2006 Annual Meeting Proxy Statement.

Item 12. Certain Relationships and Related Transactions

        The information required by Item 12 is incorporated herein by reference to the section entitled “Certain Relationships and Other Transactions” included in the 2006 Annual Meeting Proxy Statement.

Item 13. Exhibits

(a)(1) and (2): Financial Statements

        Reference is made to the Index to Financial Statements preceding the consolidated financial statements included in response to Part II, Item 7 of this annual report for a list of all financial statements filed.

(a)(3): Exhibits

         Set forth below is a list of all exhibits filed herewith or incorporated by reference as part of this Annual Report on Form 10-KSB.

Exhibit No. Description

Exhibit No	Description

2.1	Asset Purchase Agreement between Teknowledge Corporation and Intuit Inc. dated August 17, 2005 (11)

3.1	Amended and Restated Bylaws of Teknowledge Corporation (4)

3.2	Amended and Restated Bylaws of Teknowledge Corporation (4)

3.3	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock (2)

4.1	Rights Agreement dated January 29, 1996 between the Company and Registrar and Transfer Company as
Rights Agent (2)

4.2	Warrant Agreement between Teknowledge and Bridge Bank, N.A., dated March 28, 2002 (6)

4.3	Warrant Agreement between Teknowledge and Bridge Bank, N.A., dated March 28, 2003 (7)

4.4	Warrant Agreement between Teknowledge and Bridge Bank, N.A., dated September 1, 2004 (8)

4.5	Warrant Agreement between Teknowledge and Bridge Bank, N.A., dated March 28, 2005

4.6	Warrant Agreement between Teknowledge and Bridge Bank, N.A., dated June 21, 2005

10.1	Change of Control Agreement, dated November 21, 1994, between Teknowledge Corporation and
Frederick Hayes-Roth and Neil Jacobstein (1)*

10.2	Teknowledge Corporation 1998 Stock Option Plan (3)*

10.3	Credit facility agreement with Bridge Bank, N.A., dated February 28, 2002 (5)

10.4	Modification and extension of credit facility agreement with Bridge Bank, N.A., dated March 28, 2003 (6)

10.5	Contract Termination letter between Teknowledge Corporation and BAE Systems, dated February 10, 2005 (7)

10.6	Modification and extension of credit facility agreement with Bridge Bank, N.A., dated March 28, 2005 (9)

10.7	Modification and extension of credit facility agreement with Bridge Bank, N.A., dated June 30, 2005 (10)

16.1	Letter from Grant Thornton LLP to the Securities Exchange Commission dated, April 1, 2005 regarding change in independent public accountants (12)

23.1	Consent of Burr, Pilger & Mayer LLP, independent registered public accounting firm

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002
*	Indicates management contract or compensatory plan, contract or arrangement

References

(1)	Filed as an Exhibit to the Company’s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1994.

(2)	Filed as an Exhibit to the Company’s Current Report on Form 8-K dated February 12, 1996, related to the adoption of a 12(g) Shareholder Rights Agreement dated January 29, 1996.

(3)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 1998.

(4)	Filed as an Exhibit to the Company’s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1998.

(5)	Filed as an Exhibit to the Company’s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2002.

(6)	Filed as an Exhibit to the Company’s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2002.

(7)	Filed as an Exhibit to the Company’s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2003.

(8)	Filed as an Exhibit to the Company’s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2004.

(9)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended March 31, 2005.

(10)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended June 30, 2005.

(11)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2005.

(12)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A dated April 1, 2005, Changes in Registrant's Certifying Accountant.

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

        Insofar as indemnification for liabilities arising under the Securities Act of 1933 may be permitted to directors, officers and controlling persons of the registrant pursuant to the foregoing provisions, or otherwise, the registrant has been advised that in the opinion of the SEC such indemnification is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable. In the event that a claim for indemnification against such liabilities (other than the payment by the registrant of expenses incurred or paid by a director, officer or controlling person of the registrant in the successful defense of any action, suit or proceeding) is asserted by such director, officer or controlling person in connection with the securities being registered, the registrant will, unless in the opinion of its counsel the matter has been settled by controlling precedent, submit to a court of appropriate jurisdiction the question whether such indemnification by it is against public policy as expressed in the Act and will be governed by the final adjudication of such issue.

Item 14. Principal Accountant Fees and Services

        The information required by Item 14 is incorporated herein by reference to the section entitled “Ratification of Selection of Independent Registered Public Accountants” included in the 2005 Annual Meeting Proxy Statement.

SIGNATURES

        In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teknowledge Corporation

Date: April 14, 2006	By: /s/ Neil Jacobstein
Neil Jacobstein
Chairman of the
Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Neil Jacobstein	Chairman of the Board of Directors	April 14, 2006
Neil Jacobstein	and Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis A. Bugbee	Vice President Finance,	April 14, 2006
Dennis A. Bugbee	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Benedict O'Mahoney	Director, Vice President,	April 14, 2006
Benedict O'Mahoney	Administration and Legal Affairs

/s/ Lawrence Druffel	Director	April 14, 2006
Lawrence Druffel

/s/ Irwin Roth	Director	April 14, 2006
Irwin Roth

TEKNOWLEDGE CORPORATION

FORM 10-KSB — ITEM 13(a)(1) and (2)

LIST OF CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of Teknowledge Corporation are included in Item 7:

Page

Reports of Independent Registered Public Accounting Firm	34

Consolidated Balance Sheet - December 31, 2005	35

Consolidated Statements of Operations and Comprehensive Income (Loss)-	36
Years ended December 31, 2005 and 2004

Consolidated Statement of Stockholders' Equity (Deficit) - Years Ended December 31, 2005 and 2004	37

Consolidated Statements of Cash Flows - Years Ended December 31, 2005 and 2004	38

Notes to Consolidated Financial Statements	39 - 51

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Teknowledge Corporation:

        We have audited the accompanying consolidated balance sheet of Teknowledge Corporation and subsidiary (the “Company”) as of December 31, 2005, and the related consolidated statements of operations and comprehensive loss, stockholders’ equity (deficiency) and cash flows for the each of the two years in the period ended December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teknowledge Corporation and subsidiary as of December 31, 2005 and the results of their operations and their cash flows for the each of the two years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

        The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company’s operating results and net capital deficiency raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/Burr, Pilger & Mayer LLP

Palo Alto, California
March 23, 2006

TEKNOWLEDGE CORPORATION
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2005

ASSETS
Current assets:
Cash and cash equivalents	$2,168,508
Receivables:
Billed, net of allowance of $51,856	630,781
Unbilled and other receivables	19,743

Total receivables	650,524
Prepaid and other current assets	149,804

Total current assets	2,968,836

Long term government unbilled receivables	266,000
Fixed assets at cost:
Computer and other equipment	3,274,176
Software	440,540
Furniture and fixtures	33,124
Leasehold improvements	6,428

Total fixed assets at cost	3,754,268
Less: Accumulated depreciation and amortization	(3,727,591)

Fixed assets, net	26,677

Total assets	$3,261,513

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$299,229
Payroll and related liabilities	222,190
Government rate reserve	2,245,453
Other accrued liabilities	307,166

Total current liabilities	3,074,038
Commitments and contingencies (Notes 4 and 10)
Stockholders' equity
Preferred stock, $0.01 par value, authorized 2,500,000 shares, including
Series A Convertible Preferred Stock, none issued	-
Common stock, $0.01 par value, authorized 25,000,000 shares,
5,735,754 shares issued and outstanding	57,358
Additional paid-in capital	1,918,305
Accumulated deficit since January 1, 1993
(following quasi-reorganization)	(1,788,188)

Total stockholders' equity	187,475

Total liabilities and stockholders' equity	$3,261,513

        The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Years Ended December 31,
	2005	2004

Revenues:
Software services and licenses	$3,583,004	$7,221,149
Patent licenses	465,000	1,000,000

Total revenues	4,048,004	8,221,149

Cost of revenues:
Software	3,143,092	8,508,179
Patent licenses	298,997	767,783
Write down of capitalized software costs	-	1,753,000

Total cost of revenues	3,442,089	11,028,962

Gross profit (loss)	605,915	(2,807,813)

Operating expenses (income):
General and administrative	1,795,817	1,737,374
Sales and marketing	101,853	323,524
Research and development	505,452	184,689
Gain on sale of assets	(3,733,248)	-

Total operating expenses (income):	(1,330,126)	2,245,587

Income (loss) from operations	1,936,041	(5,053,400)
Interest and other income (expense), net	(30,752)	(75,906)

Income (loss) before provision for income taxes	1,905,289	(5,129,306)
Provision for income taxes	50,000	768,000

Net income (loss) and comprehensive income (loss)	$1,855,289	$(5,897,306)

Earnings (loss) per share:
Basic	$0.32	$(1.03)
Diluted	$0.32	$(1.03)

Shares used in computing earnings (loss) per share:

Basic	5,735,754	5,735,748
Diluted	5,883,519	5,735,748

        The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (DEFICIT)

	Common	Stock		Additional	Retained Earnings
	Shares		Par	Paid-in	(Accumulated
	Issued		Value	Capital	Deficit)	Total

Balance, January 1, 2004	5,735,254		$57,353	$1,861,110	$2,253,829	$4,172,292

Exercise of stock options	500		5	1,075	-	1,080

Issuance of warrants	-		-	42,662	-	42,662

Net loss	-		-	-	(5,897,306)	(5,897,306)

Balance, December 31, 2004	5,735,754		57,358	1,904,847	(3,643,477)	(1,681,272)

Issuance of warrants	-		-	13,458	-	13,458

Net income	-		-	-	1,855,289	1,855,289

Balance, December 31, 2005	5,735,754		$57,358	$1,918,305	$(1,788,188)	$187,475

        The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2005	2004

Cash flows from operating activities:
Net income (loss)	$1,855,289	$(5,897,306)
Adjustments to reconcile net income (loss) to net cash
provided by (used in) operating activities:
Depreciation and amortization	213,385	2,288,649
Deferred tax assets	-	768,000
Amortization of warrants	25,299	25,397
Gain on sale of assets	(3,733,248)	-
Write down of capitalized software costs	-	1,753,000
Provision (benefit) for doubtful accounts receivable	18,590	(5,734)
Changes in assets and liabilities:
Receivables	926,300	207,679
Prepaids and other current assets	(49,348)	45,425
Accounts payable	1,365,980	558,328
Other accrued liabilities	338,184	1,053,056

Net cash (used in) provided by operating activities	(2,447,897)	796,494

Cash flow from investing activities:
Proceeds from sale of asset	5,775,980	-
Capitalization of software development costs	(452,169)	(1,560,092)
Purchase of fixed assets	(3,736)	(26,731)

Net cash provided by (used in) investing activities	5,320,075	(1,586,823)

Cash flow from financing activities:
Proceeds from the issuance of common stock	-	1,080
Net repayments against line of credit	(864,841)	(94,982)

Net cash used in financing activities	(864,841)	(93,902)

Net increase (decrease) in cash and cash equivalents	2,007,337	(884,231)
Cash and cash equivalents at the beginning of period	161,171	1,045,402

Cash and cash equivalents at the end of period	$2,168,508	$161,171

Supplemental disclosure of cash flow information:
Cash paid for interest	$54,809	$83,374

        The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2005

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

        The Company sells software and service solutions and plans to deliver value-added web services that help customers monitor critical variables in their operations, and enable them to act on changes to those variables in a timely manner. It also provides contract research and development (“R&D”) services, primarily to the U.S. Government. Teknowledge designs intelligent transactions that deliver flexible, secure, and knowledge-based interactions with customers. These transactions enable organizations to codify their knowledge, use it to interpret data, and provide value-added services to end-users.

        As Teknowledge continues to develop new products and services, the Company is subject to risks inherent to companies at a similar stage of development. These include successful introduction and market acceptance of the software products and related services, sufficient resources to develop enhancements to the existing products and introduction of follow-on products, competition from larger companies, the ability to retain and attract employees, and sufficient working capital and cash flows to support the growth of the business.

        At December 31, 2005, there was substantial doubt as to our ability to continue as a going concern.  The Company has a working capital deficiency for the year ended December 31, 2005 and had an accumulated deficit of $1,788,188 at December 31, 2005. On August 22, 2005, the Company consummated a sale of its TekPortal software assets to Intuit Inc., receiving a $5,950,000 cash infusion that it used to pay off most of its debts and improve its cash reserves. The Company currently believes that its continued negative cash flows from operations coupled with the on-going quarterly obligations would require that it obtain additional bank financing facilities. The Company is pursuing intellectual property settlements with several parties. The Company believes that working capital at December 31, 2005 may be insufficient to meet the business objectives as currently structured and without a cash infusion. Teknowledge’s cash reserves could be exhausted in nine months after the filing of this 10-KSB. As a result of the foregoing factors, individually or in the aggregate, the Company has an on going need for additional financing.

        If the Company is not able to obtain financing or win significant patent settlements, it would most likely have insufficient cash to pay its obligations, and be unable to meet its ongoing operating obligations as they come due in the ordinary course of business. As a result, it may be required to seek protection under applicable bankruptcy laws. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

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

        Cash and Cash Equivalents

        The Company considers all highly liquid debt securities, with original maturity dates of less than 90 days, cash equivalents. As of December 31, 2005, the Company’s funds were invested in three banks.

        Non-cash Transactions

        Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

        During the years ended December 31, 2005 and 2004, non-cash charges for issuance of warrants of $13,458 and $42,662, were excluded from the statements of cash flows.

        During the year ended December 31, 2005, non-cash charges netted between the government rate reserve and unbilled receivables resulted in the elimination of $90,023 from the government rate reserve and was excluded from the statements of cash flows.

        Receivables

        Receivables as of December 31, 2005 consist of the following:

Commercial customers:
Billed receivables	$410,898
Unbilled receivables	19,743

430,641
U.S. Government:
Billed receivables	271,739
Unbilled receivables – long-term	266,000

537,739

Gross receivables	968,380
Allowance for doubtful accounts	(51,856)

Total receivables, net	916,524
Less current receivables, net	(650,524)

Total long term government unbilled receivables	$266,000

        Approximately $266,000 of unbilled government retained fees are not expected to be billed in 2006.

        Concentration of Credit and Customer Risk

        In 2005 and 2004, approximately 39% and 50% of the Company’s total revenues, respectively, were recorded in connection with U.S. Government contracts, principally of the cost-plus-fixed-fee type. In 2005, 29% of total revenues were from the Department of the Air Force. In 2004, 37% of total revenues were from the Department of the Air Force. In 2005, 50% of total revenue was attributed to the Financial Solutions segment and 11% to Patent licenses. Metavante Corporation provided 11% of the total Company’s revenue and was the only financial institution in 2005 to account for more than 10% of total revenues. In 2005, Metavante Corporation accounted for 22%, Fiserv 16%, Bank of Bermuda 15%, and Pacific Capital Bank 11% of Financial Solutions revenue. At December 31, 2005, 29% of Financial Solutions accounts receivable were attributable to Metavante Corporation.

        The majority of the Company’s accounts receivable are from financial services companies and the Federal Government. Credit is extended based on evaluation of a customers’ financial condition, and collateral is not generally required. Accounts receivable are due within 30 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company has not experienced a credit loss from a government customer nor does it anticipate such losses, and has not provided an allowance for doubtful accounts against government receivables. The Company provides reserves for anticipated disallowed direct and indirect costs reimbursements.

        Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables. The amounts reported for cash, receivables, accounts payable, line of credit and accrued liabilities approximate the fair value due to their short maturities. Currently the Company has $1,860,000 in excess of Federal Deposit Insurance Corporation (“FDIC”) limits of $100,000.

        Capitalized Software Development Costs

        Teknowledge capitalizes software development costs once technological feasibility is reached and continuing until general availability of the product. During 2005 and 2004, software development costs of $452,000 and $1,560,000 were capitalized respectively. Amortization costs were $181,000 in 2005, and $2,213,000 in 2004. Amortization decreased in 2005 due to the sale of TekPortal to Intuit. Amortization is included in cost of revenues in the accompanying consolidated statements of operations. The Company’s policy is to amortize capitalized software development costs by the greater of (a) the ratio of current gross revenues for a product to anticipated gross revenues for that product, or (b) the straight-line method over the estimated economic life of the product, which is estimated at three years.

        Fixed Assets

        Furniture and equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Maintenance and repairs are charged to expense as incurred. Leasehold improvements are amortized over the shorter of the useful life or the remaining lease term. Depreciation costs were $32,000 in 2005 and $76,000 in 2004. Third party software is amortized over their estimated useful lives of three years and computers and equipment are depreciated over their estimated useful lives of two years. Both third party software and computers and equipment are depreciated using straight-line method over their estimated useful lives.

        Government Rate Reserve

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

        Revenue Recognition

        The Company derives revenue from research and development contracts (Government Contract R&D) with the U.S. Government and from sales of software products and services for Financial Solutions, patent and technology licensing, and commercial business applications of government Security Systems to commercial customers.

        (a)  Contract Revenue

        The Company principally uses the percentage-of-completion method of accounting for contract revenues for both government and commercial projects. The percentage-of-completion method is based on total costs incurred to date compared with estimated total costs upon completion of contracts. The Company charges all losses on contracts to operations in the period when the loss is known. For contracts that do not meet the criteria for the percentage-of-completion method, the Company recognizes contract revenue on a completed contract basis. 15% of the fee for government contracts, which is approximately one percent of the total contract award, is retained and may be billed after the final indirect rates are submitted to the government. The final indirect rates are not submitted to the government until they have been reviewed and approved by the Defense Contract Audit Agency (“DCAA”). Revenue on the retained fee is recognized as earned but not billed until the final indirect rates have been approved by the DCAA. The Company has not received final overhead rate approval from government agencies for costs incurred during the fiscal years 2001 through 2005. Accordingly, the Company has recorded a rate adjustment reserve of $2,245,000 related to potential audit agency adjustments to the Company’s indirect overhead rates.

        (b)  Software License and Services

        The Company derives revenue as follows: (i) sale of software licenses to end users, and (ii) services which include consulting, training, and post-contract customer support (“PCS”). The Company has established standards for ensuring that the Company recognizes revenue consistently, and in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9.

        Under SOP 97-2, the Company record revenue from licensing of software products to end-users when both parties sign a license agreement, the fee is fixed or determinable, collection is reasonably assured and delivery of the product has occurred. When the agreements include PCS, these amounts are recognized ratably over the period of the contracts, which is generally twelve months.

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

        The portion of fees related to either products delivered or services rendered which are not earned under our Company’s standard payment terms are reflected in deferred revenue and in unbilled receivables.

        Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If the Company made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

        If the Company enters into a licensing agreement with a party as a result of a patent and intellectual property settlement, revenue is recognized at the time the agreement is signed. Revenue will not be recognized for settlements that do not result in a licensing agreement. License revenues are established from a standard pricing structure that determines the price of the license in relation to the settlement amount. If the amount of the settlement is greater than the standard license price, then the amount of the settlement that exceeds the standard price will be included in other income.

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

        A summary of the earnings (loss) per share calculation for the years ended December 31, 2005 and 2004 is as follows:

	2005	2004
	(in thousands, except per share amounts)
Net income after taxes (loss) available to common shareholders:
Numerator: Net income (loss)	$1,855	$(5,897)

Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	5,736	5,736

Shares used in basic per share calculation	5,736	5,736

Effect of dilutive securities:
Warrants	16	-
Employee stock options	132	-

Diluted weighted average common shares	5,884	5,736

Basic net income (loss) per share	$.32	$(1.03)

Diluted net income (loss) per share	$.32	$(1.03)

        In 2005, 373,471 options and warrants to purchase 56,750 shares of common stock were excluded from the computation of diluted loss per share because the options’ exercise price was greater than the average market price of the common shares. In 2004, 1,000,095 options and 45,000 warrants to purchase shares of commons stock were excluded from the computation of diluted earnings per share because the options’ and warrants exercise price was greater than the average market price of the common shares and anti-dilutive do to a net loss.

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

	Year Ended December 31,
	2005	2004

Net income after taxes (loss), as reported	$1,855,289	$(5,897,306)
Add: Stock-based employee compensation
expense included in reported net income (loss),
net of related tax effects	-	-
Deduct: Total stock-based employee
compensation expense determined under fair
value based method for awards granted,
modified or settled, net of related tax effects	(231,617)	(250,928)

Pro forma net income (loss)	$1,623,672	$(6,148,234)

Earnings (loss) per share:
Basic - as reported	$0.32	$(1.03)
Basic - pro forma	$0.28	$(1.07)

Diluted - as reported	$0.32	$(1.03)
Diluted - pro forma	$0.28	$(1.07)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following weighted-average assumptions used for grants in 2005 and 2004, respectively, risk-free interest rates of 4.0% and 3.8%; expected lives of 1 year with vesting immediately or by December 31, 2005 for 2005 and 5 years for 2004; expected volatility of 200% and 90%, respectively; and expected dividend yield of 0% for both periods.

        Recently Issued Accounting

        In December 2004, the Statement of Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (Revised 2005) “Share-Based Payment” (“SFAS No. 123R”) that prescribes the accounting for share-based payment transactions in which a company receives employee services in exchange for (a) equity instruments of the company or (b) liabilities that are based on the fair value of the company’s equity instruments or that may be settled by the issuance of such equity instruments. SFAS No. 123R addresses all forms of share-based payment awards, including shares issued under employee stock purchase plans, stock options, restricted stock and stock appreciation rights. SFAS No. 123R eliminates the ability to account for share-based compensation transactions using APB Opinion No. 25, “Accounting for Stock Issued to Employees,” that was previously allowed under SFAS No. 123 as originally issued. Under SFAS No. 123R, companies are required to record compensation expense for all share based payment award transactions measured at fair value. In April 2005, the SEC delayed the effective date of SFAS No. 123R. Accordingly, SFAS No. 123R is effective for the Company beginning January 1, 2006. In March 2005, to further discuss the affects of SFAS No. 123R the SEC released Staff Accounting Bulletin No. 107 (“SAB 107) to highlight the compliance issues for organizations that provide non-employee share-base payment transactions and making the transition from a non-public company to reporting by Generally Accepted Accounting Principles (“GAAP”.) The Company has adopted SFAS No. 123 and APB Opinion No. 25; see Accounting for Stock-Based-Compensations under Note 2. We have not yet determined the final impact, if any, that the adoption of SFAS No. 123R will have on our financial position; however, we do not anticipate the change will have a material impact on our financial position, results of operations or cash flows.

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

        In November 2005, FASB Staff Position (“FSP”) issued the FASB Statement of Financial Accounting Standards (“FAS”) No. FAS 115-1 and 124-1 to address determination of whether a financial asset is considered other than temporally impaired (FAS 115-1), guidance for not-for-profit organization financial assets and the measurement of loss, and also amends APB Opinion No. 18 regarding the Equity Method Calculations for common stocks. FAS No. 115-1 and 124-1 goes into effects after December 15, 2005. We have not yet determined the final impact, if any, that the adoption of FAS No. 115-1 and 124-1 will have on our financial position; however, we do not anticipate the change will have a material impact on our financial position, results of operations or cash flows.

3.       Other Accrued Liabilities

        Other accrued liabilities as of December 31, 2005 consist of the following:

Deferred revenue	$220,676
Other	36,490
Provision for income tax	50,000

$307,166

4.      Lease Commitments

        The Company leases facilities and equipment under non-cancelable operating leases. As of December 31, 2005, the Company had facility leases with durations of more than one year in the following locations:

Location	Expires

Palo Alto, California	October 31, 2007
Marina Del Rey, California	May 5, 2008

        The remaining obligations under these leases are as follows:

Year Ending
December 31,

2006	$ 307,768
2007	300,761
2008	34,121

$ 642,650

        Rent expense for the years ended December 31, 2005 and 2004 totaled approximately $314,000 and $589,000, respectively.

5.      Line of Credit

        Effective March 28, 2004, the Company renewed its line of credit. The new agreement extended the term of the line from one year to two years ending March 28, 2006 and increased the credit limit from $3,000,000 to $4,000,000. The line operates as a revolving line of credit and the intent is to repay borrowings, as funds are available. Under the arrangement, the Company may borrow a maximum of the lesser of $3,000,000 or 80 percent of eligible receivables at an initial rate of 1.0 percent over the Wall Street Journal prime interest rate (currently 4.00%) with a floor of 4.25%. The line includes select financial covenants tied principally to net income projections for the years ended December 31, 2004 and 2005. The financing provided by the Bank is collateralized with the assets of the Company. In conjunction with the credit line, the Company requested and received a $1,000,000 term loan sub-facility. The term loan is for a two-year term at an initial interest rate of 3.0 percent over the Wall Street Journal prime rate with a floor of 4.25%. The Company borrowed $1,000,000 against the term loan facility in the first quarter of 2004 and paid off in October 2004.

        Effective September 1, 2004, the financial agreement between Teknowledge and the bank was modified to include the following changes: 1) the interest rate on the receivables facility was increased from 2.0 to 3.0 percent over the Wall Street Journal Prime rate (“WSJP”), 2) the cash support level in the bank required to maintain the term loan was raised from 75 to 100 percent, and 3) to supplement its existing cash reserves, the Company was obligated to secure a cash infusion of at least $1,000,000 by December 31, 2005. Subsequent to the effective date of the new agreement, Teknowledge concluded two Intellectual property licensing activities totaling $1,000,000. In addition to periodic reporting requirements, Teknowledge provided to the bank a near term quarterly income forecast that it is required to achieve with no greater than 20% variance to the plan.

        On June 30, 2005, the Company entered into a new agreement with Bridge Bank, N.A.(the “Bank”) for a non-formula based loan facility (“bridge advance”) of $700,000 that expired on August 31, 2005. The Company requested this facility while it pursued various options to supplement the Company’s cash reserves. During the loan period the Company incurred a monthly processing fee of $40,000 for June, $50,000 for July, and $60,000 for August. The Company also reduced the total amount of its facility with the bank to $2,000,000 to save annual administrative fees. As a further condition of this agreement, the Company granted the bank warrants to purchase 30,000 shares of stock at $0.52 per share that are exercisable one year from the date of the agreement.

        In connection with the credit facilities dated March 28, 2003 and 2004 and the amended facilities of September 1, 2004, March 28, 2005 and June 30, 2005, the Company granted five warrants totaling 86,750 shares. The Company granted to the lender three increments of 15,000 shares of Common Stock each one increment on March 28, 2005 of 11,750 shares and the June 21, 2005 grant of 30,000 shares, at exercise prices of $3.00, $7.00, $2.50, $1.50, and $0.52 per share, respectively. The warrants are exercisable in whole or in part one year after the first anniversary of the grant date and until the end of the five-year term.

        As a condition a software asset sale agreement concluded August 22, 2005, Teknowledge paid off its secured debt with the Bank of $675,000 and all outstanding fees, and terminated its line of credit and current financing arrangements with the Bank.

6.      Income Taxes

        The Company accounts for income taxes using an asset and liability approach for computing deferred income taxes based on enacted tax laws and rates applicable to the period in which the differences between the tax basis and financial reporting basis of assets and liabilities reverse.

        The provision for income taxes differs from the statutory U.S. Federal income tax rate due to the following:

	2005	2004

Provision (benefit) at U.S. statutory rate	34.0%	(34	.0)%
Change in valuation allowance	(31.4)	50.1
Other	-	(1.1)

Effective tax rate	2.6%	15.0%

        The components of the deferred income tax asset as of December 31, 2005 are as follows:

Net operating loss carryforwards	$7,819,332
Tax credit carryforwards	934,370
Cumulative temporary differences	1,602,295

Deferred tax asset	10,355,997
Valuation allowance	(10,355,997)

Net deferred tax asset	$-

        Management believes that sufficient uncertainty exists with regard to the realizability of the Company’s tax assets that a full valuation allowance is necessary. These factors include the lack of a significant history of consistent profits and a lack of carryback capacity to realize these assets.  At December 31, 2005, the valuation allowance was $10,355,997. Given the Company’s pretax profit in 2005, all of which was generated in the U.S., the Company generated enough income to incur both California and the Federal Government current alternative minimum tax (“AMT”) on corporations.

        At December 31, 2005, the Company had Federal net operating loss carryforwards of approximately $23.0 million available to offset future Federal taxable income. These loss carryforwards expire at various dates through the year 2023 as follows:

2006	$7,000,000
2007	9,000,000
2008	4,000,000
2009 - 2023	3,000,000

$23,000,000

        In 2005, $10 million of net operating losses expired. The availability and timing of the amount of prior losses to be used to offset taxable income in future years may be limited due to various tax law provisions, including any change in ownership interest of the Company resulting from significant stock transactions.

7.       401(k) Plan

        The Company has a 401(k) plan and participants in the plan may make a contribution as a percentage of their gross wages subject to the applicable government limits. In 2005, the Company matched 5% of contributions on eligible wages. The Company matching contribution vests at 20% per year over a five-year period. The Company contributed approximately $153,000 and $154,000 to the plan during 2005 and 2004, respectively.

8.       Stockholders’ Equity (Deficit)

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

        The aggregate number of shares issued under the 1998 Plan may not exceed 2,345,101 shares of common stock and 1,166,838 shares were available for future grant as of December 31, 2005. The Board of Directors has granted options to employees that are either incentive stock options (“ISO”) or non-statutory stock options (“NSO”). For ISO, the exercise price of the common stock options may not be less than the fair market value on the date of grant. For NSO, the exercise price of the common stock may not be less than 85% of the fair market value of the common stock on the date of grant. Options that were granted in 2005 vest immediately or by December 31, 2005. For 2004 and prior, the options vest in quarterly increments starting the second year of a four-year term and expire ten years after the grant date. Management will utilize cash bonuses instead of issuing options.

        The aggregate number of shares issued under the Directors’ Plan may not exceed 250,000 shares of common stock and 129,386 shares were available for future grant as of December 31, 2005. Under this plan, non-employee directors are entitled to receive annual option grants to purchase 3,000 shares of common stock on their initial election to the Board and thereafter on the anniversary date of their election to the Board. The Company, under the Directors’ Plan may grant options to purchase common stock in lieu of cash payments for directors’ fees. Options, which are granted at fair market value, are exercisable one year after the grant date and expire ten years from the grant date.

        As of December 31, 2005, the following number of shares of common stock have been reserved for future issuance under both Plans:

Teknowledge Corporation 1998 Stock Option Plan	1,166,838
2002 Stock Option Plan for Non-Employee Directors	129,386

1,296,224

	2005		2004
		Weighted		Weighted
		Average		Average
		Exercise		Exercise
	Options	Price	Options	Price

Outstanding at beginning of year	1,000,095	$3.52	1,161,850	$3.37
Granted	1,141,596	0.39	31,463	2.54
Exercised	-	-	(500)	2.16
Forfeited	(929,564)	2.54	(192,718)	2.47

Outstanding at end of year	1,212,127	$1.34	1,000,095	$3.52

Exercisable at end of year	1,194,570	$1.34	940,001	$3.55

        The following table summarizes information about stock options outstanding at December 31, 2005:

		Options Outstanding		Options Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices		Life	Price		Price
($'s)	Options	(Years)	($'s)	Options	($'s)

0.05 - 1.00	844,338	9.6	0.37	868,338	0.37
1.01 - 2.00	31,882	7.5	1.46	30,894	1.47
2.01 - 3.00	114,017	4.3	2.15	112,048	2.15
3.01 - 4.00	64,940	4.2	3.73	64,290	3.73
4.01 - 5.00	148,000	4.5	4.82	148,000	4.83
5.01 - 12.00	9,000	3.5	7.28	9,000	7.28

0.05 - 8.15	1,212,127	8.1	1.34	1,194,570	1.35

9.        Interest and Other Income (Expense), net

        The composition of interest and other income (expense), net, is as follows:

	2005	2004

Interest income	$22,602	$3,539
Interest expense	(54,809)	(83,374)
Other	1,455	3,929

	$(30,752)	$(75,906)

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

        On December 12, 2003, the District Court for the Northern District of California ruled that the two cases be consolidated into a single action. Microsoft Corporation filed a counterclaim on February 3, 2004, claiming that Teknowledge infringed on two of its patents, one for electronic bill payments, and the other for information aggregation. Teknowledge has settled with all of the defendants and counterclaimants on terms that included payments to Teknowledge. These settlements have been disclosed in the previous SEC Form 8-K filed October 4, 2004, SEC Form 8-K/A filed October 12, 2004, SEC Form 8-K filed November 3, 2004, SEC Form 8-K filed February 22, 2005, and SEC Form 8-K filed August 12, 2005.

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

11.       Segment Reporting

        The Company operates three reporting segments, Financial Solutions, Government Contract R&D, and Patents and Technology Licensing. In 2005, Patents and Technology Licensing has become significant enough to merit its own separate reporting segment. The government sponsored Contract R&D segment includes R&D work in the following technical areas: computer software security, web-based training systems, distributed systems and knowledge systems. Technical personnel in the Government Contract R&D segment are sponsored by the government, and are organized into groups that support specific technical contracts and projects. The chief decision maker, the Company’s CEO, views the operating segments as a matrix of technical personnel, management, engineering services, technology, and other resources. The Company does not account for or report to the CEO its assets or capital expenditures by operating segment. Operating costs and expenses are managed by segment. Decisions about resource allocation are based primarily on contract requirements and utilization rates of the employees. Performance assessment for managers in any operating segment is based primarily on technical performance and overall profitability of the Company.

        Financial information about segments (in thousands):

	Financial Solutions	Government Contract R&D	Patent & Technology licensing		Total
Year ended December 31, 2005:
Revenues	$2,010	$1,573	$465	(1)	$4,048
Cost of revenues	2,170	973	299		3,442

Gross profit (loss)	$(160)	$600	$166		$606

Year ended December 31, 2004:
Revenues	$3,120	$4,101	$1,000	(2)	$8,221

Cost of revenues before adjustments	3,691	3,317	768		7,776
Government rate reserve adjustment	-	1,500	-		1,500
Capitalized software adjustment	1,753	-	-		1,753

Adjusted cost of revenues	5,444	4,817	768		11,029

Gross profit (loss)	$(2,324)	$(716)	$232		$(2,808)

(1)	The Patent and Technology revenues are the result of two patent and technology licensing agreements in 2005 arising from legal settlements
(2)	The Patent and Technology revenues are the result of two patent and technology licensing agreements in 2004 arising from legal settlements

        Revenue for customers in the United States of America represented approximately 91% and 95% in 2005 and 2004, respectively. Substantially all of the Company’s long-lived assets are in the United States.

12.       Disposal of Capitalized Software Asset

        Financial Solutions.  On August 22, 2005, Teknowledge concluded the sale of its TekPortal technology, an asset from its Financial Solutions business unit, to Intuit Inc. for $7,000,000. As part of the technology sale, Intuit was granted a license to each of Teknowledge’s six active patents, and acquired Teknowledge’s pending patent on OFX technology. Teknowledge retained ownership of all of its current customer contracts and patents. It also received a license to apply TekPortal “dual-use” application software in the military, intelligence, and homeland security arenas. $1,050,000 of the gross proceeds of the asset sale will be held in escrow as a reserve for indemnification claims for a period of eighteen months, at which time it will be remitted to Teknowledge, net of eligible claims.   The Company recorded proceeds of $5,950,000 that was partially offset by the disposal of the software asset’s book value of $2,012,000 and asset sale related legal and other direct expenses totaling $174,000.

13.      Unaudited Quarterly Financial Data (in thousands, except per share amounts):

	Quarterly Results Summary (In thousands, except per share date)
	First	Second	Third	Fourth		Total
Year ended December 31, 2005:

Revenues	$1,631	$963	$916	$538		$4,048
Gross profit (loss)	399	185	(240)	262		606
Basic net income (loss)	(136)	(417)	2,742 (1)	(334)		1,855
Basic net income (loss) per share	(0.02)	(0.07)	0.47	(0.06)		0.32
Diluted net income (loss) per share	(0.02)	(0.07)	0.47	(0.06)		0.32

Year ended December 31, 2004:

Revenues	$2,159	$2,099	$1,816	$2,147		$8,221
Gross profit (loss)	251	210	136	(3,405	)(2)	(2,808)
Net loss	(514)	(444)	(405)	(4,534	)(3)	(5,897)
Basic and diluted net loss per share	(0.09)	(0.08)	(0.07)	(0.79)		(1.03)

(1)Q3 2005 includes $3,764,000 gain on sale of the TekPortal product to Intuit (see note #12)
(2)Q4 2004 includes $1,753,000 due to the write down of capital software development assets, and a $1,500,000 increase in the government rate reserve
(3)Q4 2004 includes $768,000 write off of deferred tax asset