Form 10KSB/A
period 2005-12-31
TEKNOWLEDGE CORP
filed 2006-04-28
CIK 716214

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

The aggregate market value of Common Stock, $.01 par value per share, held by non-affiliates of the registrant was $1,305,923 on March 17, 2006 (based on the average bid and ask price per share of Common Stock on that date as reported by the Pink Sheets Electronic Quotations Service). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On March 17, 2006, there were 5,735,754 shares of Common Stock, $.01 par value per share, of the registrant outstanding.

Introductory Note.
This Amendment No. 1 on Form 10-KSB/A amends and restates the Form 10-KSB filed by Teknowledge Corporation with the Securities and Exchange Commission on April 14, 2006, to update Part III. In addition, in connection with the filing of this Amendment No. 1 to the annual report on Form 10-KSB and pursuant to Rule 12b-15, the Company is including certain currently dated certifications. The remainder of the annual report on Form 10-KSB filed on April 14, 2006 remains unchanged.

Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers

        The Board of Directors currently consists of four members: Neil A. Jacobstein (Chairman), Dr. Larry E. Druffel, Irwin Roth, and Benedict O’Mahoney. The Board of Directors is comprised of three classes of directors, with one class of the Board being elected each year. At each annual meeting thereafter, nominees for directors in the class whose term is expiring are voted upon, and upon election, such director would serve a three-year term.

		Positions	Director
Name	Age	With the Company	Since

Class III Director whose term expires at the 2006 Annual Meeting

Irwin Roth	75	Director	2005

Class I Director whose term expires at the 2007 Annual Meeting

Dr. Larry E. Druffel	65	Director	1997

Class II Directors whose term expires at the 2008 Annual Meeting

Neil A. Jacobstein	51	Chairman of the Board,	1993
		President, and CEO
Benedict O'Mahoney	46	V.P. Adm. & Legal Affairs	1999

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

        Dr.  Larry E. Druffel. Dr. Druffel, 65, was appointed to the Board of Directors in April 1997. Since 1996, he has served as President and a Director of the South Carolina Research Authority (SCRA), a public, non-profit, information technology and R&D organization. He holds a Doctorate Degree in Computer Science from Vanderbilt University and a Master’s Degree in Computer Science from the University of London, and was a director of the Software Engineering Institute at Carnegie-Mellon University from 1986 to 1996. He is Chairman of the Board of the Advanced Technology Institute, a private non-profit corporation. Since 2001, he has served as a member of the Board of Directors of Environmental Enterprise Group, a private environmental clean up company.

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

        Irwin T. Roth. Mr. Roth, 75, was elected to the Board of Directors on June 1, 2005. Mr. Roth fills the vacancy created by the departure of Mr. Lustig in April 2005. Irwin Roth is the Chairman of the Board and CEO of Auricast, Inc. He is also the Chairman of the Board and CEO of V Entertainment, Ltd., On-Line Entertainment Network, Inc., and Color Q, Inc. He is a Director of Com-Guard, Inc. In past years, he has served as a director and officer of numerous companies. Mr. Roth has been a practicing attorney for over 45 years in New York City, where he specializes in securities and entertainment law. He received his B.A. degree in Political Science in 1952, and a Juris Doctor degree in 1955 from the University of Michigan.

        Executive Officers

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

                 The Board of Directors has determined that none of its Audit Committee members qualifies as an audit committee financial expert as defined under Item 401 of Regulation S-B of the Securities Exchange Act of 1934. The Board of Directors expects to recruit a qualified audit committee financial expert in 2006.

                 The Company has adopted a Code of Ethics that applies to the Company’s principal executive officer, principal financial officer, controller, other officers and managers. The Company’s will provide a copy of the Company’s Code of Ethics free of charge to the requesting party.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16 of the Securities Exchange Act of 1934, as amended, requires our executive officers (as defined under Section 16), directors and persons who beneficially own greater than 10% of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. We are required to disclose any failure of these executive officers, directors and 10% stockholders to file these reports by the required deadlines. Based solely on our review of the copies of these reports received by us or written representations furnished to us, we believe that all filing requirements were met for the fiscal year, except for Form 4 reporting the grants of stock options under the employee stock option plan of 20,000 shares each to Messrs Bugbee and O'Mahoney and the Directors Option Plan of 3,000 shares each to Messrs. Druffel, and Roth, which were not timely filed as the result of a clerical error.

Item 10. Executive Compensation

        The following table sets forth the compensation paid to the Chief Executive Officer and the two most highly compensated executive officers of the Company whose annual salary and bonus exceeded $100,000 for all services to the Company in the fiscal years ended December 31, 2005, 2004, and 2003.

SUMMARY COMPENSATION TABLE

		Annual Compensation

Name and Principal Position	Year	Salary	Bonus
		$(1)

Neil Jacobstein, Chair, Pres, CEO	2005	209,737
	2004	253,213
	2003	246,000

Benedict O'Mahoney, VP Adm & Legal	2005	139,954
	2004	140,916
	2003	129,150

Dennis Bugbee, VP and CFO	2005	147,625
	2004	162,229
	2003	155,101

(1)     Includes 401(k) deferred compensation and 5% Company matching provision.

FISCAL YEAR-END OPTION VALUES

        The following table provides the specified information concerning unexercised options held as of December 31, 2005, by the persons named in the Summary Compensation Table above. There were no exercises of options by the executive officers named in the Summary Compensation Table above during the fiscal year ended December 31, 2005.

Name	Number of Securities Underlying Unexercised Options at December 31, 2005 (Exercisable/Unexercisable) (#)	Value of Unexercised In-the-Money Options at December 31, 2005 (Exercisable/Unexercisable) ($)

Neil Jacobstein, Chair, Pres, CEO	350,000/-	-/-

Benedict O'Mahoney, VP Adm & Legal	172,000/-	-/-

Dennis Bugbee, VP and CFO	165,000/-	-/-

Directors’ Compensation

        Directors’ Fees. Each non-employee member of the Board of Directors is entitled to receive cash compensation totaling $10,000 per year, which is paid in quarterly increments of $2,500. However, each non-employee member may elect to receive stock option grants in lieu of cash compensation in accordance with the terms of the Directors’ Option Plan described below. In 2005, Mr. Druffel, and Mr. Roth elected to receive stock option grants in lieu of cash compensation for each fiscal quarter. Employee directors are not compensated for their services as directors of the Company. In addition to their regular compensation, directors are entitled to be reimbursed for related travel, lodging, and other expenses in attending board and committee meetings.

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

Employment Contracts and Termination of Employment and Change of Control Arrangements

                Neil Jacobstein, Chairman of the Board, Chief Executive Officer, and President, has an employment agreement with the Company that provides for a 2006 base salary of $257,000. Mr. Jacobstein is eligible for a bonus but he waived his potential bonuses from prior years until the Company turnaround is complete. He was granted 350,0000 stock options in 2005. Mr. Jacobstein’s employment agreement includes an incentive compensation plan that provides for additional compensation when certain target objectives are achieved in strategic categories that have been determined and assessed by the Board of Directors to a maximum of 120% of his annual base salary. Mr. Jacobstein has a severance package that entitles him to severance benefits equal to his most recent twelve-month salary and bonus. In the event of a change of control, defined as any consolidation or merger of the Company in which the Company is not the continuing or surviving corporation, Mr. Jacobstein will be entitled to the following severance benefits: (i) full accrued salary and vacation pay, (ii) accrued incentive compensation awarded or determined to be awarded by the Board of Directors, (iii) insurance coverage, (iv) retirement benefits, and (v) a lump sum severance payment equal to two times the total cash compensation (salary and bonus) for the previous two years.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

        The following table sets forth certain information concerning the beneficial ownership of Common Stock as of April 28, 2006 by each of the directors and nominee for director of the Company, by each of the executive officers named in the Summary Compensation Table, and by all directors and executive officers of the Company as a group. There are no persons known to the Company to own beneficially more than 5% of the Common Stock of the Company that are not listed below.

Name and Address of Beneficial Owner(1)	Common Stock Owned Beneficially(2)		Percent(3) of class

Neil A. Jacobstein(4)	804,589	(5)	13.2%

Dennis A. Bugbee(4)	212,472	(6)	3.6%

Benedict O'Mahoney(4)	172,000	(7)	2.9%

Larry Druffel(4)	71,305	(8)	1.2%

Irwin Roth(4)	24,719	(9)	*

All Directors and Executive Officers of
the Company as a Group (5 Persons)	1,285,085	(10)	19.7%

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

(3)

Calculated on the basis of 5,735,754 shares outstanding as of April 28, 2006, provided that any additional shares of Common Stock that a stockholder has the right to acquire within 60 days after April 28, 2006 are deemed to be outstanding for purposes of calculating that stockholder's percentage beneficial ownership.

(4)	The address of all directors and executive officers is the Company's Executive Offices located at 1800 Embarcadero Road, Palo Alto, California 94303.
(5)

Includes 20,000 shares owned by Mr. Jacobstein's spouse; with respect to which, Mr. Jacobstein disclaims beneficial ownership. Also includes 350,000 shares that may be purchased upon the exercise of employee stock options that are currently exercisable or will become exercisable within 60 days of April 28, 2006.

(6)	Includes 165,000 shares that may be purchased upon the exercise of employee stock options that are currently exercisable or will become exercisable within 60 days of April 28, 2006.
(7)	Includes 172,000 shares that may be purchased upon the exercise of employee stock options that are currently exercisable or will become exercisable within 60 days of April 28, 2006.
(8)	Includes 24,719 shares that may be purchased upon the exercise of director stock options that are currently exercisable or will become exercisable within 60 days of April 28, 2006.
(9)	Includes 24,719 shares that may be purchased upon the exercise of director stock options that are currently exercisable or will become exercisable within 60 days of April 28, 2006.
(10)	Includes options for 773,024 shares that are currently exercisable or will become exercisable within 60 days of April 28, 2006.

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

Item 14. Principal Accountant Fees and Services

        The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2005 and December 31, 2004 by Burr, Pilger & Mayer LLP and Grant Thornton LLP.

	Burr, Pilger & Mayer LLP		Grant Thornton LLP

	2005	2004	2005	2004

Audit Fees	$158,053	-	$ 9,944	$188,086

Tax Fees	$ 28,403	-	$ 2,500	$ 11,226

        The Chairman of the Finance and Audit Committee pre-approves all audit and any permissible non-audit services. There were no non-audit services performed in 2005. Audit fees include quarterly and annual review of SEC filings and financial results. The preparation of annual state and federal income tax forms is included in tax fees.

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

Teknowledge Corporation

Date: April 28, 2006	By:/s/ Neil A. Jacobstein
Neil A. Jacobstein
Chairman of the Board of Directors
and Chief Executive Officer

                 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Neil A. Jacobstein	Chairman of the Board of Directors	April 28, 2006
Neil A. Jacobstein	and Chief Executive Officer
(Principal Executive Officer)

/s/ Dennis A. Bugbee	Vice President Finance,	April 28, 2006
Dennis A. Bugbee	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Benedict O'Mahoney	Director, Vice President,	April 28, 2006
Benedict O'Mahoney	Administrationand Legal Affairs

/s/ Lawrence Druffel	Director	April 28, 2006
Lawrence Druffel

/s/ Irwin Roth	Director	April 28, 2006
Irwin Roth