Form 10QSB
period 2006-03-31
TEKNOWLEDGE CORP
filed 2006-05-22
CIK 716214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

     (Mark One)

    [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 12, 2006

Common Stock, $0.01 par value	5,735,754

TABLE OF CONTENTS

Page
No.
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
for the three months ended March 31, 2006 and 2005	4

Condensed Consolidated Statements of Cash Flows for three months ended
March 31, 2006 and 2005	5

Notes to the Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Controls and Procedures	26

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	27

Item 6. Exhibits and Reports on Form 8-K	28

Signatures	29

Exhibits 31.1 and 31.2 (the 302 certifications)	30

Exhibits 32.1 and 32.2 (the 906 certifications)	32

PART I. FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements

TEKNOWLEDGE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2006	December 31, 2005
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$1,744,360	$2,168,508
Receivables:
Billed, net of allowance of $13,719 and $51,856, respectively	479,864	630,781
Unbilled and other receivables	176,227	19,743

Total receivables	656,091	650,524
Prepaids and other current assets	119,581	149,804

Total current assets	2,520,032	2,968,836
Long term government unbilled receivable	263,000	266,000
Fixed assets, at cost:
Computer and other equipment	3,276,817	3,274,176
Software	440,540	440,540
Furniture and fixtures	33,124	33,124
Leasehold improvements	6,428	6,428

Total fixed assets at cost	3,756,909	3,754,268
Less: Accumulated depreciation and amortization	(3,733,163)	(3,727,591)

Fixed assets, net	23,746	26,677

Total assets	$2,806,778	$3,261,513

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):
Current liabilities:
Accounts payable	$315,701	$299,229
Payroll and related liabilities	252,299	222,190
Government rate reserve	2,242,453	2,245,453
Other accrued liabilities	276,719	307,166

Total current liabilities	3,087,172	3,074,038
Stockholders' equity (deficiency):
Preferred stock, $.01 par value, authorized 2,500,000 shares, including
Series A Convertible Preferred Stock, none issued	-	-
Common stock, $.01 par value, authorized 25,000,000 shares,
5,735,754 and 5,735,754 shares issued and outstanding	57,358	57,358
Additional paid-in capital	1,925,355	1,918,305
Accumulated deficit since January 1, 1993
(following quasi-reorganization)	(2,263,107)	(1,788,188)

Total stockholders' equity (deficiency)	(280,394)	187,475

Total liabilities and stockholders' equity (deficiency)	$2,806,778	$3,261,513

        The accompanying notes are an integral part of these condensed consolidated financial statements.

(1)	The information in this column was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2005.

TEKNOWLEDGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE LOSS
(Unaudited)

	Three Months Ended March 31,

	2006	2005

Revenues:
Software services and licenses	$608,040	$1,416,512
Patent licenses	-	215,000

Total revenue	608,040	1,631,512

Cost of revenues:
Software services and licenses	286,943	1,100,667
Patent licenses	15,645	131,598

Cost of total revenue	302,588	1,232,265

Gross profit	305,452	399,247

Operating expenses:
General and administrative	474,957	460,941
Research and development	315,490	-
Stock compensation expense	9,570	8,951
Sales and marketing	1,671	44,156

Total operating expenses	801,688	514,048

Loss from operations	(496,236)	(114,801)
Interest and other income (expense), net	21,317	(21,028)

Net loss and comprehensive loss	$(474,919)	$(135,829)

Loss per share:
Basic	$(0.08)	$(0.02)

Diluted	$(0.08)	$(0.02)

Shares used in computing loss per share:
Basic	5,735,754	5,735,754

Diluted	5,735,754	5,735,754

                 The accompanying notes are an integral part of these condensed consolidated financial statements.

TEKNOWLEDGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net loss	$(474,919)	$(135,829)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	5,571	14,134
Amortization of warrants and options	9,570	8,951
Provision for doubtful accounts	(38,137)	6,266
Decrease in operating assets:
Receivables	35,570	178,269
Prepaids and other current assets	27,703	4,695
Increase (decrease) in operating liabilities:
Accounts payable	16,472	202,984
Other accrued liabilities	(3,338)	39,163

Net cash (used in) provided by operating activities	(421,508)	318,633

Cash flows from investing activities:
Capitalization of software development costs	-	(233,977)
Purchases of fixed assets	(2,640)	(3,736)

Net cash used in investing activities	(2,640)	(237,713)

Cash flows from financing activities:
Net borrowings against line of credit	-	92,395

Net cash provided by financing activities	-	92,395

Net increase (decrease) in cash and cash equivalents	(424,148)	173,315
Cash and cash equivalents at the beginning of period	2,168,508	161,171

Cash and cash equivalents at end of period	$1,744,360	$334,486

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$21,034

                The accompanying notes are an integral part of these condensed consolidated financial statements.

TEKNOWLEDGE CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

        Teknowledge Corporation (“the Company”) has prepared the unaudited condensed consolidated financial statements included herein, pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America (US GAAP). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. These interim statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005. In the opinion of management, these interim statements include all adjustments consisting of normal, recurring adjustments, which are necessary for a fair presentation of results for such periods. The results of operations for any interim period presented herein are not necessarily indicative of results that may be achieved for the entire fiscal year ending December 31, 2006.

2.     Accounts receivable

        Historically, the majority of the Company’s accounts receivable are from the U.S. Federal Government, with most of the remainder from financial services companies. This varies, depending on periodic fluctuations in government contracts and financial services integration projects. Patents and technology licenses are now a significant source of revenue, but less predictable as a source of accounts receivable. Credit is extended based on evaluation of a customers’ financial condition, and collateral is not generally required. Accounts receivable are generally due within 30 days and are stated amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company has not experienced a credit loss from a government customer nor does it anticipate such losses, and has not provided an allowance for doubtful accounts against government receivables. The Company has established a rate reserve to cover potential losses associated with adjustments to its unaudited government rates.

3.     Capitalized software development costs

        Teknowledge capitalizes software development costs once technological feasibility is reached and continuing until general commercial availability of the product. During the three months ended March 31, 2006 and 2005, software development costs of $0 and $234,000 were capitalized respectively. Amortization costs were $0 for the three months ended March 31, 2006 and $2,000 for the three months ended March 31, 2005. The Company’s policy is to amortize capitalized software development costs by the greater of (a) the ratio of current gross revenues for a product to anticipated gross revenues over the estimated life of that product, or (b) the straight-line method over the estimated economic life of the product, which is estimated at three years. The Company capitalizes software development costs in anticipation of future revenue principally from the sale of licenses, maintenance, and related services. As a result of the software asset sale in August 2005 (see note 9, Disposal of Capitalized Software Asset), the Company disposed of the unamortized book value of $2,012,000 of the TekPortal software asset in the third quarter of 2005. The Management evaluates the financial performance of its software at least quarterly to measure the performance against plan objectives and specific sales prospects. This is to ensure that these software development costs are being recorded at the lower of unamortized cost or net realizable value.

4.     Earnings (Loss) Per Share

         Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares of outstanding common stock plus the effect of potentially dilutive common stock securities during the period. Potentially dilutive securities consist of shares issuable upon the exercise of outstanding common stock options and warrants. All potentially dilutive securities have been excluded from the calculation of the diluted net loss per share for the three-month periods ended March 31, 2006 and 2005, as their inclusion would be anti-dilutive. These securities amounted to 1,270,287 shares and 977,771 shares for the three months ended March 31, 2006 and 2005 respectively.

        A summary of the loss per share calculation for the three month periods ended March 31, 2006 and 2005 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,

	2006	2005

Numerator:
Net loss	$(475)	$(136)

Denominator:
Weighted average common shares	5,736	5,736

Net loss per share - basic and diluted	$(0.08)	$(0.02)

5.     Stock-Based Compensation

        Effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004) (“SFAS No. 123R”), “Share-Based Payment,” which requires companies to measure and recognize compensation expense for all stock-based payments at fair value starting at grant date. All of the Company’s stock compensation is accounted for as an equity instrument. The Company previously applied Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations and provided the pro forma disclosures of SFAS No. 123, “Accounting for Stock Based Compensation.”

Prior to the Adoption of SFAS No. 123R

         Teknowledge previously accounted for stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”)as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosures, an Amendment of SFAS No. 123.” Under the intrinsic value method, Teknowledge did not recognize any compensation expense when the exercise price of stock options issued to employees and directors is equal to the fair market value of our common stock at the time the options are granted. Had compensation expense been recognized using the fair value-based method under SFAS No. 123, Teknowledge’s pro forma consolidated loss and loss per share would have been as follows (in thousands, except per share amounts):

Three Months Ended March 31,

2005

Net loss as reported	$(136)
Stock-based non employee compensation expense included in reported net loss	9
Pro forma stock compensation expense computed under the fair
value method for all awards	(13)

Pro forma net loss	$(140)

Basic and diluted net loss per share, as reported	$(0.02)

Pro forma basic and diluted net loss per share	$(0.02)

Impact of the Adoption of SFAS No. 123R

        The Company elected to adopt the modified prospective application method as provided by SFAS No. 123R. The effect of recording stock-based compensation for the three months ended March 31, 2006 was as follows (in thousands, except per share data):

Three Months Ended March 31,

2006

Stock-based compensation expense by type of award:
Employee stock options	$1
Non-employee options and warrants	9

Total stock-based compensation	10
Tax effect on stock-based compensation	-
Net effect on net loss	$10

Effect on basic and diluted net loss per share	$-

        The company’s unearned stock compensation balance as of December 31, 2005 was $0 and was accounted for under APB 25. The Company’s unrecorded deferred stock-based compensation balance related to stock options as of January 1, 2006 was $5,000 before estimated forfeitures and will be reclassified into additional paid-in-capital as it is expensed, as is required by the adoption of SFAS No. 123R. In the Company’s pro forma disclosures prior to the adoption of SFAS No. 123R, the Company accounted for forfeitures upon occurrence. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 9 percent for its options. As of January 1, 2006, the Company estimated that the stock-based compensation for awards not expected to vest was approximately $400, and therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to approximately $4,600 after estimated forfeitures.

        During the three months ended March 31, 2006, the Company granted 23,810 options that vested immediately, to Teknowledge’s non-employee Board of Directors in place of cash. The Company recorded estimated stock-based compensation related to stock options of $5,000.

        As of March 31, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $3,000 and will be recognized over an estimated weighted average amortization period of 0.9 years.

Valuation Assumptions

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model, consistent with the provisions of SFAS No. 123R, SEC No. 107 and the Company’s prior period pro forma disclosures of net loss, including stock-based compensation (determined under a fair value method as prescribed by SFAS No. 123). The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Three Months Ended March 31,

	2006	2005

Risk-free interest rate	4.5	4.0
Expected life of option	1.0 year	1.0 year
Expected dividends	0%	0%
Volatility	90%	160%

        The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock, the upward trend in volatility over the last year, the expected continuing of volatility over the period commensurate with the expected life of the options and other factors. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded treasury securities for terms equal to the expected term of the options. The expected term calculation is based on the observed historical option exercise behavior and post vesting forfeitures of options by the Company’s option holders. The weighted-average fair value of the options granted under the stock option plans was $1.35 and $3.47 per share for the three months ended March 31, 2006 and 2005, respectively.

        The options outstanding and exercisable at March 31, 2006 were in the following price ranges:

		Options Outstanding		Options Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices		Life	Price		Price
($'s)	Options	(Years)	($'s)	Options	($'s)

0.05 - 1.00	884,493	9.2	0.37	845,493	0.36
1.01 - 2.00	30,166	5.9	1.45	29,541	1.45
2.01 - 3.00	123,821	3.8	2.17	122,133	2.17
3.01 - 4.00	74,807	3.6	3.67	74,293	3.67
4.01 - 5.00	136,000	4.1	4.85	136,000	4.85
5.01 - 12.00	21,000	3.2	6.96	21,000	6.96

0.05 - 8.15	1,270,287	7.7	1.35	1,228,460	1.38

6.    Revenue Recognition

        The Company derives revenue from research and development contracts with the U.S. Government and from sales of software products and services from its Financial Solutions segment. Revenue is also generated from Patent and Technology Licensing.

        (a) Contract Revenue

        The Company principally uses the percentage-of-completion method of accounting for contract revenues for both government and commercial projects. The percentage-of-completion method is based on total costs incurred to date compared with estimated total costs upon completion of contracts. The Company charges all losses on contracts to operations in the period when the loss is known. For contracts that do not meet the criteria for the percentage-of-completion method, the Company recognizes contract revenue on a completed contract basis. Fifteen percent of the fee for government contracts is retained and may be billed after the final indirect rates are submitted to the government. The final indirect rates are not submitted to the government until they have been reviewed and approved by the Defense Contract Audit Agency (“DCAA”). Revenue on the retained fee is recognized as earned but not billed until the final indirect rates have been approved by the DCAA. As of March 31, 2006, the Company calculated that it had approximately $263,000 of unbilled retained fees on its completed government contracts that will be collected in future periods. The Company has not received final overhead rate approval from government agencies for costs incurred during the fiscal years 2001 through 2004. Accordingly, the Company has recorded a rate adjustment reserve of $2,242,000 related to potential adjustments to the Company’s indirect overhead rates.

        (b) Software License and Services

        The Company derives revenue as follows: (i) sale of software licenses to end users, and (ii) services which include consulting, training, and post-contract customer support (“PCS”). This policy establishes the standards for ensuring that the Company recognizes revenue consistently, and in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition with Respect to Certain Transactions.”

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

        When contracts contain multiple elements, and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, the Company recognizes revenue for the delivered elements based upon the residual method. VSOE is generally the price for products sold separately or the renewal rate for PCS. Undelivered elements consist primarily of PCS and other services such as consulting, mentoring and training. Services are generally not considered essential to the functionality of the software. The Company recognizes revenue allocated to PCS ratably over the period of the contracts, which is generally twelve months. For revenue related to consulting services, the Company recognizes revenue as the related services are performed. In instances where services are deemed essential to the software, both the software license fee and consulting fees are recognized using the percentage-of-completion method of contract accounting as required under SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts”.

        The portion of fees related to either products or services rendered, which are not due under our Company’s standard payment terms are reflected in unbilled receivables.

        Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If the Company made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

        If the Company enters into a licensing agreement with a party as a result of a patent and intellectual property settlement, revenue is recognized at the time the agreement is signed. License revenues are established from a standard pricing structure that determines the price of the license in relation to the settlement amount. If the amount of the settlement is greater than the standard license price or does not result in a licensing agreement, then the amount of the settlement that does not relate to a license will be included in other income.

7.     Segment Reporting

        The Company operates three reporting segments, Financial Solutions, Government Contract R&D, and Patents and Technology Licensing. In 2005, Patents and Technology Licensing has become significant enough to merit its own separate reporting segment. The Government Contract R&D segment includes research and development work in the following technical areas: computer software security, web-based training systems, distributed systems and knowledge systems. Technical personnel in the Government Contract R&D segment are sponsored by the government, and are organized into groups that support specific technical contracts and projects. The chief decision maker, the Company’s CEO, views the operating segments as a matrix of technical personnel, management, engineering services, technology, and other resources. The Company does not account for or report to the CEO its assets or capital expenditures by operating segment. Operating costs and expenses are managed by segment. Decisions about resource allocation are based primarily on contract requirements and utilization rates of the employees. Performance assessment for managers in any operating segment is based primarily on technical performance and overall profitability of the Company.

        Financial information about segments (in thousands):

	Financial Solutions	Government Contract R&D	Patents & Technology licensing	Total
Three months ended March 31, 2006:
Revenues	$328	$280	$-	$608
Cost of revenues	192	95	16	303

Gross profit (loss)	$136	$185	$(16)	$305

Three months ended March 31, 2005:
Revenues	$622	$795	$215	$1,632
Cost of revenues	581	520	132	1,233

Gross profit	$41	$275	$83	$399

        Revenues from customers in the United States represented approximately 88 percent and 91 percent for the three months ended March 31, 2006 and 2005, respectively. During the three months ended March 31, 2006, approximately 36 percent of the total revenue was attributed to one agency of the Federal government and 14 percent of total revenue was attributed to one Financial Solutions customer. No other customers accounted for greater than 10 percent of total revenues.

8.     Lineof Credit and Financing

        On August 22, 2005, Teknowledge paid off its secured debt with the Bank of $675,000 and all outstanding fees, and terminated its line of credit and current financing arrangements with the Bank.

        On March 28, 2005, the Company amended its facility with the lender and was granted a waiver for certain loan covenant violations as of December 31, 2004. Due to the Company’s risk profile, the lender increased the interest rate on the line of credit from 3 to 6 percent over the Wall Street Journal Prime rate. At March 31, 2005, the outstanding balance on the line of credit was $957,000. The Company’s potential borrowing capacity fluctuates based on the amount of accounts receivable generated from revenues. At March 31, 2005, the Company had utilized all of its available borrowing capacity.

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

9.     Disposal of Capitalized Software Asset

        Financial Solutions.  On August 22, 2005, Teknowledge concluded the sale of its TekPortal technology, an asset from its Financial Solutions business unit, to Intuit Inc. for $7,000,000. As part of the technology sale, Intuit was granted a license to each of Teknowledge’s six active patents, and acquired Teknowledge’s pending patent on OFX technology. Teknowledge retained ownership of all of its current customer contracts and patents. The Company also received a license to apply TekPortal “dual-use” application software in the military, intelligence, and homeland security arenas. $1,050,000 of the gross proceeds of the asset sale will be held in escrow as a reserve for indemnification claims for a period of eighteen months, at which time it will be remitted to Teknowledge, net of eligible claims and will be recognized as revenue in the period received.   The Company recorded proceeds of $5,950,000 that was partially offset by the disposal of the software asset’s book value of $2,012,000 and asset sale related legal and other direct expenses totaling $174,000.

10.     Going Concern

The Company had a working capital deficiency for the period ended March 31, 2006 and has an accumulated stockholders’ deficit of $2,263,107 as of March 31, 2006. The Company has accumulated a net loss of $474,919 through the first quarter of 2006. On August 22, 2005, the Company consummated a sale of its TekPortal software assets to Intuit Inc., receiving a $5,950,000 cash infusion that it used to pay off most of its debts and improve its cash reserves. However, the Company currently believes that if its negative cash flows from operations continue, it would require additional financing facilities. The Company is pursuing intellectual property settlements with several parties. The Company believes that working capital at March 31, 2006 may be insufficient to meet its business objectives. Teknowledge’s cash reserves could be exhausted in nine months after the filing of this 10-QSB. If the Company is not able to obtain financing or win significant patent settlements, it would most likely have insufficient cash to meet its ongoing operating obligations as they come due in the ordinary course of business. As a result, it may be required to seek protection under applicable bankruptcy laws. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto.

Forward Looking Statements

        The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Forward-looking statements made in this report relate to cash reserves required to support ongoing operations, commercial revenue increases and backlog, new business opportunities, demand for software and services, generation of revenue from intellectual property and the value of the Company’s patent portfolio, counter-terrorism applications, market acceptance of the Company’s products and services, demand for the Company’s products and services by the government, employees and management, patent and technology licensing, intent to broaden customer base, plans to develop new products and services, effectiveness of security measures, as well as expected revenue, cash and profitability, ability to realize backlog, recoverability of capitalized software, availability of equity capital and financing, effects of competition, R&D, consolidation in the financial services industry, government regulation, collections on customer receivables, and effects of recently issued accounting pronouncements. All forward-looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward-looking statements contained herein as a result of competition, general or financial services market conditions, government agency funding limitations, other factors relating to government contracting including overhead rate determination, the ability to attract and retain technical and management personnel, commercial opportunities, financing, and other factors described below in “Risks That May Affect Future Results of Operations and/or Stock Price,” and in other documents we file with the Securities and Exchange Commission. Unless required by law, we do not undertake any obligation to update any forward-looking statements or risk factors.

Overview of Significant Matters

Financial Position

        This section updates the assessment of our opportunities included in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2005 and discusses the specific potential risks facing our business. The risks are discussed in our risk section below. We outline the opportunities by segment in this section.

         Teknowledge plans to return to profitability by decreasing expenses and increasing revenues. We have already taken the steps to decrease significantly our labor, rent, medical, and legal expenses. We are servicing our existing TekPortal maintenance customers, although we expect many of these customers to transition to Intuit’s new version of the software. We have new practices in place that are designed to increase revenue, increase engineering skills, and reduce our downside risk on new services contracts. Teknowledge is developing an initiative to combine next-generation data storage hardware and software integration solutions. We have several proposals in for new government contract work, and we expect to get some of them. We are conducting with the government the second stage of a field evaluation of our software wrappers security technology. We are also building a web services system that utilizes our alerts technologies. Finally, we are working on a new business plan for Teknowledge’s next product to make it easier for large numbers of customers to deal with the torrent of data rushing at them by using a simple, knowledge-based web service for managing their information logistics.

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

        The Company experienced a decline in revenue over the past months and had a net loss of $475,000 in the first quarter of 2006. Government Contract R&D revenue is still down, pending several new prospects that may result in additional research and development revenues. In the meantime, the Company has continued to decrease its overhead expenses. It is now focusing on winning billable integration services contracts to provide a stable platform for further product development.

        The Company believes that working capital at March 31, 2006 may be insufficient to meet its business objectives. Teknowledge’s cash reserves could be exhausted in nine months after the filing of this 10-QSB. If the Company is not able to obtain financing or win significant patent settlements, it would most likely have insufficient cash to meet its ongoing operating obligations as they come due in the ordinary course of business. As a result, it may be required to seek protection under applicable bankruptcy laws. As a result of these factors, our auditors report on our financial statements for the 2005 fiscal year contained an emphasis paragraph regarding uncertainties relating to our ability to continue as a going concern. These matters, and opportunities for resolving them, are discussed further in “Opportunities to Improve Our Cash Position” section of this report.

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

         Teknowledge has successfully completed a Phase I DARPA Small Business Innovation Research (“SBIR”) contract it won in 2004 to develop a prototype of a deductive spreadsheet that adds symbolic or concept processing to commercial spreadsheets like Microsoft Excel®. We believe this is an exciting proposition in a society where many people are uncomfortable with mathematical thinking or combining equations with qualitative reasoning. Teknowledge’s prototype spreadsheet is able to solve problems with nonmathematical concepts that embody nouns, verbs, plans and constraints. This is potentially a big opportunity with significant application specializations and extensions. Teknowledge has already built a demonstration system, and started a Phase II contract in the second quarter of 2006. There are opportunities to commercialize this technology as a plug-in application to Excel. Consistent with our evolving business model for leveraging selectively the software developed under research and development contracts, we would seek to license the technology to one or more large companies that have significant sales pull, customer base, and marketing muscle.

        Some of Teknowledge’s software development is supported by competitive contracts from the most sophisticated research and development sponsors in the world. Specifically, Teknowledge continues to improve its software wrappers, which have many security applications in protecting computers from new worms and viruses that may not have a known signature in an antivirus database. The Company has also developed Standard Upper Ontology and Middle Ontology. These are ways of expressing knowledge formally that can be specialized for sophisticated semantic search solutions on the web, as well as computer based problem solving and training solutions. Teknowledge continues to strengthen its model-based software capabilities, which can be used to design and configure software components to support target models of configurable products such as software radios and component software systems. The Company has completed prototype training software functionality that includes probabilistic Bayesian belief networks for modeling students or game users based on an analysis of their interactions with the computer. These and other research and development derived software capabilities put Teknowledge in a position to utilize next-generation functionality as infrastructure for government contracts, as well as potential commercial products, licenses, and applications.

        Teknowledge is engaged in the second phase of a pilot test of its safe software wrappers at a customer site. Safe software wrappers encapsulate software modules, monitor their outputs, provide reporting, and control over interfaces to other system resources. This software is more than a prototype and less mature than a product. It has many potential applications, including the ability to “lockdown” a set of corporate computers and protect them from new viruses and worms that initially have no known operational signature. This system can monitor critical resources, identify potentially harmful instructions, and lock down selectively the access to critical resources. Teknowledge developed this capability several years ago, and has been steadily improving it in new applications. If the pilot test goes well, we anticipate receiving additional contracts to deliver this system to the government, and potentially to large institutions in the commercial sector. This system could be used specifically to wrap email clients such as Microsoft Outlook® and prevent attached viruses and worms from executing malicious instructions on the client machine.

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

         Teknowledge generated $280,000 in Government Contract R&D revenue in the first quarter of 2006, compared to $795,000 in the first quarter of 2005. Most of this decrease was related to the difficulty of replacing large contracts due to long lead-times, funding delays and increased competition for government contracts. Teknowledge has submitted several new contract proposals to the government, which may or may not result in new awards. There are some signs of long-term improvement in new software R&D opportunities going forward, including interest in semantic web systems that utilize artificial intelligence techniques, advanced cyber security applications that leverage our software wrapper technology, and software systems that learn. In addition, we have launched a multi-year federal systems strategy to expand beyond contract R&D into integrating application solutions that can be fielded. The contract opportunities are much larger for integrated application solutions. In addition, the product potential is greater utilizing proven contract deliverables for fielded applications. There are far more government customers available for solution-oriented application integration than for R&D. The rewards may be greater in the applications solutions market, but it could take most of 2006 to win new government application integration contract awards, and awards take months to turn into funded contracts. In addition, our small size and prior adverse financial position may limit our ability to qualify for large prime contracts. In spite of this, we will continue to propose on both prime and subcontract opportunities, and to deliver on R&D. While there may be a temporary decrease in government revenues, we believe that by writing competitive proposals for larger deployment programs, over time Teknowledge’s government sponsored applications development contracts business may regrow into a substantial revenue and technology generating business.

Financial Solutions

         Financial Solutions revenues for the first quarter of 2006 were down from the previous year, as expected after the sale of TekPortal to Intuit Inc. Teknowledge retained most of its TekPortal maintenance contracts, and in conjunction with Intuit personnel, we are continuing to provide maintenance services for our current banking customers. Some of these customers have transitioned to Intuit’s new versions of the software and we expect others to follow. We believe that we have excellent integration services capabilities, and strong customer references. We are planning to build out and train a team to provide new integration services to financial and other institutions. Teknowledge is combining next-generation data storage hardware and software in its new integration solutions.

Patents and Technology Licensing

         During the first quarter of 2005, Teknowledge continued to demonstrate the value of its patent portfolio by obtaining $215,000 in patent licenses as the result of settlements. Management believes that these settlement numbers were low, necessitated by Teknowledge’s former cash position. However, the results speak to real value in the #6,029,175 (‘175) patent. Our patent lawsuits against Inktomi, Akamai, and Cable & Wireless were related to the information caching claims in the ‘175 patent titled: “Automatic Detection of Changed Files By A Network Software Agent.” This patent also includes claims in the area of information alerts. Teknowledge sued Microsoft, Yahoo, and AOL/Time Warner for infringing on the alerts related claims in the ‘175 patent. Teknowledge settled all of its extant patent lawsuits. The Microsoft case was settled in the third quarter of 2005 (see Legal Proceedings: Part II of this report on Form 10-QSB).

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

Opportunities to Improve Our Cash Position

        Teknowledge continues to pursue actively several possibilities for improving its cash position, but most are dependent on a variety of external factors. There can be no guarantee that any of these alternatives will occur in the appropriate timeframe, or at all. Teknowledge is considering the following actions to increase the Company’s cash resources and further improve its balance sheet. First, we are continuing to decrease our non-essential operating expenses in 2006, while retaining our core capabilities. Second, we are exploring deeper relationships with several of our partners, including potential investment, or joint venture. Third, Teknowledge may sell a key technology asset, such as one or more patents, its Safe Software Wrappers technology, or other software. These sales could permit the Company to build or acquire additional new products or lines of business. Fourth, the Company could potentially buy a smaller private company that comes with an equity investment in the combined company. Given the relatively small size of Teknowledge, any one or a combination of these actions could make a significant difference to the Company’s financial position.

        We continue to work aggressively towards delivering increased value. However, Silicon Valley companies must reinvent themselves every two years or so. This is our time for renewal and growth. We are taking the following specific steps: 1) applying for new government R&D applications in cyber-security and information logistics, 2) expanding our patents licensing program beyond Akamai, Yahoo, AOL, Microsoft, and Intuit, 3) launching knowledge-based web services for information logistics, 4) combining next-generation data storage hardware and software in its new integration solutions and 5) continuing to explore ways to improve our cash position further.

        Teknowledge plans to survive and thrive long enough to harvest our significant potential upside. We are passionate about our work, and committed to delivering Teknowledge’s business value to our customers and stakeholders.

Results of Operations

Three months ended March 31, 2006 and 2005

Revenues

        Revenues for the three months ended March 31, 2006 were $608,000, compared to $1,632,000 for the three months ended March 31, 2005. Overall revenues decreased 63 percent largely on a decline in revenue from Government Contract R&D customers. The Company has experienced a decline in revenue from products and services performed by the government and commercial segments in 2006 compared to the first quarter of 2005. Revenues from Financial Solutions accounted for 54 percent of total revenues compared to 38 percent for the comparable period in 2005. Revenue from Government Contract R&D was 46 percent of total revenue in the three months ended March 31, 2006, compared to 49 percent in the first quarter of 2005. Revenue from Patent and Technology Licensing was 0 percent in the first quarter of 2006 and 13 percent of the first quarter of 2005‘s revenue. The Company was unsuccessful in 2006 in replacing all of the government contracts that were completed during the year, largely because of changing government priorities and vigorous competition.

        The decrease in government revenue of $515,000 is attributed to a decline in government contracts from the comparable period, coupled with the termination of a government contract in the first quarter of 2005. This contract required specialized and cleared personnel to be available at a remote location. The Company is seeking new government contracts to replace the government contracts that ended in 2005 and has submitted proposals to the government that are currently under consideration.

        Government Contract R&D revenue for the three months ended March 31, 2006 was $280,000, a 65 percent decrease in revenue from $795,000 in the comparable quarter in 2005. Some of Teknowledge’s contracts ended in 2005 and were not immediately replaced with new contracts. Replacing these large contracts was more difficult than expected for several reasons. First, much of the post 9-11 increase in defense spending was focused on supporting war efforts directly, rather than on software R&D. Second, a higher percentage of the budget of some of our key government sponsors has focused on funding a few large teams with total solution packages, and competition for these contracts has increased. In order to be more competitive, Teknowledge’s role has sometimes shifted from contractor to subcontractor; further reducing revenue production. Third, the component solution contract dollars available have often been awarded in smaller increments through the Small Business Innovation Research programs. The future demand for government-sponsored contract R&D services will depend on a number of factors, including the quantity of competitive contract awards and sponsor priorities. In 2006, 36 percent of total revenues for the three months ended March 31, 2006 were from the Department of the Air Force, compared to 30 percent for the first quarter of in 2005.

        Financial Solutions revenue for the three months ended March 31, 2006 was $328,000, representing a 47 percent or $294,000 decrease in revenues from the comparable quarter in 2005. Customer demand did not meet expectations in the first quarter. Some customers seem reluctant to sign up for new business until the Company’s financial performance improves. Financial Solutions revenues from license sales to customers were $13,000, compared to $13,000 in the first quarter of 2005. Based on a review of the commercial pipeline of planned license revenues, the Company believes near term license sales from customers are expected to be volatile until the Company’s financial position improves.

        In addition to product license and service opportunities, the Company is actively pursuing patent and technology licensing agreements with large companies that may be infringing on the Company’s patents. During the first quarter of 2005, the Company recorded $215,000 of revenue from intellectual property licensing activity as a result of legal settlements compared to zero in the comparable quarter in 2006. Since January 1, 2004, the Company has recorded $1,215,000 of revenues from IP settlements. [See Item 1. of Part II Legal Proceedings.]

        Revenues from the Financial Solutions and Patent and Licensing combined segments exceeded the revenue from the government segment in the first quarter of 2006. The Company anticipates that during the fiscal year 2006 the segment with the most revenue may fluctuate from quarter to quarter, depending on the specifics of business opportunities, contract wins, market cycles, and intellectual property settlements or rulings.

Costs and Expenses

        Cost of revenues was $303,000 for the three months ended March 31, 2006, compared to $1,233,000 for the three months ended March 31, 2005. Cost of revenues were 50 percent of total revenues for the three months ended March 31, 2006, compared to 76 percent for the three months ended March 31, 2005. In the first quarter of 2006, the Company spent $405,000 less on labor and labor related costs and $230,000 less on outside support costs on contracts. The Company plans to contain its spending until it can improve its overall backlog. At March 31, 2006, the Company reported $0 of unamortized software development costs for TekPortal, because of the sale of the TekPortal product in August 2005 (See note #9 “Disposal of Capitalized Software Asset” in sections I).

        General and administrative (“G&A”), costs were $475,000 for the three months ended March 31, 2006, compared to $460,000 for the three months ended March 31, 2005. Total G&A expenses increased about 3 percent over the three months ending March 31, 2005 or $14,000. This increase in G&A costs is primarily the result of annual audit related costs. G&A expenses for the three months ended March 31, 2006, were 78 percent of total revenue compared to 28 percent of total revenue for the three months ended March 31, 2005. Due to a change in the product mix between government and commercial contracts, less G&A expense was absorbed by the Government contracts. Because of flexible overhead rate application in the government cost structure, government contracts are able to absorb a proportionate share of G&A expenses; however, commercial contracts are not as flexible in their pricing structure, therefore leaving them less able to absorb an increase in the G&A allocation. As revenue increases, the Company anticipates that general and administrative expenses will decline as a percentage of total revenue.

        Sales and marketing expenses were $2,000 for the three months ended March 31, 2006, compared to $44,000 for the three months ended March 31, 2005. Sales and marketing costs were zero percent of total revenues in the first quarter of 2006 versus 3 percent in the comparable period of 2005. The drop in overall expenses is attributed to a reduction in the amount of employee time spent on direct sales and marketing of TekPortal. The Company’s sales and marketing efforts include applications engineering and technical support, direct sales efforts, as well as trade shows, demonstrations, and other traditional marketing activities. Teknowledge is now developing new software and a team to provide hardware and software integration services to financial and other institutions. Sales and marketing expenses are expected to grow in proportion to the growth in commercial revenues in the future.

        The Company sponsored internal R&D expenses for new software product prototypes were $315,000 for the three months ended March 31, 2006, compared to $0 for the three months ended March 31, 2005. In addition to the government sponsored R&D, the Company does not expect to capitalize additional costs in the development of the TekPortal products in 2006. Teknowledge invested $0 in the first quarter ended 2006, compared to $234,000 in first quarter of 2005, in the internal development of TekPortal software that was capitalized. R&D expenses for the three months ended March 31, 2006 and 2005 were 52 percent and zero percent of total revenue, respectively. The majority of the Company’s long-term R&D expenditures are funded externally through government projects (and recorded as cost of revenues), which are expected to provide new technology and intellectual property. Teknowledge retains intellectual property rights on its contract R&D work.

Non-operating Income and Expenses

        Interest and other income was $21,000 for the three months ended March 31, 2006, compared to $6 for the three months ended March 31, 2005. Interest expense for the three months ended March 31, 2006 was $0 compared to $21,000 for the comparable quarter in 2005. The Company paid off its line of credit on August 22, 2005. The Company had $0 outstanding debt on March 31, 2006 compared to $960,000 at March 31, 2005.

        The effective tax rate was zero percent for both the three months ended March 31, 2006 and 2005, respectively. An effective tax rate of zero percent for the current quarter is the result of the Company’s net operating loss carry forward and valuation allowance against the deferred tax assets.

Bookings and Backlog

         At March 31, 2006, the expected order backlog was approximately $1.8 million, which consisted of new orders for which work has not yet begun and revenue remaining to be recognized on work in progress. Of the March 31, 2006 backlog, 65 percent is from Government Contract R&D customers, while 35 percent is from Financial Solutions customers. The Financial Solutions segment contributed 54 percent of revenue during the three-month period ended March 31, 2006. The Financial Solutions percentage contribution to backlog is lower than from government customers because commercial contracts are typically less than nine months in duration. Approximately 80 percent of the backlog consists of government-sponsored programs that were awarded but not yet authorized for funding at March 31, 2006. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The Company has received additional funding on two government contracts. If addition follow on funding is not received in a timely manner, the Company may experience an interruption in its planned billing and cash collections during the hiatus period between funding increments. Excluding expected new work, the Company expects 81 percent of the current backlog to be fulfilled during 2006.

Liquidity and Capital Resources

        As of March 31, 2006, Teknowledge had approximately $1,744,000 in cash and cash equivalents, an increase of $1,410,000 or 421 percent over the comparable cash and cash equivalents in first quarter ended 2005 of $334,000. The increase in net cash at March 31, 2006 is attributed to cash proceeds from the sale of the TekPortal asset in August 2005 (See note #9 “Disposal of Capitalized Software Asset” in section I). The Company used net cash of ($422,000) for its operating activities for the three months ended March 31, 2006, compared to an increase of $319,000 in the same period for 2005. The Company also invested $3,000 for the purchase of long term assets in first quarter of 2006 compared to $238,000 in 2005 for the same period. In the first quarter of 2006, financing activities provided $0 compared to $92,000 in the first quarter of 2005.

        Teknowledge’s traditional sources of cash are revenues from continuing government and commercial services operations, intellectual property and patent licensing, and credit facilities to stimulate future growth; however, there can be no assurance that the Company will be able to locate and obtain additional financing acceptable to the Company or at all. Based on its current cash position, available credit, and projected cash flows from operations, management believes the Company will not have sufficient funds to support operations for the next nine-month period unless it can secure additional funding, supplemental financing, or a large legal settlement.

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

Revenue Recognition

        The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Revenue on software licenses and services, which include consulting, training, and post-contract customer support (“PCS”,) is recognized when the Company and end-users sign an agreement that provided persuasive evidence that an arrangement exists, the price is fixed or determinable, considers delivery to have occurred at the time of shipment, and there is a reasonable assurance of collection on the resulting receivable. The software is delivered to the customer electronically or on a compact disk. When the agreements include PCS, these amounts are recognized ratably over the period of the contracts, which is generally twelve months. If software is subject to customer acceptance or contract terms that do not satisfy all of the above-mentioned criteria, revenue is recognized upon customer acceptance or when all revenue recognition criteria have been met. Occasionally, customer contracts contain refund or warranty clauses that could affect revenue recognition. Teknowledge evaluates these clauses carefully; however, the Company has not experienced a refund or warranty recall and the likelihood of such an event is not predictable nor is it judged material at this time.

        If the Company enters into a licensing agreement with a party as a result of a patent and intellectual property settlement, revenue is recognized at the time the agreement is signed. License revenues are established from a standard pricing structure that determines the price of the license in relation to the settlement amount. If the amount of the settlement is greater than the standard license price or does not result in a licensing agreement, then the amount of the settlement that does not relate to a license will be included in other income.

        When contracts contain multiple elements, and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, the Company recognizes revenue for the delivered elements based upon the residual method. VSOE is generally the price for products sold separately or the renewal rate for PCS. Undelivered elements consist primarily of PCS and other services such as consulting, mentoring and training. Services are generally not considered essential to the functionality of the software. For revenue related to consulting services, the Company recognizes revenue as the related services are performed. In instances where services are deemed essential to the software, both the software license fee and consulting fees are recognized using the percentage-of-completion method of contract accounting as required under SOP 81-1, Contractor Accounting. Revenue recognized under the percentage-of-completion basis requires the use of project cost estimates. Project cost estimates are revised periodically and changes affecting the amount of revenue recognized are recorded when they become known. Revenue from R&D contracts is generally recognized over applicable contractual periods as specified by each contract and as costs related to the contracts are incurred. Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If the Company made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result. The portion of fees related to either products or services rendered, which are not due under our Company’s standard payment terms are reflected in unbilled receivables.

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

Determination of Government Indirect Rate Reserves

        The Company’s revenues, costs, and earnings on government contracts are determined based on direct cost and estimated overhead “indirect” rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs typically vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made on a cumulative basis whereas the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal Government. As a result of these audits, the Company may be exposed to annual cost adjustments that are applied on a retroactive basis to the government contracts completed in prior years. These adjustments can have a negative or positive effect on the results of operations and cash reserves in the period in which the adjustment is realized. In order to address the possible exposure to rate adjustments in prior years, Teknowledge established a rate adjustment reserve for potential government cost recovery for the open and unaudited years of 2001-2004. The cumulative reserve, including earned retained fee, of $263,000, is $2,242,000 at March 31, 2006.

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

        The Company periodically evaluates its exposure from the government’s suggested cost treatment of software development costs for the unaudited years of 2001-2004, assuming all amortization costs were included in the G&A base pool. At December 31, 2004, after consulting with outside counsel, and given the relative absence of court precedent in this area, management determined there was a potential estimated cost exposure of $1,500,000 in addition to the $835,000 already reserved for in the forth quarter of 2004, as a result potential negative outcomes from the aforementioned issues. This $2,335,000 reserve has since been reduced by approximately $115,000 due to changes in estimated reserve coverage and was also offset by $22,000 in on going unbilled retained fee adjustments not cleared for final billing until final indirect rates are submitted to the government. The Company believes that a considerably lower amount is entirely possible and it plans to negotiate with the government for the most favorable result. In the third quarter of 2005, the Company requested from the government that an Alternative Dispute Resolution (“ADR”) procedure be established to evaluate the outstanding issues and to accelerate the review process. The government responded with a combination of two notices, one dated December 6, 2005 and the other January 19, 2006 indicating that Teknowledge should pay the outstanding balance on the $810,000 referenced above as part of the 2001 audit results. The Company continues to discuss alternative solutions with the government, including ADR, a long-term payment schedule, and a beneficial software licensing agreement; however, it is impossible to determine at this time the ultimate outcome of negotiations and the legal alternatives under consideration. The Company has a reserve of $2,242,000 to offset a potential negative outcome for the open years of 2001-2004. The Company believes that this reserve is prudent; however, it disagrees with several of the government’s positions, and the final outcome may be more or less than this amount. Because this matter is based on the specific treatment of generally allowable costs, no penalties or interest charges are anticipated.

Risks That May Affect Future Results of Operations and/or Stock Price

Current cash flow may be insufficient to support current and future operations

        To support current and future operations, the Company is dependent upon revenues, credit facilities and its ability to obtain financing. Revenues decreased by 63 percent in the first quarter of 2006 to $608,000, compared to $1,632,000 in the first quarter of 2005. The ability of the Company to grow its revenues will depend on the Company’s success in winning new government R&D contracts, selling commercial services and maintenance support to existing and new customers. As of March 31, 2006, Teknowledge had $1,744,000 in cash and cash equivalents, an increase of $1,410,000 over the comparable period in 2005. The increase in net cash at March 31, 2006 is attributed principally to the sale of the TekPortal software asset to Intuit Inc. in August 2005. The Company used net cash of $422,000 from its operating activities for the three months ended March 31, 2006, compared to $319,000 generated, primarily by a patent license in the comparable period in 2005. The Company used $3,000 from investing activities in first quarter of 2006 compared to $238,000 used in the first quarter of 2005. In the first quarter of 2006, financing activities used $0 compared to $93,000 provided by the comparable period of 2005. Teknowledge is in the process of establishing a new credit line with a bank. The Company’s available cash and anticipated credit facilities may not be adequate to sustain the business over the next 9 months. Future growth is likely to be dependent on the Company’s success at improving revenues and cash flow.

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

Periodic interest rate changes and reduced account balances could have negative effect on returns on Teknowledge’s cash and equivalents

        The company considers all its securities to be cash and equivalents and is affected by changes in short term interest rates. The Company could also experience reduced returns do to lower account balances receiving lower interest rates.

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

The Company considered these matters in connection with the quarterly closing process and the preparation of the March 31, 2006 consolidated financial statements included in this Form 10-QSB and determined that no prior period financial statements were materially affected by such matters. In response to the observations made by BPM, in 2006 the Company will implement certain enhancements to its internal controls, accounting staff and procedures, which it believes address the matters raised by Burr, Pilger & Mayer LLP.

        (b) Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        Teknowledge has an active patent licensing program, which includes the necessity of legal enforcement of its patent rights in the marketplace.. On August 19, 2002, Teknowledge entered into a Contingency Fee Agreement and Power of Attorney in Damage Suit (the “Fee Agreement”) with Goldstein & Faucett, LLP (the “Attorneys”) for the enforcement of its intellectual property rights, specifically U.S. Patent No. 6,029,175 entitled “Automatic Retrieval of Changed Files by a Network Software Agent” (“the ‘175 patent”). Under the terms of the Fee Agreement, the Attorneys agreed to pursue damages, compensation, and relief to which Teknowledge may be entitled related to any infringement of the ‘175 patent, and Teknowledge will pay the Attorneys’ fees and direct expenses out of any money collected from such efforts.

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

Item 6. Exhibits

(a)     Exhibits:

        Set forth below is a list of all exhibits filed herewith or incorporated by reference as part of this Quarterly Report on Form 10–QSB.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002, dated May 22, 2006.

31.2	Certification of Principal Financial Officer pursuant to rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002, dated May 22, 2006.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 22, 2006.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 22, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Teknowledge Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Neil Jacobstein	Chairman of the Board of Directors,	May 22, 2006
Neil Jacobstein	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Ted Poulter	Financial Reporting Manager	May 22, 2006
Ted Poulter