Form 10QSB
period 2006-06-30
TEKNOWLEDGE CORP
filed 2006-08-18
CIK 716214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

     (Mark One)

    [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 14, 2006

Common Stock, $0.01 par value	5,735,754

TABLE OF CONTENTS

Page
No.
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
for the three and six months ended June 30, 2006 and 2005	4

Condensed Consolidated Statements of Cash Flows for six months ended
June 30, 2006 and 2005	5

Notes to the Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Controls and Procedures	28

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	29

Item 6. Exhibits and Reports on Form 8-K	30

Signatures	31

Exhibits 31.1 and 31.2 (the 302 certifications)	32

Exhibits 32.1 and 32.2 (the 906 certifications)	34

PART I. FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements

TEKNOWLEDGE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2006	December 31, 2005
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$1,273,295	$2,168,508
Receivables:
Billed, net of allowance of $17,500 and $51,856, respectively	1,237,006	630,781
Unbilled and other receivables	300,289	19,743

Total receivables	1,537,295	650,524
Prepaids and other current assets	93,846	149,804

Total current assets	2,904,436	2,968,836
Long term government unbilled receivable	232,000	266,000
Fixed assets, at cost:
Computer and other equipment	3,276,816	3,274,176
Software	440,540	440,540
Furniture and fixtures	33,124	33,124
Leasehold improvements	6,428	6,428

Total fixed assets at cost	3,756,908	3,754,268
Less: Accumulated depreciation and amortization	(3,738,276)	(3,727,591)

Fixed assets, net	18,632	26,677

Total assets	$3,155,068	$3,261,513

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):
Current liabilities:
Accounts payable	$411,338	$299,229
Payroll and related liabilities	192,168	222,190
Government rate reserve	2,249,231	2,245,453
Other accrued liabilities	252,519	307,166

Total current liabilities	3,105,256	3,074,038
Contingency (note 11)
Stockholders' equity (deficiency):
Preferred stock, $.01 par value, authorized 2,500,000 shares, including
Series A Convertible Preferred Stock, none issued	-	-
Common stock, $.01 par value, authorized 25,000,000 shares,
5,735,754 and 5,735,754 shares issued and outstanding	57,358	57,358
Additional paid-in capital	1,925,355	1,918,305
Accumulated deficit since January 1, 1993
(following quasi-reorganization)	(1,932,901)	(1,788,188)

Total stockholders' equity	49,812	187,475

Total liabilities and stockholders' equity	$3,155,068	$3,261,513

The accompanying notes are an integral part of these condensed consolidated financial statements.
(1)     The information in this column was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2005.

TEKNOWLEDGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006*	2005	2006*	2005

Revenues:
Software services and licenses	$541,390	$962,623	$1,149,430	$2,379,135
Patent licenses	999,999	-	999,999	215,000

Total revenue	1,541,389	962,623	2,149,429	2,594,135

Cost of revenue:
Software services and licenses	278,566	782,414	565,509	1,883,081
Patent licenses (income)	265,093	(4,390)	280,738	127,208

Cost of total revenue	543,659	778,024	846,247	2,010,289

Gross profit	997,730	184,599	1,303,182	583,846
Operating expenses:
General and administrative	367,826	440,542	842,783	903,876
Research and development	304,131	61,523	619,621	61,523
Stock compensation expense	2,467	8,951	12,037	15,509
Sales and marketing	6,837	36,977	8,508	81,133

Total operating expenses	681,261	547,992	1,482,949	1,062,040

Operating income (loss)	316,469	(363,393)	(179,767)	(478,194)
Interest and other income (expense), net	13,738	(53,068)	35,055	(74,096)

Net income (loss) and comprehensive income (loss)	$330,207	$(416,461)	$(144,712)	$(552,290)

Earnings (loss) per share:
Basic	$0.06	$(0.07)	$(0.03)	$(0.10)

Diluted	$0.06	$(0.07)	$(0.03)	$(0.10)

Shares used in computing earnings (loss) per share:
Basic	5,735,754	5,735,754	5,735,754	5,735,754

Diluted	5,735,754	5,735,754	5,735,754	5,735,754

*Post FAS 123R

                 The accompanying notes are an integral part of these condensed consolidated financial statements.

TEKNOWLEDGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net loss	$(144,712)	$(552,290)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	10,684	113,547
Amortization of warrants and options	12,037	15,509
Provision for doubtful accounts	(34,356)	6,266
Decrease (increase) in operating assets:
Receivables	(818,414)	658,529
Prepaids and other current assets	50,971	(13,823)
Increase (decrease) in operating liabilities:
Accounts payable	112,109	420,815
Other accrued liabilities	(80,891)	(118,874)

Net cash (used in) provided by operating activities	(892,572)	529,679

Cash flows from investing activities:
Capitalization of software development costs	-	(407,210)
Purchases of fixed assets	(2,641)	(3,735)

Net cash used in investing activities	(2,641)	(410,945)

Cash flows from financing activities:
Net repayment on line of credit	-	(189,459)

Net cash used in by financing activities	-	(189,459)

Net decrease in cash and cash equivalents	(895,213)	(70,725)
Cash and cash equivalents at the beginning of period	2,168,508	161,171

Cash and cash equivalents at end of period	$1,273,295	$90,446

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$42,923

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

3.     Capitalized software development costs

        Teknowledge capitalizes software development costs once technological feasibility is reached and continuing until general commercial availability of the product. During the three months ended June 30, 2006 and 2005, software development costs of $0 and $173,000 were capitalized respectively. Amortization costs were $0 for the three months ended June 30, 2006 and $59,000 for the three months ended June 30, 2005. The Company’s policy is to amortize capitalized software development costs by the greater of (a) the ratio of current gross revenues for a product to anticipated gross revenues over the estimated life of that product, or (b) the straight-line method over the estimated economic life of the product, which is estimated at three years. The Company capitalizes software development costs in anticipation of future revenue principally from the sale of licenses, maintenance, and related services. As a result of the software asset sale in August 2005 (see note 9, Disposal of Capitalized Software Asset), the Company disposed of the unamortized book value of $2,012,000 of the TekPortal software asset in the third quarter of 2005. The Management evaluates the financial performance of its software at least quarterly to measure the performance against plan objectives and specific sales prospects. This is to ensure that these software development costs are being recorded at the lower of unamortized cost or net realizable value.

4.     Earnings (Loss) Per Share

         Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) for the period by the weighted average number shares of common stock outstanding during the period and common equivalent shares outstanding during the period, if dilutive. Potentially dilutive common equivalent shares are composed of the incremental common stock issuable upon the exercise of stock options and warrants. The following is a reconciliation of the numerators and denominators of the basic and diluted net income (loss) per share computations for the periods presented (in thousands, except per share amounts):

         A summary of the earnings (loss) per share calculation for the three-month and six-month periods ended June 30, 2006 and 2005 is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Numerator:
Net income (loss)	$330	$(416)	$(145)	$(552)

Denominator:
Weighted average shares outstanding - basic	5,736	5,736	5,736	5,736
Effect of dilutive potential common shares	-	-	-	-

Weighted average shares outstanding - diluted	5,736	5,736	5,736	5,736

Net income (loss) per share - basic	$0.06	$(0.07)	$(0.03)	$(0.10)

Net income (loss) per share - diluted	$0.06	$(0.07)	$(0.03)	$(0.10)

Antidilutive stock options not included in not included in
net income (loss) per share calculation	1,280	1,002	1,257	1,077

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

Prior to the Adoption of SFAS No. 123R

         Teknowledge previously accounted for stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosures, an Amendment of SFAS No. 123.” Under the intrinsic value method, Teknowledge did not recognize any compensation expense when the exercise price of stock options issued to employees and directors was equal to the fair market value of our common stock at the time the options are granted. Had compensation expense been recognized using the fair value-based method under SFAS No. 123, Teknowledge’s pro forma consolidated loss and loss per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005

Net loss as reported	$(416)	$(552)
Stock-based non employee compensation expense included in reported net loss	9	16
Pro forma stock compensation expense computed under the fair
value method for all awards	(26)	(38)

Pro forma net loss	$(433)	$(574)

Basic and diluted net loss per share, as reported	$(0.07)	$(0.10)

Pro forma basic and diluted net loss per share	$(0.08)	$(0.10)

Impact of the Adoption of SFAS No. 123R

        The Company elected to adopt the modified prospective application method as provided by SFAS No. 123R. The effect of recording stock-based compensation for the three and six months ended June 30, 2006 was as follows (in thousands, except per share data):

	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006

Stock-based compensation expense by type of award:
Employee stock options	$1	$2
Non-employee options and warrants	1	10

Total stock-based compensation	2	12
Tax effect on stock-based compensation	-	-
Net effect on net loss	$2	$12

Effect on basic and diluted net loss per share	$-	$-

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

        During the six months ended June 30, 2006, the Company granted 23,810 options that vested immediately, to Teknowledge’s non-employee Board of Directors in place of cash. The Company recorded estimated stock-based compensation related to stock options of $5,000.

        As of June 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $3,000 and will be recognized over an estimated weighted average amortization period of 0.8 years.

Valuation Assumptions

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Six Months Ended June 30,

	2006	2005

Risk-free interest rate	4.5	4.0
Expected life of option	1.0 year	1.0 year
Expected dividends	0%	0%
Volatility	160%	75%

        The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock, the upward trend in volatility over the last year, the expected continuing of volatility over the period commensurate with the expected life of the options and other factors. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded treasury securities for terms equal to the expected term of the options. The expected term calculation is based on the observed historical option exercise behavior and post vesting forfeitures of options by the Company’s option holders. The weighted-average fair value of the options granted under the stock option plans was $1.35 and $3.47 per share for the six months ended June 30, 2006 and 2005, respectively.

        The options outstanding and exercisable at June 30, 2006 were in the following price ranges:

		Options Outstanding		Options Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices		Life	Price		Price
($'s)	Options	(Years)	($'s)	Options	($'s)

0.05 - 1.00	884,493	9.0	0.37	878,493	0.37
1.01 - 2.00	30,166	5.7	1.45	29,853	1.45
2.01 - 3.00	123,821	3.6	2.18	122,414	2.17
3.01 - 4.00	74,807	3.3	3.67	74,366	3.67
4.01 - 5.00	136,000	4.0	4.85	136,000	4.85
5.01 - 12.00	21,000	3.0	6.96	21,000	6.96

0.05 - 8.15	1,270,287	7.4	1.35	1,262,126	1.36

6.    Revenue Recognition

        The Company derives revenue from research and development contracts with the U.S. Government and from sales of software products and services from its Financial Solutions segment. Revenue is also generated from the Patent and Technology Licensing segment.

        (a) Contract Revenue

        The Company principally uses the percentage-of-completion method of accounting for contract revenues for both government and commercial projects. The percentage-of-completion method is based on total costs incurred to date compared with estimated total costs upon completion of contracts. The Company charges all losses on contracts to operations in the period when the loss is known. For contracts that do not meet the criteria for the percentage-of-completion method, the Company recognizes contract revenue on a completed contract basis. Fifteen percent of the fee for government contracts is retained and may be billed after the final indirect rates are submitted to the government. The final indirect rates are not submitted to the government until they have been reviewed and approved by the Defense Contract Audit Agency (“DCAA”). Revenue on the retained fee is recognized as earned but not billed until the final indirect rates have been approved by the DCAA. As of June 30, 2006, the Company calculated that it had approximately $232,000 of unbilled retained fees on its completed government contracts that will be collected in future periods. The Company has not received final overhead rate approval from government agencies for costs incurred during the fiscal years 2001 through 2004. Accordingly, the Company has recorded a rate adjustment reserve of $2,249,000 related to potential adjustments to the Company’s indirect overhead rates.

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

        When contracts contain multiple elements, and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, the Company recognizes revenue for the delivered elements based upon the residual method. VSOE is generally the price for products sold separately or the renewal rate for PCS. Undelivered elements consist primarily of PCS and other services such as consulting, mentoring and training. Services are generally not considered essential to the functionality of the software. The Company recognizes revenue allocated to PCS ratably over the period of the contracts, which is generally twelve months. For revenue related to consulting services, the Company recognizes revenue as the related services are performed. In instances where services are deemed essential to the software, both the software license fee and consulting fees are recognized using the percentage-of-completion method of contract accounting as required under SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.”

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

7.     Segment Reporting

        The Company operates three reporting segments, Financial Solutions, Government Contract R&D, and Patents and Technology Licensing. In 2005, Patents and Technology Licensing has become significant enough to merit its own separate reporting segment. The Government Contract R&D segment includes research and development work in the following technical areas: computer software security, web-based training systems, distributed systems and knowledge systems. Technical personnel in the Government Contract R&D segment are sponsored by the government, and are organized into groups that support specific technical contracts and projects.  Financial Solutions segment is now developing new software and a team to provide hardware and software integration services to financial and other institutions. This may also provide opportunities for selling innovative software developed in Teknowledge’s Government Contract R&D segment. Patents and Technology Licensing segment is currently attempting to negotiate licensing arrangements with third parties it believes infringe on its intellectual property rights. However, if the Company is unable to negotiate appropriate licensing arrangements it will continue to pursue legal action.

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

        Financial information about segments (in thousands):

	Financial Solutions	Government Contract R&D	Patents & Technology Licensing	Total
Three months ended June 30, 2006:
Revenues	$232	$309	$1,000	$1,541
Cost of revenues	133	145	265	543

Gross profit	$99	$164	$735	$998

Three months ended June 30, 2005:
Revenues	$577	$386	$-	$963
Cost of revenues	585	197	(4)	778

Gross profit (loss)	$(8)	$189	$4	$185

        Revenues from customers in the United States represented approximately 97 percent and 91 percent for the three months ended June 30, 2006 and 2005, respectively. During the three months ended June 30, 2005, approximately 20 percent of total revenue was attributed to one agency of the Federal government. No commercial customer had greater than 10 percent of total revenues.

	Financial Solutions	Government Contract R&D	Patents & Technology Licensing	Total
Six months ended June 30, 2006:
Revenues	$560	$589	$1,000	$2,149
Cost of revenues	325	240	281	846

Gross profit	$235	$349	$719	$1,303

Six months ended June 30, 2005:
Revenues	$1,199	$1,180	$215	$2,594
Cost of revenues	1,167	716	127	2,010

Gross profit	$32	$464	$88	$584

        Revenues from customers in the United States represented approximately 94 percent and 91 percent for the six months ended June 30, 2006 and 2005, respectively. During the six months ended June 30, 2006, approximately 22 percent of the total revenue was attributed to one agency of the Federal government and 47 percent of total revenue was attributed to one Patent & Technology Licensing customer.

8.     Line of Credit and Financing

        During the quarter ended June 30, 2006 the Company continued to refrain from borrowing and has $0 in debt since August 22, 2005, when Teknowledge paid off its secured debt with the bank of $675,000 and all outstanding fees, and terminated its line of credit and current financing arrangements with the bank.

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

10.     Going Concern

        The Company had a working capital deficiency for the period ended June 30, 2006 and has an accumulated stockholders’ equity of $49,812 as of June 30, 2006. The Company has a net loss of $144,712 for the six months ended June 30, 2006. On June 28, 2006, Teknowledge sold a $999,999 patent license, which covers all current patents. The future cash infusion from this patent sale will improve Teknowledge’s cash reserves. However, the Company currently believes that if its past negative cash flows from operations continue, it would require additional financing facilities. The Company is pursuing intellectual property settlements with several parties. The Company believes that working capital at June 30, 2006 may be insufficient to meet its business objectives. Teknowledge’s cash reserves could be exhausted in nine months after the filing of this 10-QSB. If the Company is not able to obtain financing or win significant patent settlements, it would most likely have insufficient cash to meet its ongoing operating obligations as they come due in the ordinary course of business. As a result, it may be required to seek protection under applicable bankruptcy laws. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from this uncertainty.

11.     Contingencies

        On June 29, 2006, Teknowledge received an invoice from a Contractor in the amount of $252,265.00. Teknowledge has contested this invoice. The invoice was submitted under a consulting services agreement and related software maintenance services agreement. The invoice was submitted for alleged under-billing by the Contractor for the period February 4, 2003 to June 16, 2006. The probability that this potential claim will be pursued and will result in an outcome unfavorable to the Company is difficult to assess at this stage, but is greater than remote and less than probable.

        The Company may be subject to legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s consolidated results of operations or consolidated financial position.

12.     Recent Accounting Pronouncements

        In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact, if any, of adopting FIN 48 on our financial statements.

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

         Teknowledge is executing its plan to return to profitability by decreasing expenses and increasing revenues. We have already taken the steps to decrease significantly our labor, rent, medical, and legal expenses. We are servicing our existing TekPortal maintenance customers, although we expect many of these customers to transition to Intuit’s new version of the software. We have new practices in place that are designed to increase revenue, increase engineering skills, and reduce our downside risk on new services contracts. Teknowledge is developing an initiative to combine next-generation data storage hardware and software integration solutions. It has recently put in place value added reseller “VAR” agreements with Pillar Data Systems and Texas Memory Systems, as part of the plan to deliver hardware storage solutions along with value added software.

        We have several proposals in for new government contract work, and we expect to get some of them. We are conducting with the government the second stage of a field evaluation of our software wrappers security technology. Finally, we are working on a new business plan for Teknowledge’s next product to make it easier for large numbers of customers to deal with the torrent of data rushing at them by using a simple, knowledge-based web service for managing their information logistics. This plan will include a web services system that utilizes our alerts technologies. The Company plans to win related billable services contracts to provide revenues and a platform for customer feedback and further product development.

        Teknowledge is the right company to implement this plan. For a quarter century, we have been continuously improving our ability to deliver knowledge-based software and services solutions. We already have most of the software pieces in place, either through contract work we have already done, or through third party license arrangements. We plan to reverse the traditional software development allocation of resources, and spend 90 percent of our attention working with customers to make their user experience rewarding, rather than building software and hoping that customers will find it and like it. Teknowledge has been working with Grid and web services for almost a decade, and has next generation wrapping, alerts, ontology, and security related software. Teknowledge has a pioneering patent on distributed information logistics, which is about getting the right information to the right people at the right time. We believe that Teknowledge can do better than just deliver data. We can use our knowledge based inference services to make informed judgments about the meaning and significance of critical pieces of information. Our intent is to combine our software with third party hardware to provide compelling value to customers. Teknowledge plans to continuously improve its ability to deliver software and hardware integration services.

        The Company experienced an increase in revenue at the end of the second quarter and had a net income of $330,000. Government Contract R&D revenue is up $29,000 from Q1 and we are working on several new prospects that may result in additional research and development revenues. The Company increased its overhead expenses by $121,000 between Q2 and Q1 2006 primarily due to the increased costs associated with the $999,999 patent sale.

        The Company believes that working capital at June 30, 2006 may be insufficient to meet its business objectives. Teknowledge’s cash reserves could be exhausted in nine months after the filing of this 10-QSB. If the Company is not able to obtain financing or win significant patent settlements, it would most likely have insufficient cash to meet its ongoing operating obligations as they come due in the ordinary course of business. As a result, it may be required to seek protection under applicable bankruptcy laws. As a result of these factors, our auditors report on our financial statements for the 2005 fiscal year contained an emphasis paragraph regarding uncertainties relating to our ability to continue as a going concern. These matters, and opportunities for resolving them, are discussed further in “Opportunities to Improve Our Cash Position” section of this report.

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

        Teknowledge has retained the right to license TekPortal software in intelligence, military, and homeland security application domains. One commercial customer sponsored a project in 2005 to use TekPortal software to aggregate images from multiple photo web sites. This application also has significance for aggregating images of potential terrorists and making them available to one or more agency web sites, with a variety of processing tools and permissions. The Company continues to explore potential opportunities to leverage TekPortal in government contract work that aggregates financial and other information for carefully selected defense, intelligence or homeland security applications.

         Teknowledge generated $309,000 in Government Contract R&D revenue in the second quarter of 2006, compared to $386,000 in the second quarter of 2005. Most of this decrease was related to the difficulty of replacing large contracts due to long lead-times, funding delays, and increased competition for government contracts. Teknowledge has submitted several new contract proposals to the government, which may or may not result in new awards. There are some signs of long-term improvement in new software R&D opportunities going forward, including interest in semantic web systems that utilize artificial intelligence techniques, advanced cyber security applications that leverage our software wrapper technology, and software systems that learn. In addition, we have launched a multi-year federal systems strategy to expand beyond contract R&D into integrating application solutions that can be fielded. The contract opportunities are much larger for integrated application solutions. In addition, the product potential is greater utilizing proven contract deliverables for fielded applications. There are far more government customers available for solution-oriented application integration than for R&D. The rewards may be greater in the applications solutions market, but it could take most of 2006 to win new government application integration contract awards, and awards take months to turn into funded contracts. In addition, our small size and prior adverse financial position may limit our ability to qualify for large prime contracts. In spite of this, we will continue to propose on both prime and subcontract opportunities, and to deliver on R&D. While there may be a temporary decrease in government revenues, we believe that by writing competitive proposals for larger deployment programs, over time Teknowledge’s government sponsored applications development contracts business may regrow into a substantial revenue and technology generating business.

Financial Solutions

         Financial Solutions revenues for the second quarter of 2006 were down from the previous year, as expected after the sale of TekPortal to Intuit Inc. Teknowledge retained most of its TekPortal maintenance contracts, and in conjunction with Intuit personnel, we are continuing to provide maintenance services for our current banking customers. Some of these customers have transitioned to Intuit’s new versions of the software and we expect others to follow. We believe that we have excellent integration services capabilities, and strong customer references. We are planning to build out and train a team to provide new integration and VAR storage services to financial and other institutions. Teknowledge is combining next-generation data storage hardware and software in its new integration solutions.

Patents and Technology Licensing

         During the second quarter of 2006, Teknowledge continued to demonstrate the value of its patent portfolio by selling a $999,999 license to the Company’s patents. This compared to $0 for patent licensing during the second quarter of 2005. Management believes that this sale corrects and improves the prior years low settlement numbers, which were necessitated by Teknowledge’s former cash position. The results speak to real value in the #6,029,175 (‘175) patent. Our patent lawsuits against Inktomi, Akamai, and Cable & Wireless were related to the information caching claims in the ‘175 patent titled: “Automatic Detection of Changed Files By A Network Software Agent.” This patent also includes claims in the area of information alerts. Teknowledge sued Microsoft, Yahoo, and AOL/Time Warner for infringing on the alerts related claims in the ‘175 patent. Teknowledge has since settled all of its extant patent lawsuits. The Microsoft case was settled in the third quarter of 2005 (see Legal Proceedings: Part II of this report on Form 10-QSB).

        Management believes that the Company’s patents are valid and have significant value. The Company believes that there are a large number of other potential infringers of the ‘175 patent. Teknowledge also has one patent pending related to its safe software wrappers. If granted, this could prove to be a valuable addition to Teknowledge’s patent portfolio. These opportunities are some of the reasons why we created a separate reporting segment for patents and technology licenses. We have taken most of the downside cost risk out of the current lawsuits by engaging the law firm of Goldstein and Faucett on a contingency fee basis. There is the risk that the patent will be invalidated and/or that legal proceedings will determine that no infringement is present for the alleged infringers. However, the fact that so many substantial companies have reviewed our ‘175 patent and each has chosen to provide settlements at a time when the Company was under considerable financial stress, is an indicator of the strength of this patent. Teknowledge is now in a stronger financial position after the $7 million transaction with Intuit, and we intend to pursue infringers with renewed vigor.

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

        We continue to work aggressively towards delivering increased value. However, Silicon Valley companies must reinvent themselves every two years or so. This is a time for renewal and growth. We are taking the following specific steps: 1) applying for new government R&D applications in cyber-security and information logistics, 2) expanding our patents licensing program beyond Akamai, Yahoo, AOL, Microsoft, and Intuit, 3) launching knowledge-based web services for information logistics, 4) combining next-generation data storage hardware and software in its new integration solutions and 5) continuing to explore ways to improve our cash position further.

        Teknowledge plans to survive and thrive long enough to harvest our significant potential upside. We are passionate about our work, and committed to delivering Teknowledge’s business value to our customers and stakeholders.

Results of Operations

Three months ended June 30, 2006 and 2005

Revenues

        Revenues for the three months ended June 30, 2006 were $1,541,000, compared to $963,000 for the three months ended June 30, 2005. Overall revenues increased 60 percent largely on the sale of a $1,000,000 license for Teknowledge’s patent portfolio. The Company has experienced a decline in revenue from products and services performed by the government and an increase in revenue from the commercial segments in 2006 compared to the second quarter of 2005. Revenues from the commercial segments accounted for 80 percent of total revenues compared to 60 percent for the comparable period in 2005. Revenue from Government Contract R&D was 20 percent of total revenue in the three months ended June 30, 2006, compared to 40 percent in the second quarter of 2005. Revenue from Patent and Technology Licensing was 65 percent in the second quarter of 2006 and 0 percent of the second quarter of 2005‘s revenue.

        The decrease in government revenue of $77,000 is attributed to a decline in government contracts from the comparable period, coupled with the completion of a number of government contract in 2005. The Company is seeking new government contracts to replace the government contracts that ended in 2005 and has submitted proposals to the government that are currently under consideration.

        Government Contract R&D revenue for the three months ended June 30, 2006 was $309,000, a 20 percent decrease in revenue from $386,000 in the comparable quarter in 2005. Some of Teknowledge’s contracts ended in 2005 and were not immediately replaced with new contracts. Replacing these contracts was more difficult than expected for several reasons. First, much of the post 9-11 increase in defense spending was focused on supporting war efforts directly, rather than on software R&D. Second, a higher percentage of the budget of some of our key government sponsors has focused on funding a few large teams with total solution packages, and competition for these contracts has increased. In order to be more competitive, Teknowledge’s role has sometimes shifted from contractor to subcontractor; further reducing revenue production. Third, the component solution contract dollars available have often been awarded in smaller increments through the Small Business Innovation Research programs. The future demand for government-sponsored contract R&D services will depend on a number of factors, including the quantity of competitive contract awards and sponsor priorities. In 2006, 17 percent of total revenues for the three months ended June 30, 2006 were from the Department of the Air Force, compared to 31 percent for the second quarter of in 2005.

Financial Solutions revenue for the three months ended June 30, 2006 was $232,000, representing a 60 percent or $345,000 decrease in revenues from the comparable quarter in 2005. Customer demand did not meet expectations in the second quarter. Some customers seem reluctant to sign up for new business until the Company’s financial performance improves. Financial Solutions revenues from license sales to customers were $0, compared to $87,000 in the second quarter of 2005. Based on a review of the commercial pipeline of planned license revenues, the Company believes near term license sales from customers are expected to be volatile until the Company’s financial position improves.

        In addition to product license and service opportunities, the Company is actively pursuing patent and technology licensing agreements with large companies that may be infringing on the Company’s patents. During the second quarter of 2006, the Company recorded $1,000,000 of revenue from intellectual property licensing activity as compared to $0 in the comparable quarter in 2005. Since January 1, 2004, the Company has recorded $2,215,000 of revenues from IP settlements. [See Item 1. of Part II Legal Proceedings.]

        Revenues from the Financial Solutions and Patent and Technology Licensing combined segments exceeded the revenue from the government segment in the second quarter of 2006. The Company anticipates that during the fiscal year 2006 the segment with the most revenue may fluctuate from quarter to quarter, depending on the specifics of business opportunities, contract wins, market cycles, and intellectual property settlements or rulings.

Costs and Expenses

        Cost of revenues was $544,000 for the three months ended June 30, 2006, compared to $778,000 for the three months ended June 30, 2005. Cost of revenues were 35 percent of total revenues for the three months ended June 30, 2006, compared to 81 percent for the three months ended June 30, 2005. In the second quarter of 2006, the Company spent $166,000 less on labor and labor related costs and $151,000 less on outside support costs on contracts. The Company plans to contain its spending until it can improve its overall backlog. At June 30, 2006, the Company reported $0 of unamortized software development costs for TekPortal, because of the sale of the TekPortal product in August 2005 (See note #9 “Disposal of Capitalized Software Asset” in sections I), and invested $173,000 in software development during the second quarter of 2005.

        General and administrative (“G&A”), costs were $368,000 for the three months ended June 30, 2006, compared to $441,000 for the three months ended June 30, 2005. Total G&A expenses decreased about 17 percent over the three months ending June 30, 2005 or $73,000. This decrease in G&A costs is primarily the result of a reduction in legal costs and bank charges. G&A expenses for the three months ended June 30, 2006, were 24 percent of total revenue compared to 46 percent of total revenue for the three months ended June 30, 2005. Due to a change in the product mix between government and commercial contracts, less G&A expense was absorbed by the Government contracts. Because of flexible overhead rate application in the government cost structure, government contracts are able to absorb a proportionate share of G&A expenses; however, commercial contracts are not as flexible in their pricing structure, therefore leaving them less able to absorb an increase in the G&A allocation. As revenue increases, the Company anticipates that general and administrative expenses will decline as a percentage of total revenue.

        Sales and marketing expenses were $7,000 for the three months ended June 30, 2006, compared to $37,000 for the three months ended June 30, 2005. Sales and marketing costs were zero percent of total revenues in the second quarter of 2006 versus 4 percent in the comparable period of 2005. The drop in overall expenses is attributed to a reduction in the amount of employee time spent on direct sales and marketing of TekPortal. The Company’s sales and marketing efforts include applications engineering and technical support, direct sales efforts, as well as trade shows, demonstrations, and other traditional marketing activities. Teknowledge is now developing new software and a team to provide hardware and software integration services to financial and other institutions. Sales and marketing expenses are expected to grow in proportion to the growth in commercial revenues in the future.

        The Company sponsored internal R&D expenses for new software product prototypes were $304,000 for the three months ended June 30, 2006, compared to $62,000 for the three months ended June 30, 2005. In addition to the government sponsored R&D, the Company does not expect to capitalize additional costs in the development of TekPortal products in 2006. Teknowledge invested $0 in the second quarter ended 2006, compared to $173,000 in second quarter of 2005, in the internal development of TekPortal software that was capitalized. R&D expenses for the three months ended June 30, 2006 and 2005 were 20 percent and 6 percent of total revenue, respectively. Typically, the majority of the Company’s long-term R&D expenditures are funded externally through government projects (and recorded as cost of revenues), which are expected to provide new technology and intellectual property. Teknowledge retains intellectual property rights on its contract R&D work.

Non-operating Income and Expenses

        Interest and other income (expense) was $14,000 for the three months ended June 30, 2006, compared to ($53,000) for the three months ended June 30, 2005. Interest expense for the three months ended June 30, 2006 was $0 compared to $22,000 for the comparable quarter in 2005. The Company paid off its line of credit on August 22, 2005. The Company had $0 outstanding debt on June 30, 2006 compared to $675,000 at June 30, 2005.

        The effective tax rate was zero percent for both the three months ended June 30, 2006 and 2005, respectively. An effective tax rate of zero percent for the current quarter is the result of the Company’s net operating loss carry forward and valuation allowance against the deferred tax assets.

Six months ended June 30, 2006 and 2005

Revenues

        Revenues for the six months ended June 30, 2006 were $2,149,000, compared to $2,594,000 for the six months ended June 30, 2005. Overall revenues decreased 17 percent largely on a decline in revenue from Government Contract R&D customers. The Company has experienced a decline in revenue from products and services performed by the government and commercial segments in 2006 compared to the six months ended June 30, 2005. Revenues from Financial Solutions accounted for 26 percent of total revenues compared to 46 percent for the comparable period in 2005. Revenue from Government Contract R&D was 27 percent of total revenue in the six months ended June 30, 2006, compared to 46 percent in the six months ended June 30, 2005. Revenue from Patent and Technology Licensing was 47 percent in the six months ended June 30, 2006 and 8 percent of the six months ended June 30, 2005.

        The Company did not replace all of the government contracts that were completed during the 2005 year, largely because of changing government priorities and vigorous competition. The decrease in government revenue of $591,000 is attributed to a decline in government contracts compared to the comparable period in 2005. The Company is seeking new government contracts to replace the government contracts that ended in 2005 and has submitted proposals to the government that are currently under consideration.

        Government Contract R&D revenue for the six months ended June 30, 2006 was $589,000, a 50 percent decrease in revenue from $1,180,000 in the comparable period in 2005. Some of Teknowledge’s contracts ended in 2005 and were not immediately replaced with new contracts. Replacing these large contracts was more difficult than expected for several reasons. First, much of the post 9-11 increase in defense spending was focused on supporting war efforts directly, rather than on software R&D. Second, a higher percentage of the budget of some of our key government sponsors has focused on funding a few large teams with total solution packages, and competition for these contracts has increased. In order to be more competitive, Teknowledge’s role has sometimes shifted from contractor to subcontractor; further reducing revenue production. Third, the component solution contract dollars available have often been awarded in smaller increments through the Small Business Innovation Research programs. The future demand for government-sponsored contract R&D services will depend on a number of factors, including the quantity of competitive contract awards and sponsor priorities. In 2006, 23 percent of total revenues for the six months ended June 30, 2006 were from the Department of the Air Force, compared to 31 percent for the six months ended June 30, 2005.

        Financial Solutions revenue for the six months ended June 30, 2006 was $560,000, representing a 53 percent or $1,199,000 decrease in revenues from the comparable quarter in 2005. Customer demand did not meet expectations in the six months ended June 30, 2006. Some customers seem reluctant to sign up for new business until the Company’s financial performance improves. Financial Solutions revenues from license sales to customers were $14,000, compared to $109,000 in the six months ended June 30, 2005. Based on a review of the commercial pipeline of planned license revenues, the Company believes near term license sales from customers are expected to be volatile until the Company’s financial position improves.

        In addition to product license and service opportunities, the Company is actively pursuing patent and technology licensing agreements with large companies that may be infringing on the Company’s patents. During the six months ending June 30, 2006, the Company recorded $1,000,000 of revenue from intellectual property licensing activity as compared to $215,000 in the comparable period in 2006. Since January 1, 2004, the Company has recorded $2,215,000 of revenues from IP settlements. [See Item 1. of Part II Legal Proceedings.]

        Revenues from the Financial Solutions and Patent and Licensing combined segments exceeded the revenue from the government segment in the six months ended June 30, 2006. The Company anticipates that during the fiscal year 2006 the segment with the most revenue may fluctuate from quarter to quarter, depending on the specifics of business opportunities, contract wins, market cycles, and intellectual property settlements or rulings.

Costs and Expenses

        Cost of revenues was $846,000 for the six months ended June 30, 2006, compared to $2,010,000 for the six months ended June 30, 2005. Cost of revenues were 39 percent of total revenues for the six months ended June 30, 2006, compared to 77 percent for the six months ended June 30, 2005. In the six months ended June 30, 2006, the Company spent $645,000 less on labor and labor related costs and $341,000 less on outside support costs on contracts. The Company plans to contain its spending until it can improve its overall backlog. At June 30, 2006, the Company reported $0 of unamortized software development costs for TekPortal, because of the sale of the TekPortal product in August 2005 (See note #9 “Disposal of Capitalized Software Asset” in sections I).

        General and administrative (“G&A”), costs were $843,000 for the six months ended June 30, 2006, compared to $904,000 for the six months ended June 30, 2005. Total G&A expenses decreased about 7 percent over the six months ending June 30, 2005 or $61,000. This decrease in G&A costs is primarily the result of a reduction in bank related costs. G&A expenses for the six months ended June 30, 2006, were 40 percent of total revenue compared to 35 percent of total revenue for the six months ended June 30, 2005. Due to a change in the product mix between government and commercial contracts, less G&A expense was absorbed by the Government contracts. Because of flexible overhead rate application in the government cost structure, government contracts are able to absorb a proportionate share of G&A expenses; however, commercial contracts are not as flexible in their pricing structure, therefore leaving them less able to absorb an increase in the G&A allocation. As revenue increases, the Company anticipates that general and administrative expenses will decline as a percentage of total revenue.

        Sales and marketing expenses were $9,000 for the six months ended June 30, 2006, compared to $81,000 for the six months ended June 30, 2005. Sales and marketing costs were zero percent of total revenues in the six months ended June 30, 2006 versus 3 percent in the comparable period of 2005. The drop in overall expenses is attributed to a reduction in the amount of employee time spent on direct sales and marketing of TekPortal. The Company’s sales and marketing efforts include applications engineering and technical support, direct sales efforts, as well as trade shows, demonstrations, and other traditional marketing activities. Teknowledge is now developing new software and a team to provide hardware and software integration services to financial and other institutions. Sales and marketing expenses are expected to grow in proportion to the growth in commercial revenues in the future.

        The Company sponsored internal R&D expenses for new software product prototypes were $620,000 for the six months ended June 30, 2006, compared to $62,000 for the six months ended June 30, 2005. In addition to the government sponsored R&D, the Company does not expect to capitalize additional costs in the development of the TekPortal products in 2006. Teknowledge invested $0 in the six months ended June 30, 2006, compared to $407,000 in six months ended June 30, 2005, in the internal development of TekPortal software that was capitalized. R&D expenses for the six months ended June 30, 2006 and 2005 were 29 percent and 2 percent of total revenue, respectively. The majority of the Company’s long-term R&D expenditures are funded externally through government projects (and recorded as cost of revenues), which are expected to provide new technology and intellectual property. Teknowledge retains intellectual property rights on its contract R&D work.

Non-operating Income and Expenses

        Interest and other income (expense) was $35,000 for the six months ended June 30, 2006, compared to ($74,000) for the six months ended June 30, 2005. Interest expense for the six months ended June 30, 2006 was $0 compared to $43,000 for the comparable quarter in 2005. The Company paid off its line of credit on August 22, 2005. The Company had $0 outstanding debt on June 30, 2006 compared to $675,000 at June 30, 2005.

        The effective tax rate was zero percent for both the six months ended June 30, 2006 and 2005, respectively. An effective tax rate of zero percent for the six months ended June 30, 2006 is the result of the Company’s net operating loss carry forward and valuation allowance against the deferred tax assets.

Bookings and Backlog

         At June 30, 2006, the expected order backlog was approximately $1.1 million, which consisted of new orders for which work has not yet begun and revenue remaining to be recognized on work in progress. Of the June 30, 2006 backlog, 77 percent is from Government Contract R&D customers, while 23 percent is from Financial Solutions customers. The Financial Solutions segment contributed 15 percent of revenue during the six-month period ended June 30, 2006. The Financial Solutions percentage contribution to backlog is lower than from government customers because commercial contracts are typically less than nine months in duration. Approximately 61 percent of the backlog consists of government-sponsored programs that were awarded but not yet authorized for funding at June 30, 2006. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The Company has received additional funding on two government contracts. If additional follow on funding is not received in a timely manner, the Company may experience an interruption in its planned billing and cash collections during the hiatus period between funding increments. Excluding expected new work, the Company expects 69 percent of the current backlog to be fulfilled during 2006.

Liquidity and Capital Resources

        As of June 30, 2006, Teknowledge had approximately $1,273,000 in cash and cash equivalents, an increase of $1,183,000 or 1,314 percent over the comparable cash and cash equivalents in second quarter ended 2005 of $90,000. The increase in net cash at June 30, 2006 is attributed to cash proceeds from the sale of the TekPortal asset in August 2005 (See note #9 “Disposal of Capitalized Software Asset” in section I). The Company used net cash of $893,000 for its operating activities for the six months ended June 30, 2006, compared to an increase of $530,000 in the same period for 2005. The Company also invested $3,000 for the purchase of long term assets in six months of 2006 compared to $411,000 in 2005 for the same period. For the six months ended June 30, 2006, financing activities used $0 compared to $189,000 in the same period of 2005.

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

Revenue Recognition

        The Company recognizes revenue in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. Revenue on software licenses and services, which include consulting, training, and post-contract customer support (“PCS”,) is recognized when the Company and end-users sign an agreement that provides persuasive evidence that an arrangement exists, the price is fixed or determinable, considers delivery to have occurred at the time of shipment, and there is a reasonable assurance of collection on the resulting receivable. The software is delivered to the customer electronically or on a compact disk. When the agreements include PCS, these amounts are recognized ratably over the period of the contracts, which is generally twelve months. If software is subject to customer acceptance or contract terms that do not satisfy all of the above-mentioned criteria, revenue is recognized upon customer acceptance or when all revenue recognition criteria have been met. Occasionally, customer contracts contain refund or warranty clauses that could affect revenue recognition. Teknowledge evaluates these clauses carefully; however, the Company has not experienced a refund or warranty recall and the likelihood of such an event is not predictable nor is it judged material at this time.

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

        When contracts contain multiple elements, and for which vendor specific objective evidence (“VSOE”) of fair value exists for the undelivered elements, the Company recognizes revenue for the delivered elements based upon the residual method. VSOE is generally the price for products sold separately or the renewal rate for PCS. Undelivered elements consist primarily of PCS and other services such as consulting, mentoring and training. Services are generally not considered essential to the functionality of the software. For revenue related to consulting services, the Company recognizes revenue as the related services are performed. In instances where services are deemed essential to the software, both the software license fee and consulting fees are recognized using the percentage-of-completion method of contract accounting as required under SOP 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Revenue recognized under the percentage-of-completion basis requires the use of project cost estimates. Project cost estimates are revised periodically and changes affecting the amount of revenue recognized are recorded when they become known. Revenue from R&D contracts is generally recognized over applicable contractual periods as specified by each contract and as costs related to the contracts are incurred. Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If the Company made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result. The portion of fees related to either products or services rendered, which are not due under our Company’s standard payment terms are reflected in unbilled receivables.

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

Determination of Government Indirect Rate Reserves

        The Company’s revenues, costs, and earnings on government contracts are determined based on direct cost and estimated overhead “indirect” rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs typically vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made on a cumulative basis whereas the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal Government. As a result of these audits, the Company may be exposed to annual cost adjustments that are applied on a retroactive basis to the government contracts completed in prior years. These adjustments can have a negative or positive effect on the results of operations and cash reserves in the period in which the adjustment is realized. In order to address the possible exposure to rate adjustments in prior years, Teknowledge established a rate adjustment reserve for potential government cost recovery for the open and unaudited years of 2001-2004. The cumulative reserve, including earned retained fee, of $232,000, is $2,249,000 at June 30, 2006.

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

        The Company periodically evaluates its exposure from the government’s suggested cost treatment of software development costs for the unaudited years of 2001-2004, assuming all amortization costs were included in the G&A base pool. At December 31, 2004, after consulting with outside counsel, and given the relative absence of court precedent in this area, management determined there was a potential estimated cost exposure of $1,500,000 in addition to the $835,000 already reserved for in the forth quarter of 2004, as a result potential negative outcomes from the aforementioned issues. This $2,335,000 reserve has since been reduced by approximately $115,000 due to changes in estimated reserve coverage and was also offset by $29,000 in on going unbilled retained fee adjustments not cleared for final billing until final indirect rates are submitted to the government. The Company believes that a considerably lower amount is entirely possible and it plans to negotiate with the government for the most favorable result. In the third quarter of 2005, the Company requested from the government that an Alternative Dispute Resolution (“ADR”) procedure be established to evaluate the outstanding issues and to accelerate the review process. The government responded with a combination of two notices, one dated December 6, 2005 and the other January 19, 2006 indicating that Teknowledge should pay the outstanding balance on the $810,000 referenced above as part of the 2001 audit results. The Company continues to discuss alternative solutions with the government, including ADR, a long-term payment schedule, and a beneficial software licensing agreement; however, it is impossible to determine at this time the ultimate outcome of negotiations and the legal alternatives under consideration. The Company has a reserve of $2,249,000 to offset a potential negative outcome for the open years of 2001-2004. The Company believes that this reserve is prudent; however, it disagrees with several of the government’s positions, and the final outcome may be more or less than this amount. Because this matter is based on the specific treatment of generally allowable costs, no penalties or interest charges are anticipated.

Recent Accounting Pronouncements

        In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact, if any, of adopting FIN 48 on our financial statements.

Risks That May Affect Future Results of Operations and/or Stock Price

Current cash flow may be insufficient to support current and future operations

        To support current and future operations, the Company is dependent upon revenues, credit facilities and its ability to obtain financing. Revenues increased by 60 percent in the second quarter of 2006 to $1,541,000, compared to $963,000 in the second quarter of 2005. The ability of the Company to grow its revenues will depend on the Company’s success in winning new government R&D contracts, selling commercial services and maintenance support to existing and new customers. As of June 30, 2006, Teknowledge had $1,273,000 in cash and cash equivalents, an increase of $1,183,000 over the comparable period in 2005. The increase in net cash at June 30, 2006 is attributed principally to the sale of the TekPortal software asset to Intuit Inc. in August 2005. The Company used net cash of $893,000 from its operating activities for the six months ended June 30, 2006, compared to $530,000 generated in the comparable period in 2005. The Company used $3,000 from investing activities in six months of 2006 compared to $411,000 used in the same period of 2005. In the first six months of 2006, financing activities used $0 compared to $189,000 provided by the comparable period of 2005. Teknowledge is in the process of establishing a new credit line with a bank. The Company’s available cash and anticipated credit facilities may not be adequate to sustain the business over the next 9 months. Future growth is likely to be dependent on the Company’s success at improving revenues and cash flow.

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

The Company considered these matters in connection with the quarterly closing process and the preparation of the June 30, 2006 consolidated financial statements included in this Form 10-QSB and determined that no prior period financial statements were materially affected by such matters. In response to the observations made by BPM, in 2006 the Company will implement certain enhancements to its internal controls, accounting staff and procedures, which it believes address the matters raised by Burr, Pilger & Mayer LLP.

        (b) Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        On June 29, 2006, Teknowledge received an invoice from a Contractor in the amount of $252,265.00. Teknowledge has contested this invoice. The invoice was submitted under a consulting services agreement and related software maintenance services agreement. The invoice was submitted for alleged under-billing by the Contractor for the period February 4, 2003 to June 16, 2006. The probability that this potential claim will be pursued and will result in an outcome unfavorable to the Company is difficult to assess at this stage, but is greater than remote and less than probable.

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

        The Company may be subject to legal proceedings and claims, either asserted or unasserted, which arise in the ordinary course of business. While the outcome of these claims cannot be predicted with certainty, management does not believe that the outcome of any of these legal matters will have a material adverse effect on the Company’s consolidated results of operations or consolidated financial position.

Item 6. Exhibits

(a)     Exhibits:

        Set forth below is a list of all exhibits filed herewith or incorporated by reference as part of this Quarterly Report on Form 10–QSB.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002, dated August 18, 2006.

31.2	Certification of Principal Financial Officer pursuant to rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002, dated August 18, 2006.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 18, 2006.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 18, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Teknowledge Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Neil Jacobstein	Chairman of the Board of Directors,	August 18, 2006
Neil Jacobstein	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Ted Poulter	Financial Reporting Manager	August 18, 2006
Ted Poulter