Form 10QSB
period 2006-09-30
TEKNOWLEDGE CORP
filed 2006-11-20
CIK 716214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

     (Mark One)

    [X]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at November 14, 2006

Common Stock, $0.01 par value	5,735,754

TABLE OF CONTENTS

Page
No.
PART I. FINANCIAL INFORMATION

Item 1. Condensed Consolidated Financial Statements (Unaudited)

Condensed Consolidated Balance Sheets as of September 30, 2006 and December 31, 2005	3

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
for the three and nine months ended September 30, 2006 and 2005	4

Condensed Consolidated Statements of Cash Flows for nine months ended
September 30, 2006 and 2005	5

Notes to the Condensed Consolidated Financial Statements	6

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 6. Exhibits and Reports on Form 8-K	29

Signatures	30

Exhibits 31.1 and 31.2 (the 302 certifications)	31

Exhibits 32.1 and 32.2 (the 906 certifications)	33

PART I. FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements

TEKNOWLEDGE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2006	December 31, 2005
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$1,339,751	$2,168,508
Receivables:
Billed, net of allowance of $20,500 and $51,856, respectively	336,137	630,781
Unbilled and other receivables	461,712	19,743

Total receivables	797,849	650,524
Prepaids and other current assets	146,507	149,804

Total current assets	2,284,107	2,968,836
Long term government unbilled receivable	224,000	266,000
Fixed assets, at cost:
Computer and other equipment	3,276,816	3,274,176
Software	440,540	440,540
Furniture and fixtures	33,124	33,124
Leasehold improvements	6,428	6,428

Total fixed assets at cost	3,756,908	3,754,268
Less: Accumulated depreciation and amortization	(3,742,728)	(3,727,591)

Fixed assets, net	14,180	26,677

Total assets	$2,522,287	$3,261,513

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):
Current liabilities:
Accounts payable	$92,903	$299,229
Payroll and related liabilities	259,137	222,190
Government rate reserve	2,245,305	2,245,453
Other accrued liabilities	242,329	307,166

Total current liabilities	2,839,674	3,074,038
Contingencies (note 11)
Stockholders' equity (deficiency):
Preferred stock, $.01 par value, authorized 2,500,000 shares, including
Series A Convertible Preferred Stock, none issued	-	-
Common stock, $.01 par value, authorized 25,000,000 shares,
5,735,754 and 5,735,754 shares issued and outstanding	57,358	57,358
Additional paid-in capital	1,925,831	1,918,305
Accumulated deficit since January 1, 1993
(following quasi-reorganization)	(2,300,576)	(1,788,188)

Total stockholders' equity (deficiency)	(317,387)	187,475

Total liabilities and stockholders' equity (deficiency)	$2,522,287	$3,261,513

The accompanying notes are an integral part of these condensed consolidated financial statements.
(1)     The information in this column was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2005.

TEKNOWLEDGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2006*	2005	2006*	2005

Revenues:
Software services and licenses	$559,820	$665,799	$1,709,250	$3,044,933
Patent licenses	-	250,000	999,999	465,000

Total revenue	559,820	915,799	2,709,249	3,509,933

Cost of revenue:
Software services and licenses	193,290	1,014,220	758,800	2,897,301
Patent licenses	6,125	141,711	286,863	268,919

Cost of total revenue	199,415	1,155,931	1,045,663	3,166,220

Gross profit (loss)	360,405	(240,132)	1,663,586	343,713
Operating expenses:
General and administrative	362,487	493,729	1,206,822	1,406,556
Research and development	425,964	260,473	1,045,585	321,996
Stock compensation expense	2,467	8,951	12,950	15,509
Sales and marketing	3,560	12,631	12,068	93,763

Total operating expenses	794,478	775,784	2,277,425	1,837,824

Operating loss	(434,073)	(1,015,916)	(613,839)	(1,494,111)
Interest and other income (expense), net	16,399	3,757,901	51,453	3,683,805

Income before benefit for income taxes	(417,674)	2,741,985	(562,386)	2,189,694

Provision for income tax (benefit)	(50,000)	-	(50,000)	-

Net income (loss) and comprehensive income (loss)	$(367,674)	$2,741,985	$(512,386)	$2,189,694

Earnings (loss) per share:
Basic	$(0.06)	$0.48	$(0.09)	$0.38

Diluted	$(0.06)	$0.48	$(0.09)	$0.38

Shares used in computing earnings (loss) per share:
Basic	5,735,754	5,735,754	5,735,754	5,735,754

Diluted	5,735,754	5,735,754	5,735,754	5,735,754

*Post FAS 123R

                 The accompanying notes are an integral part of these condensed consolidated financial statements.

TEKNOWLEDGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net income (loss)	$(512,386)	$2,189,694
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	15,136	206,331
Amortization of warrants and options	12,950	21,935
Gain on sale of asset	-	(3,911,003)
Provision for doubtful accounts	(34,356)	6,266
Decrease (increase) in operating assets:
Receivables	(70,969)	587,389
Prepaids and other current assets	(2,127)	11,016
Increase (decrease) in operating liabilities:
Accounts payable	(206,326)	(1,161,175)
Other accrued liabilities	(28,038)	(79,800)

Net cash used in operating activities	(826,116)	(2,129,347)

Cash flows from investing activities:
Proceeds from sale of asset	-	5,950,000
Capitalization of software development costs	-	(452,169)
Purchases of fixed assets	(2,641)	-

Net cash provided by (used in) investing activities	(2,641)	5,497,831

Cash flows from financing activities:
Net repayment on line of credit	-	(864,841)

Net cash used in financing activities	-	(864,841)

Net increase (decrease) in cash and cash equivalents	(828,757)	2,503,643
Cash and cash equivalents at the beginning of period	2,168,508	161,171

Cash and cash equivalents at end of period	$1,339,751	$2,664,814

Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$54,809

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

3.     Capitalized software development costs

        Teknowledge capitalizes software development costs once technological feasibility is reached and continuing until general commercial availability of the product. During the three months ended September 30, 2006 and 2005, software development costs were capitalized. Amortization costs were $0 for the three months ended September 30, 2006 and $118,000 for the three months ended September 30, 2005. The Company’s policy is to amortize capitalized software development costs by the greater of (a) the ratio of current gross revenues for a product to anticipated gross revenues over the estimated life of that product, or (b) the straight-line method over the estimated economic life of the product, which is estimated at three years. The Company capitalizes software development costs in anticipation of future revenue principally from the sale of licenses, maintenance, and related services. As a result of the software asset sale in August 2005 (see note 9, Disposal of Capitalized Software Asset), the Company disposed of the unamortized book value of $2,012,000 of the TekPortal software asset in the third quarter of 2005. The Management evaluates the financial performance of its software at least quarterly to measure the performance against plan objectives and specific sales prospects. This is to ensure that these software development costs are being recorded at the lower of unamortized cost or net realizable value.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005

Numerator:
Net income (loss)	$(368)	$2,742	$(512)	$2,190

Denominator:
Weighted average shares outstanding - basic	5,736	5,736	5,736	5,736
Effect of dilutive potential common shares	-	-	-	-

Weighted average shares outstanding - diluted	5,736	5,736	5,736	5,736

Net income (loss) per share - basic	$(0.06)	$0.48	$(0.09)	$0.38

Net income (loss) per share - diluted	$(0.06)	$0.48	$(0.09)	$0.38

Antidilutive stock options not included in not included in
net income (loss) per share calculation	1,206	1,704	1,252	1,701

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

Prior to the Adoption of SFAS No. 123R

        Teknowledge previously accounted for stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosures, an Amendment of SFAS No. 123.” Under the intrinsic value method, Teknowledge did not recognize any compensation expense when the exercise price of stock options issued to employees and directors was equal to the fair market value of our common stock at the time the options were granted. Had compensation expense been recognized using the fair value-based method under SFAS No. 123, Teknowledge’s pro forma consolidated loss and loss per share would have been as follows (in thousands, except per share amounts):

	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005

Net Income as reported	$2,742	$2,190
Stock-based non employee compensation expense included in reported net loss	5	21
Pro forma stock compensation expense computed under the fair
value method for all awards	(33)	(71)

Pro forma net loss	$2,714	$2,140

Basic and diluted net loss per share, as reported	$0.48	$0.38

Pro forma basic and diluted net loss per share	$0.47	$0.37

Impact of the Adoption of SFAS No. 123R

        The Company elected to adopt the modified prospective application method as provided by SFAS No. 123R. The effect of recording stock-based compensation for the three and nine months ended September 30, 2006 was as follows (in thousands, except per share data):

	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006

Stock-based compensation expense by type of award:
Employee stock options	$1	$3
Non-employee options and warrants	-	10

Total stock-based compensation	1	13
Tax effect on stock-based compensation	-	-
Net effect on net loss	$1	$13

Effect on basic and diluted net loss per share	$-	$-

        The company’s unearned stock compensation balance as of December 31, 2005 was $0 and was accounted for under APB 25. The unrecorded deferred stock-based compensation balance related to stock options as of January 1, 2006 was $5,000 before estimated forfeitures and will be reclassified into additional paid-in-capital as it is expensed, as is required by the adoption of SFAS No. 123R. In the Company’s pro forma disclosures prior to the adoption of SFAS No. 123R, the Company accounted for forfeitures upon occurrence. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. Based on the Company’s historical experience of option pre-vesting cancellations, the Company has assumed an annualized forfeiture rate of 9 percent for its options. As of January 1, 2006, the Company estimated that the stock-based compensation for awards not expected to vest was approximately $400, and therefore, the unrecorded deferred stock-based compensation balance related to stock options was adjusted to approximately $4,600 after estimated forfeitures.

        During the nine months ended September 30, 2006, the Company granted 23,810 options that vested immediately, to Teknowledge’s non-employee Board of Directors as compensation for services rendered in 2005. The Company recorded estimated stock-based compensation related to stock options of $5,000.

        As of September 30, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $2,000 and will be recognized over an estimated weighted average amortization period of 0.25 years.

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

        The aggregate number of shares issued under the 1998 Plan may not exceed 2,345,101 shares of common stock and 1,171,838 shares were available for future grant as of December 31, 2005. The Board of Directors has granted options to employees that are either incentive stock options (“ISO”) or non-statutory stock options (“NSO”). For ISO, the exercise price of the common stock options may not be less than the fair market value on the date of grant. For NSO, the exercise price of the common stock may not be less than 85% of the fair market value of the common stock on the date of grant. Options that were granted in 2005 vested immediately or by December 31, 2005. For 2004 and prior, the options vest in quarterly increments starting the second year of a four-year term and expire ten years after the grant date. In the future, management will utilize cash bonuses instead of issuing options.

        The aggregate number of shares issued under the Directors’ Plan may not exceed 250,000 shares of common stock and 157,976 shares were available for future grant as of September 30, 2006. Under this plan, non-employee directors are entitled to receive annual option grants to purchase 3,000 shares of common stock on their initial election to the Board and thereafter on the anniversary date of their election to the Board. The Company, under the Directors’ Plan may grant options to purchase common stock in lieu of cash payments for directors’ fees. Options, which are granted at fair market value, are exercisable one year after the grant date and expire ten years from the grant date.

        As of September 30, 2006, the following number of shares of common stock has been reserved for future issuance under both Plans:

Teknowledge Corporation 1998 Stock Option Plan	1,171,838
2002 Stock Option Plan for Non-Employee Directors	157,976

1,329,814

        Stock activity under the Stock Option Plans was as follows (in thousands, except per share data):

	Options Available for Grant	Options Outstanding	Weighted- Average Price Per Share

Balance as of December 31, 2005	1,296	1,298	1.43
Repurchased	-	-	-
Granted	(24)	24	0.21
Exercised	-	-	-
Exercised	57	(57)	2.43

Balance as of September 30, 2006	1,329	1,265	1.36

Valuation Assumptions

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option valuation model and the straight-line attribution approach with the following weighted-average assumptions:

	Nine Months Ended September 30,

	2006	2005

Risk-free interest rate	5.0	4.0
Expected life of option	1.0 year	1.0 year
Expected dividends	0%	0%
Volatility	163%	100%

        The dividend yield of zero is based on the fact that the Company has never paid cash dividends and has no present intention to pay cash dividends. Expected volatility is based on the historical volatility of the Company’s common stock, the upward trend in volatility over the last year, the expected continuing of volatility over the period commensurate with the expected life of the options and other factors. The risk-free interest rates are taken from the Daily Federal Yield Curve Rates as of the grant dates as published by the Federal Reserve and represent the yields on actively traded treasury securities for terms equal to the expected term of the options. The expected term calculation is based on the observed historical option exercise behavior and post vesting forfeitures of options by the Company’s option holders. The weighted-average fair value of the options granted under the stock option plans was $1.36 and $1.99 per share for the nine months ended September 30, 2006 and 2005, respectively.

        The options outstanding and exercisable at September 30, 2006 were in the following price ranges:

		Options Outstanding		Options Exercisable
		Weighted	Weighted		Weighted
Range of		Average	Average		Average
Exercise		Contractual	Exercise		Exercise
Prices		Life	Price		Price
	Options	(Years)		Options

$ 0.05 - 1.00	879,493	8.7	$ 0.37	873,493	$ 0.37
1.01 - 2.00	30,166	5.4	1.45	30,166	1.45
2.01 - 3.00	123,821	3.3	2.18	122,696	2.17
3.01 - 4.00	74,807	3.0	3.67	74,440	3.67
4.01 - 5.00	136,000	3.8	4.85	136,000	4.85
5.01 - 12.00	21,000	2.7	6.96	21,000	6.96

$ 0.05 - 8.15	1,265,287	7.1	$ 1.36	1,257,795	$ 1.36

6.    Revenue Recognition

        The Company derives revenue from research and development contracts with the U.S. Government and from sales of software products and services from its Financial Solutions segment. Revenue is also generated from the Patent and Technology Licensing segment.

(a) Contract Revenue

        The Company principally uses the percentage-of-completion method of accounting for contract revenues for both government and commercial projects. The percentage-of-completion method is based on total costs incurred to date compared with estimated total costs upon completion of contracts. The Company charges all losses on contracts to operations in the period when the loss is known. For contracts that do not meet the criteria for the percentage-of-completion method, the Company recognizes contract revenue on a completed contract basis. Fifteen percent of the fee for government contracts is retained and may be billed after the final indirect rates are submitted to the government. The final indirect rates are not submitted to the government until they have been reviewed and approved by the Defense Contract Audit Agency (“DCAA”). Revenue on the retained fee is recognized as earned but not billed until the final indirect rates have been approved by the DCAA. As of September 30, 2006, the Company calculated that it had approximately $224,000 of unbilled retained fees on its completed government contracts that it believes will be collected in future periods. The Company has not received final overhead rate approval from government agencies for costs incurred during the fiscal years 2001 through 2004. Accordingly, the Company has recorded a rate adjustment reserve of $2,245,305 related to potential adjustments to the Company’s indirect overhead rates.

(b) Software License and Services

        The Company derives software product revenue as follows: (i) sale of software licenses to end users, and (ii) services which include consulting, training, and post-contract customer support (“PCS”). This policy establishes the standards for ensuring that the Company recognizes revenue consistently, and in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition with Respect to Certain Transactions.”

        Under SOP 97-2, the Company records revenue from licensing of software products to end-users when both parties sign a license agreement, the fee is fixed or determinable, collection is reasonably assured and delivery of the product has occurred. When the agreements include PCS, these amounts are recognized ratably over the period of the contracts, which is generally twelve months.

        Generally, the Company provides payment terms that range from thirty to ninety days from the invoice date, although payment terms could be extended to nine months under special circumstances. Accordingly, payment terms that exceed six months are not considered fixed or determinable and revenue is recognized as payments become due.

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

7.     Segment Reporting

        The Company operates three reporting segments, Financial Solutions, Government Contract R&D, and Patents and Technology Licensing. In 2005, Patents and Technology Licensing has become significant enough to merit its own separate reporting segment. The Government Contract R&D segment includes research and development work in the following technical areas: computer software security, web-based training systems, distributed systems and knowledge systems. Technical personnel in the Government Contract R&D segment are sponsored by the government, and are organized into groups that support specific technical contracts and projects.  Financial Solutions segment is now developing new software and a team to provide storage hardware and software integration services to financial and other institutions. This may also provide opportunities for selling innovative software developed in Teknowledge’s Government Contract R&D segment. Patents and Technology Licensing segment is currently attempting to negotiate licensing arrangements with third parties it believes infringe on its intellectual property rights. However, if the Company is unable to negotiate appropriate licensing arrangements it will continue to pursue legal action.

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

        Financial information about segments (in thousands):

        Financial information about segments (in thousands):

	Financial Solutions	Government Contract R&D	Patents & Technology Licensing	Total
Three months ended September 30, 2006:
Revenues	$260	$300	$-	$560
Cost of revenues	135	58	6	199

Gross profit	$125	$242	$(6)	$361

Three months ended September 30, 2005:
Revenues	$534	$132	$250	$916
Cost of revenues	934	80	142	1,156

Gross profit (loss)	$(400)	$52	$108	$(240)

        Revenues from customers in the United States represented approximately 89 percent and 91 percent for the three months ended September 30, 2006 and 2005, respectively. During the three months ended September 30, 2005, approximately 53 percent of total revenue was attributed to one agency of the Federal government. One commercial customer had greater than 10 percent of total revenues.

	Financial Solutions	Government Contract R&D	Patents & Technology Licensing	Total
Nine months ended September 30, 2006:
Revenues	$820	$889	$1,000	$2,709
Cost of revenues	461	298	287	1,046

Gross profit	$359	$591	$713	$1,663

Nine months ended September 30, 2005:
Revenues	$1,732	$1,312	$465	$3,509
Cost of revenues	2,100	797	269	3,166

Gross profit	$(368)	$515	$196	$343

        Revenues from customers in the United States represented approximately 93 percent and 91 percent for the nine months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006, approximately 25 percent of the total revenue was attributed to one agency of the Federal government and 37 percent of total revenue was attributed to one Patent & Technology Licensing customer.

8.      Disposal of Capitalized Software Asset

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

9.     Going Concern

        The Company had a working capital deficiency for the period ended September 30, 2006 and has an accumulated stockholders’ deficiency of $(317,387) as of September 30, 2006. The Company has a net loss of $512,386 for the nine months ended September 30, 2006. On June 28, 2006, Teknowledge sold a $999,999 patent license, which covers all current patents. The cash infusion from this patent sale improved Teknowledge’s cash reserves. However, the Company currently believes that if its past negative cash flows from operations continue, it would require additional financing facilities. The Company is pursuing intellectual property settlements with several parties. The Company believes that working capital at September 30, 2006 may be insufficient to meet its business objectives. Teknowledge’s cash reserves could be exhausted in nine months after the filing of this 10-QSB. If the Company is not able to obtain financing, sell large technology licenses, or win significant patent settlements, it would most likely have insufficient cash to meet its ongoing operating obligations as they come due in the ordinary course of business. As a result, it may be required to seek protection under applicable bankruptcy laws. These factors among others raise substantial doubt about the Company’s ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from this uncertainty.

10.    Contingencies

        On October 6, 2006, Teknowledge was served with a lawsuit from Large Systems Specialists, Inc., a contractor of Teknowledge. The lawsuit claims breach of contract and requests damages in the amount of $343,583. The lawsuit is a result of Teknowledge contesting an invoice submitted on June 29, 2006 in the amount of $252,265. The invoice was submitted under a consulting services agreement and related software maintenance services agreement, and was submitted for alleged under-billing by Large Systems Specialists, Inc for the period February 4, 2003 to June 16, 2006. The Company believes this lawsuit is without merit and intends to vigorously defend itself.

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

11.   Recent Accounting Pronouncements

        In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact, if any, of adopting FIN 48 on our financial statements.

        In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.

        In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) 157, “Fair Value Measurements.” SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP) and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. The Company is currently evaluating the effect that the adoption of SFAS 157 will have on its financial position and results of operations.

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

        Teknowledge plans to return to profitability by decreasing expenses and increasing revenues. We have already taken the steps to decrease significantly our labor, rent, medical, and legal expenses. We are servicing our remaining TekPortal maintenance customers, although we expect many of these customers to continue to transition to Intuit’s new version of the software. We have new practices in place that are designed to increase revenue, increase engineering skills, and reduce our downside risk on new services contracts.

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

        Teknowledge selected the storage arena for our next commercial thrust for three reasons: 1) it is growing rapidly in demand for both hardware and software solutions, 2) it matches our core competencies in knowledge management, and 3) it is ripe for innovative knowledge-based software solutions. There has been an explosion recently in the storage of digital media such as MP3 music files, digital video on the web, social text, and Sarbanes Oxley driven long-term storage of all corporate documents. Rather than accept the long lead times for bootstrapping new software solutions, we have adopted a tiered revenue strategy that includes selling 3rd party software and hardware solutions, delivering services to support these storage solutions, and developing new software that can add value to storage operations. We are still early in the storage sales cycle, but the prospects for growing this new part of the business are promising. We have recently put in place value added reseller “VAR” agreements with Pillar Data Systems and Texas Memory Systems, as part of the plan to deliver hardware and software storage solutions along with Teknowledge’s own value added software.

        Teknowledge is the right company to implement this plan. For a quarter century, we have been continuously improving our ability to deliver knowledge-based software and services solutions. We already have most of the software pieces in place, either through contract work we have already done, or through third party license arrangements. We plan to reverse the traditional software development allocation of resources, and spend the majority of our attention working with customers to make their user experience rewarding, rather than building software and hoping that customers will find it and like it. Teknowledge has been working with Grid and web services for almost a decade, and has next generation wrapping, alerts, ontology, and security related software. Teknowledge has a pioneering patent on distributed information logistics, which is about getting the right information to the right people at the right time. We believe that Teknowledge can do better than just deliver data. We can use our knowledge based inference services to make informed judgments about the meaning and significance of critical pieces of information. Our intent is to combine our software with third party hardware and software to provide compelling value to customers. Teknowledge plans to continuously improve its ability to deliver software and hardware integration services.

        The Company experienced a decrease in revenue in the third quarter and had a loss of $367,674. Government Contract R&D revenue decreased by $8,967 from Q2. We are working on several new prospects that may result in additional research and development revenues. The Company decreased its expenses by $281,027 between Q3 and Q2 2006 primarily due to Q2‘s increased legal costs associated with the $999,999 patent sale.

        The Company believes that working capital at September 30, 2006 may be insufficient to meet its business objectives. Teknowledge’s cash reserves could be exhausted in nine months after the filing of this 10-QSB. If the Company is not able to obtain financing or win significant patent settlements or technology licenses, it would most likely have insufficient cash to meet its ongoing operating obligations as they come due in the ordinary course of business. As a result, it may be required to seek protection under applicable bankruptcy laws. As a result of these factors, our auditors report on our financial statements for the 2005 fiscal year contained an emphasis paragraph regarding uncertainties relating to our ability to continue as a going concern. These matters, and opportunities for resolving them, are discussed further in “Opportunities to Improve Our Cash Position” section of this report.

Government Contract R&D

        Teknowledge’s Government Contract R&D segment works in cutting edge research areas that we believe have significant application potential. The techniques for managing knowledge systematically have progressed significantly in the past two decades, but we have a long way to go to unlock the business potential of systems that encode and process knowledge. The World Wide Web provides a high-powered distribution mechanism for these technologies, and much of the work Teknowledge does is focused on leveraging web-based opportunities. However, knowledge is still managed haphazardly in most large organizations, with rapid change and turnover taking a major toll on productivity. Today, computers mostly respond to us by executing our commands, rather than act as interactive colleagues or associates that model who we are, the application domains that we work in, and the tasks that we perform. Teknowledge has been developing systems that address some of these features in web-based tutoring and semantic search application domains. We believe this remains a fruitful research area, and a substantial long-term opportunity for our business.

        Teknowledge has successfully completed a Phase I DARPA Small Business Innovation Research (“SBIR”) contract it won in 2004 to develop a prototype of a deductive spreadsheet that adds symbolic or concept processing to commercial spreadsheets like Microsoft Excel®. We believe this is an exciting proposition in a society where many people are uncomfortable with mathematical thinking or combining equations with qualitative reasoning. Teknowledge’s prototype spreadsheet is able to solve problems with nonmathematical concepts that embody nouns, verbs, plans and constraints. This is potentially a big opportunity with significant application specializations and extensions. Teknowledge has already built a demonstration system, and started a $699,860 Phase II contract in the second quarter of 2006. There are opportunities to commercialize this technology as a plug-in application to Excel, or as a web enabled service. Consistent with our evolving business model for leveraging selectively the software developed under research and development contracts, we would also seek to license the technology to one or more large companies that have significant sales pull, customer base, and marketing muscle.

        Some of Teknowledge’s software development is supported by competitive contracts from the most sophisticated research and development sponsors in the world. In 2006 the government exercised a $750K option on a Northrop Grumman subcontract with Teknowledge. Teknowledge continues to strengthen its model-based software capabilities, which can be used to design and configure software components to support target models of configurable products such as software radios and component software systems. The Company has developed a Standard Upper Ontology and a Middle Ontology. These are ways of expressing knowledge formally that can be specialized for sophisticated semantic search solutions on the web, as well as computer based problem solving and training solutions. The Company has completed prototype training software functionality that includes probabilistic Bayesian belief networks for modeling students or game users based on an analysis of their interactions with the computer. These and other research and development derived software capabilities put Teknowledge in a position to utilize next-generation functionality as infrastructure for government contracts, as well as potential commercial products, licenses, and applications.

        Teknowledge continues to improve its software wrappers, which have many security applications in protecting computers from new worms and viruses that may not have a known signature in an antivirus database. Teknowledge is engaged in the second phase of a pilot test of its safe software wrappers at a customer site. Safe software wrappers encapsulate software modules, monitor their outputs, provide reporting, and control over interfaces to other system resources. This software is more than a prototype and less mature than a product. It has many potential applications, including the ability to protect a network of corporate computers. This system can monitor critical resources, identify potentially harmful instructions, and lock down selectively the access to critical resources. Teknowledge developed this capability several years ago, and has been steadily improving it in new applications. If the pilot test goes well, we anticipate receiving additional contracts to deliver this system to the government, and potentially to large institutions in the commercial sector. This system could be used specifically to wrap email clients such as Microsoft Outlook® and prevent attached viruses and worms from executing malicious instructions on the client machine.

        Teknowledge has retained the right to license TekPortal software in intelligence, military, and homeland security application domains. There are obvious and important applications of this software to for external threats via checking the financial records of terror suspects as they interface with rental car agencies, hotels, and other services. The software also has defense and intelligence applications for detecting “insider threats” by routinely aggregating the financial records of cleared security personnel. One commercial customer sponsored a project in 2005 to use TekPortal software to aggregate images from multiple photo web sites. This application also has significance for aggregating images of potential terrorists and making them available to one or more agency web sites, with a variety of processing tools and permissions. The Company continues to explore potential opportunities to leverage TekPortal in government contract work that aggregates financial and other information for carefully selected defense, intelligence or homeland security applications.

        Teknowledge generated $300,268 in Government Contract R&D revenue in the third quarter of 2006, compared to $132,034 in the third quarter of 2005. Teknowledge has submitted several new contract proposals to the government, which may or may not result in new awards. There are some signs of long-term improvement in new software R&D opportunities going forward, including interest in semantic web systems that utilize artificial intelligence techniques, advanced cyber security applications that leverage our software wrapper technology, and software systems that learn. In addition, we have launched a multi-year federal systems strategy to expand beyond contract R&D into integrating application solutions that can be fielded. The contract opportunities are much larger for integrated application solutions. In addition, the product potential is greater utilizing proven contract deliverables for fielded applications. There are far more government customers available for solution-oriented application integration than for R&D. The rewards may be greater in the applications solutions market, but it could take most of 2006 to win new government application integration contract awards, and awards take months to turn into funded contracts. In addition, our small size and prior adverse financial position may limit our ability to qualify for large prime contracts. In spite of this, we will continue to propose on both prime and subcontract opportunities, and to deliver on R&D. While there may be a temporary decrease in government revenues, we believe that by writing competitive proposals for larger deployment programs, over time Teknowledge’s government sponsored applications development contracts business may grow into a substantial revenue and technology generating business.

Financial Solutions

        Financial Solutions revenues for the third quarter of 2006 were down from the previous year, as expected after the sale of TekPortal to Intuit Inc. We are working with Intuit personnel, to continue to provide maintenance services for our remaining banking customers. Many customers have transitioned to Intuit’s new versions of the software and we expect others to follow. However, we believe that we have excellent integration services capabilities, and strong customer references. We are planning to build out and train a team to provide new integration services and VAR storage solutions to financial and other institutions. Teknowledge is planning to offer its own next-generation data management software in its new integration solutions.

Patents and Technology Licensing

        During the third quarter of 2006, Teknowledge continued to demonstrate the value of its patent portfolio by collecting a $999,999 license fee to the Company’s patents that was sold in the previous quarter. This compared to $250,000 for patent licensing during the third quarter of 2005. Management believes that this sale corrects and improves the prior years low settlement numbers, which were necessitated by Teknowledge’s former cash position. The results speak to real value in the #6,029,175 (‘175) patent. Our patent lawsuits against Inktomi, Akamai, and Cable & Wireless were related to the information caching claims in the ‘175 patent titled: “Automatic Detection of Changed Files By A Network Software Agent.” This patent also includes claims in the area of information alerts. Teknowledge sued Microsoft, Yahoo, and AOL/Time Warner for infringing on the alerts related claims in the ‘175 patent. Teknowledge has since settled all of its extant patent lawsuits. The Microsoft case was settled in the third quarter of 2005 (see Legal Proceedings: Part II of this report on Form 10-QSB).

        Management believes that the Company’s patents are valid and have significant value. The Company believes that there are a large number of other potential infringers of the ‘175 patent. Teknowledge also has one patent pending related to its safe software wrappers. If granted, this could prove to be a valuable addition to Teknowledge’s patent portfolio. These opportunities are some of the reasons why we created a separate reporting segment for patents and technology licenses. We have taken most of the downside cost risk out of the current lawsuits by engaging the law firm of Goldstein and Faucett on a contingency fee basis. There is the risk that any patent will be invalidated and/or that legal proceedings will determine that no infringement is present for the alleged infringers. However, the fact that so many substantial companies have reviewed our ‘175 patent and each has chosen to provide settlements at a time when the Company was under considerable financial stress, is an indicator of the strength of this patent. Teknowledge is now in a stronger financial position after the $7 million transaction with Intuit, and we intend to pursue infringers with renewed vigor.

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

        Teknowledge celebrated its twenty fifth anniversary on July 8, 2006. We noted a classical diffusion of innovations time lag of 25 years from first laboratory demonstration of a new technology until it becomes mainstream and profitable. For example, the Internet started in 1968 and was commercialized around 1993. In spite of the many ups and downs over the past 25 years, many of us believe that AI technologies and Teknowledge may now be entering a period of immense opportunity. Teknowledge plans to survive and thrive long enough to harvest our significant potential upside. Capturing opportunity in a competitive global marketplace is never easy. This race will be a marathon, not a sprint. We are passionate about our work, and committed to delivering Teknowledge’s business value to our customers and stakeholders.

Results of Operations

Three months ended September 30, 2006 and 2005

Revenues

        Revenues for the three months ended September 30, 2006 were $559,820, compared to $915,799 for the three months ended September 30, 2005. Overall revenues decreased 39% largely due to the sale of and loss of revenue from TekPortal. The Company has experienced an increase in revenue from products and services performed by the government segment and a decrease in revenue from the commercial segments in 2006 compared to the third quarter of 2005. Revenues from the commercial segments accounted for 46 percent of total revenues compared to 86 percent for the comparable period in 2005. Revenue from Government Contract R&D was 54 percent of total revenue in the three months ended September 30, 2006, compared to 14 percent in the third quarter of 2005. Revenue from Patent and Technology Licensing was 0 percent in the third quarter of 2006 and 27 percent of the third quarter of 2005‘s revenue.

        The increase in government revenue of $168,233 is attributed to an increase in government contracts from the comparable period, coupled with the completion of a number of government contracts earlier in 2005. The Company is seeking new government contracts to replace the government contracts that ended in 2005 and has submitted proposals to the government that are currently under consideration.

        Government Contract R&D revenue for the three months ended September 30, 2006 was $300,268, a 127 percent increase in revenue from $132,034 in the comparable quarter in 2005. Government contract R&D work is challenging for several reasons. First, much of the post 9-11 increase in defense spending was focused on supporting war efforts directly, rather than on software R&D. Second, a higher percentage of the budget of some of our key government sponsors has focused on funding a few large teams with total solution packages, and competition for these contracts has increased. In order to be more competitive, Teknowledge’s role has sometimes shifted from contractor to subcontractor; further reducing revenue production. Third, the component solution contract dollars available have often been awarded in smaller increments through the Small Business Innovation Research programs. The future demand for government-sponsored contract R&D services will depend on a number of factors, including the quantity of competitive contract awards and sponsor priorities. In 2006, 51 percent of total revenues for the three months ended September 30, 2006 were from the Department of the Air Force (mostly DARPA), compared to 9 percent for the third quarter of in 2005.

        Financial Solutions revenue for the three months ended September 30, 2006 was $259,552 representing a 51 percent or $274,212 decrease in revenues from the comparable quarter in 2005. This was expected, following the sale of the TekPortal asset to Intuit. Financial Solutions revenues from license sales to customers were $0, compared to $10,270 in the third quarter of 2005.

        In addition to product license and service opportunities, the Company is actively pursuing patent and technology licensing agreements with large companies that may be infringing on the Company’s patents. During the third quarter of 2006, the Company recorded $0 of revenue from intellectual property licensing activity as compared to $250,000 in the comparable quarter in 2005. Since January 1, 2004, the Company has recorded $2,465,000 of revenues from IP settlements. [See Item 1. of Part II Legal Proceedings.]

        Revenues from the government segment exceeded the revenue from Financial Solutions and Patent and Technology Licensing combined in the third quarter of 2006. The Company anticipates that during the fiscal year 2006 the segment with the most revenue may fluctuate from quarter to quarter, depending on the specifics of business opportunities, contract wins, market cycles, and intellectual property settlements or rulings.

Costs and Expenses

        Cost of revenues was $199,415 for the three months ended September 30, 2006, compared to $1,155,931 for the three months ended September 30, 2005. Cost of revenues were 36 percent of total revenues for the three months ended September 30, 2006, compared to 126 percent for the three months ended September 30, 2005. In the third quarter of 2006, the Company spent $175,050 less on labor and labor related costs and $29,125 less on outside support costs on contracts, compared to the same period last year. The Company plans to contain its spending until it can improve its overall backlog.

        General and administrative (“G&A”) costs, inclusive of stock compensation costs, were $364,954 for the three months ended September 30, 2006, compared to $502,680 for the three months ended September 30, 2005. Total G&A expenses decreased about 27 percent over the three months ending September 30, 2005 or $137,727. This decrease in G&A costs is primarily the result of a reduction in legal costs. G&A expenses for the three months ended September 30, 2006, were 65 percent of total revenue compared to 55 percent of total revenue for the three months ended September 30, 2005. Due to a change in the product mix between government and commercial contracts, a greater proportion of G&A expense was absorbed by the Government contracts. Because of flexible overhead rate application in the government cost structure, government contracts are able to absorb a proportionate share of G&A expenses; however, commercial contracts are not as flexible in their pricing structure, therefore leaving them less able to absorb an increase in the G&A allocation. As revenue increases, the Company anticipates that general and administrative expenses will decline as a percentage of total revenue.

        Direct sales and marketing expenses were $3,560 for the three months ended September 30, 2006, compared to $12,631 for the three months ended September 30, 2005. Direct sales and marketing costs were zero percent of total revenues in the third quarter of 2006 versus 1 percent in the comparable period of 2005. In addition to direct costs, substantial amounts of executive and program manager time as well as travel and other expenses were directed towards sales and marketing activities. These costs are accounted for on the Company’s books as G&A. The Company’s sales and marketing efforts for products typically include applications engineering and technical support, direct sales efforts, as well as trade shows, demonstrations, and other traditional marketing activities. Teknowledge is now developing new software and a team to provide hardware and software integration services to financial and other institutions. Sales and marketing expenses are expected to grow in proportion to the growth in commercial revenues in the future.

        The Company-sponsored internal R&D expenses for new software product prototypes were $425,964 for the three months ended September 30, 2006, compared to $260,473 for the three months ended September 30, 2005. R&D expenses for the three months ended September 30, 2006 and 2005 were 76 percent and 28 percent of total revenue, respectively. This represents a significant increase in investment in the Company’s future product line. Typically, a portion of the Company’s long-term R&D expenditures are funded externally through government projects (and recorded as cost of revenues), which are expected to provide new technology and intellectual property. Teknowledge retains intellectual property rights on its contract R&D work.

Non-operating Income and Expenses

        Interest and other income (expense) was $16,399 for the three months ended September 30, 2006, compared to $3,757,901 for the three months ended September 30, 2005, following the sale of TekPortal to Intuit. Interest expense for the three months ended September 30, 2006 was $0 compared to $11,885 for the comparable quarter in 2005. The Company paid off its line of credit on August 22, 2005. The Company had $0 outstanding debt on both September 30, 2006 and September 30, 2005.

        The effective tax rate was zero percent for both the three months ended September 30, 2006 and 2005, respectively. An effective tax rate of zero percent for the current quarter is the result of the Company’s net operating loss carry forward and valuation allowance against the deferred tax assets.

Nine months ended September 30, 2006 and 2005

Revenues

        Revenues for the nine months ended September 30, 2006 were $2,709,249, compared to $3,509,933 for the nine months ended September 30, 2005. Overall revenues decreased 23 percent largely on a decline in revenue from Financial Solutions customers, as expected. Revenues from Financial Solutions accounted for 30 percent of total revenues compared to 49 percent for the comparable period in 2005. Revenue from Government Contract R&D was 33 percent of total revenue in the nine months ended September 30, 2006, compared to 37 percent in the nine months ended September 30, 2005. Revenue from Patent and Technology Licensing was 37 percent in the nine months ended September 30, 2006 and 13 percent of the nine months ended September 30, 2005.

        The Company did not replace all of the government contracts that were completed during the 2005 year, largely because of changing government priorities and vigorous competition. The decrease in government revenue of $423,033 is attributed to a decline in government contracts compared to the comparable period in 2005. The Company is seeking new government contracts to replace the government contracts that ended in 2005 and has submitted proposals to the government that are currently under consideration.

        Government Contract R&D revenue for the nine months ended September 30, 2006 was $889,467, a 32 percent decrease in revenue from $1,312,500 in the comparable period in 2005. Some of Teknowledge’s contracts ended in 2005 and were not immediately replaced with new contracts. Replacing these large contracts was difficult for several reasons. First, much of the post 9-11 increase in defense spending was focused on supporting war efforts directly, rather than on software R&D. Second, a higher percentage of the budget of some of our key government sponsors has focused on funding a few large teams with total solution packages, and competition for these contracts has increased. In order to be more competitive, Teknowledge’s role has sometimes shifted from contractor to subcontractor; further reducing revenue production. Third, the component solution contract dollars available have often been awarded in smaller increments through the Small Business Innovation Research programs. The future demand for government-sponsored contract R&D services will depend on a number of factors, including the quantity of competitive contract awards and sponsor priorities. In 2006, 29 percent of total revenues for the nine months ended September 30, 2006 were from the Department of the Air Force, compared to 31 percent for the nine months ended September 30, 2005.

        Financial Solutions revenue for the nine months ended September 30, 2006 was $819,783, representing a 53 percent or $912,650 decrease in revenues from the comparable quarter in 2005, as expected following the sale of the TekPortal asset. Financial Solutions revenues from license sales to customers were $13,615, compared to $110,150 in the nine months ended September 30, 2005.

        In addition to product license and service opportunities, the Company is actively pursuing patent and technology licensing agreements with large companies that may be infringing on the Company’s patents. During the nine months ending September 30, 2006, the Company recorded $1,000,000 of revenue from intellectual property licensing activity as compared to $465,000 in the comparable period in 2006.

        Revenues from the Financial Solutions and Patent and Licensing combined segments exceeded the revenue from the government segment in the nine months ended September 30, 2006. The Company anticipates that during the fiscal year 2006 the segment with the most revenue may fluctuate from quarter to quarter, depending on the specifics of business opportunities, contract wins, market cycles, and intellectual property settlements or rulings.

Costs and Expenses

        Cost of revenues was $1,045,663 for the nine months ended September 30, 2006, compared to $3,166,220 for the nine months ended September 30, 2005. Cost of revenues were 39 percent of total revenues for the nine months ended September 30, 2006, compared to 90 percent for the nine months ended September 30, 2005. In the nine months ended September 30, 2006, the Company spent $615,864 less on labor and labor related costs and $409,943 less on outside support costs on contracts. The Company plans to contain its spending until it can improve its overall backlog. At September 30, 2006, the Company reported $0 of amortized software development costs for TekPortal, because of the sale of the TekPortal product in August 2005 (See note #9 “Disposal of Capitalized Software Asset” in sections I).

        General and administrative (“G&A”) costs, inclusive of stock compensation costs, were $1,219,772 for the nine months ended September 30, 2006, compared to $1,422,064 for the nine months ended September 30, 2005. Total G&A expenses decreased about 14 percent over the nine months ending September 30, 2005 or $202,292. This decrease in G&A costs is primarily the result of a reduction in legal and bad debt expenses. G&A expenses for the nine months ended September 30, 2006, were 45 percent of total revenue compared to 52 percent of total revenue for the nine months ended September 30, 2005. Due to a change in the product mix between government and commercial contracts, less G&A expense was absorbed by the Government contracts. Because of flexible overhead rate application in the government cost structure, government contracts are able to absorb a proportionate share of G&A expenses; however, commercial contracts are not as flexible in their pricing structure, therefore leaving them less able to absorb an increase in the G&A allocation. As revenue increases, the Company anticipates that general and administrative expenses will decline as a percentage of total revenue.

        Sales and marketing expenses were $12,068 for the nine months ended September 30, 2006, compared to $93,763 for the nine months ended September 30, 2005. Direct sales and marketing costs were zero percent of total revenues in the nine months ended September 30, 2006 versus 3 percent in the comparable period of 2005. In addition to direct costs, substantial amounts of executive and program manager time as well as travel and other expenses were directed towards sales and marketing activities. These costs are accounted for on the Company’s books as G&A. The Company’s sales and marketing efforts typically include applications engineering and technical support, direct sales efforts, as well as trade shows, demonstrations, and other traditional marketing activities. Teknowledge is now developing new software and a team to provide hardware and software integration services to financial and other institutions. Sales and marketing expenses are expected to grow in proportion to the growth in commercial revenues in the future.

        The Company-sponsored internal R&D expenses for new software product prototypes were $1,045,585 for the nine months ended September 30, 2006, compared to $321,996 for the nine months ended September 30, 2005. This represents a significant Company investment in R&D for new product development. Following the sale of TekPortal, Teknowledge invested $0 in internal development of TekPortal software during the nine months ended September 30, 2006, compared to $452,169 that was capitalized in the nine months ended September 30, 2005,. Expenses for new product R&D during the nine months ended September 30, 2006 and 2005 were 39 percent and 9 percent of total revenue, respectively. A portion of the Company’s long-term R&D expenditures are funded externally through government projects (and recorded as cost of revenues), which are expected to provide new technology and intellectual property. Teknowledge retains intellectual property rights on its contract R&D work.

Non-operating Income and Expenses

        Interest and other income (expense) was $51,453 for the nine months ended September 30, 2006, compared to 3,683,805 for the nine months ended September 30, 2005. Interest expense for the nine months ended September 30, 2006 was $0 compared to $54,809 for the comparable quarter in 2005. The Company paid off its line of credit on August 22, 2005. The Company had $0 outstanding debt on September 30, 2006 compared to $0 at September 30, 2005.

        The effective tax rate was zero percent for both the nine months ended September 30, 2006 and 2005, respectively. An effective tax rate of zero percent for the nine months ended September 30, 2006 is the result of the Company’s net operating loss carry forward and valuation allowance against the deferred tax assets.

Bookings and Backlog

        At September 30, 2006, the expected order backlog was approximately $876,000, which consisted of new orders for which work has not yet begun and revenue remaining to be recognized on work in progress. Of the September 30, 2006 backlog, 66 percent is from Government Contract R&D customers, while 34 percent is from Financial Solutions customers. The Financial Solutions segment contributed 30 percent of revenue during the nine-month period ended September 30, 2006. The Financial Solutions percentage contribution to backlog is lower than from government customers because commercial contracts are typically less than nine months in duration. Approximately 67 percent of the backlog consists of government-sponsored programs that were awarded but not yet authorized for funding at September 30, 2006. The government normally funds a contract in incremental amounts for the tasks that are currently in production. During the third quarter, the Company received additional funding on one government contract. If additional follow on funding is not received in a timely manner, the Company may experience an interruption in its planned billing and cash collections during the hiatus period between funding increments. Excluding expected new work, the Company expects 43 percent of the current backlog to be fulfilled during 2006.

Liquidity and Capital Resources

        As of September 30, 2006, Teknowledge had $1,339,751 in cash and cash equivalents, a decrease of $828,757 or 38 percent over the comparable cash and cash equivalents at December 31, 2005 of $2,168,508. The Company used net cash of $826,116 for its operating activities for the nine months ended September 30, 2006, compared to a decrease of $2,129,347 in the same period for 2005. The Company also invested $2,641 for the purchase of long term assets in nine months of 2006 compared to proceeds from investing activities of $5,525,307 in 2005 for the same period. For the nine months ended September 30, 2006, financing activities used $0 compared to $864,841 in the same period of 2005.

        Teknowledge’s traditional sources of cash are revenues from continuing government and commercial services operations, intellectual property and patent licensing, and credit facilities to stimulate future growth; however, there can be no assurance that the Company will be able to locate and obtain additional financing acceptable to the Company or at all. Based on its current cash position, available credit, and projected cash flows from operations, management believes the Company will not have sufficient funds to support operations for the next nine-month period unless it can secure additional funding, supplemental financing, or sell a large technology or patent license.

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

        The Company completed V3.2 of TekPortal in the second quarter of 2005 and it was released to customers. Capitalized costs include direct and indirect labor costs and applicable overhead, but exclude G&A costs. The Company regularly examines its procedures for accumulating economic life of the product, which is estimated at three years. Capitalized software development costs are reviewed and evaluated periodically to determine recoverability. Should the Company determine that all or part of its capitalized software development costs are not recoverable, an adjustment to the capitalized software costs would be charged to income in the period such determination is made. Management evaluated the performance of its TekPortal product through December 31, 2004, and determined that an adjustment to the net realizable value of the development asset was required because the licenses, maintenance, and related services revenues, net of future costs of completing and disposing of the product, including maintenance and required customer support, did not meet management’s financial objectives. As a consequence, the unamortized value of previously capitalized software development costs at December 31, 2004 was reduced by $1,753,000. The Company began amortizing V3.2 of TekPortal in June 2005. At August 22, 2005, the Company concluded the sale of its TekPortal software asset and transferred the development software to Intuit Inc. As a consequence of the sale, the $2,012,000 unamortized value of TekPortal versions 3.2 and 3.3 was disposed as part of the net sale of the TekPortal software asset in the third quarter of 2005.

Determination of Government Indirect Rate Reserves

        The Company’s revenues, costs, and earnings on government contracts are determined based on direct cost and estimated overhead “indirect” rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs typically vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made on a cumulative basis whereas the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal Government. As a result of these audits, the Company may be exposed to annual cost adjustments that are applied on a retroactive basis to the government contracts completed in prior years. These adjustments can have a negative or positive effect on the results of operations and cash reserves in the period in which the adjustment is realized. In order to address the possible exposure to rate adjustments in prior years, Teknowledge established a rate adjustment reserve for potential government cost recovery for the open and unaudited years of 2001-2004. The cumulative reserve, including earned retained fee, of $232,000, is $2,245,305 at September 30, 2006.

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

        The Company periodically evaluates its exposure from the government’s suggested cost treatment of software development costs for the unaudited years of 2001-2004, assuming all amortization costs were included in the G&A base pool. At December 31, 2004, after consulting with outside counsel, and given the relative absence of court precedent in this area, management determined there was a potential estimated cost exposure of $1,500,000 in addition to the $835,000 already reserved for in the forth quarter of 2004, as a result potential negative outcomes from the aforementioned issues. This $2,335,000 reserve has since been reduced by approximately $115,000 due to changes in estimated reserve coverage and was also offset by $25,000 in on going unbilled retained fee adjustments not cleared for final billing until final indirect rates are submitted to the government. The Company believes that a considerably lower amount is entirely possible and it plans to negotiate with the government for the most favorable result. In the third quarter of 2005, the Company requested from the government that an Alternative Dispute Resolution (“ADR”) procedure be established to evaluate the outstanding issues and to accelerate the review process. The government responded with a combination of two notices, one dated December 6, 2005 and the other January 19, 2006 indicating that Teknowledge should pay the outstanding balance on the $810,000 referenced above as part of the 2001 audit results. The Company continues to discuss alternative solutions with the government, including ADR, a long-term payment schedule, and a beneficial software licensing agreement; however, it is impossible to determine at this time the ultimate outcome of negotiations and the legal alternatives under consideration. The Company has a reserve of $2,245,000 to offset a potential negative outcome for the open years of 2001-2004. The Company believes that this reserve is prudent; however, it disagrees with several of the government’s positions, and the final outcome may be more or less than this amount. Because this matter is based on the specific treatment of generally allowable costs, no penalties or interest charges are anticipated.

Recent Accounting Pronouncements

        In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes”, which clarifies the accounting for uncertainty in tax positions. This Interpretation requires that we recognize in our financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. The provisions of FIN 48 are effective as of the beginning of our 2007 fiscal year, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. We are currently evaluating the impact, if any, of adopting FIN 48 on our financial statements.

Risks That May Affect Future Results of Operations and/or Stock Price

Current cash flow may be insufficient to support current and future operations

        To support current and future operations, the Company is dependent upon revenues, credit facilities and its ability to obtain financing. Revenues decreased by 36 percent in the third quarter of 2006 to $559,820, compared to $915,799 in the third quarter of 2005. The ability of the Company to grow its revenues will depend on the Company’s success in winning new government R&D contracts, selling commercial services and maintenance support to existing and new customers. As of September 30, 2006, Teknowledge had $1,339,751 in cash and cash equivalents, a decrease of $828,757 since December 31, 2005. The Company used net cash of $826,116 from its operating activities for the nine months ended September 30, 2006, compared to $2,129,347 used in the comparable period in 2005. The Company used $2,641 from investing activities in nine months of 2006 compared to $5,525,307 provided in the same period of 2005. In the first nine months of 2006, financing activities used $0 compared to $864,841 used in the comparable period of 2005. Teknowledge is in the process of establishing a new credit line with a bank. The Company’s available cash and anticipated credit facilities may not be adequate to sustain the business over the next 9 months. Future growth is likely to be dependent on the Company’s success at improving revenues and cash flow.

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

        Within the software and integration services industry, Teknowledge believes some companies are consolidating, creating larger competitors with greater resources and a broader range of products. Some of Teknowledge’s competitors and potential competitors may have significant advantages over the Company, including extensive name recognition and marketing power, preferred vendor status with the Company’s existing and potential customers, and significantly greater financial, technical, marketing and other resources. These factors may give them the ability to offer free products or services to gain market share or to respond more quickly to new or changing opportunities, technologies, and customer requirements. The Company’s competitors may also highlight public disclosures of the Company’s previous adverse financial position, or package their products in a manner that may discourage potential customers from purchasing the Company’s products. Existing and potential competitors may establish cooperative relationships with each other or with third parties, or adopt unsustainable or aggressive pricing policies to gain market share. Security, privacy, reliability, cost, ease of use, and quality of service are the key competitive factors, and competitors are changing the way in which they are developing these factors; these changes may adversely affect cost of sales or the market acceptance of the Company’s software.

        The demand for the Company’s services will depend upon broad acceptance of new methods of accessing and utilizing information over the Internet. A volatile economy and the resulting uncertainty can defer purchasing decisions by financial and other institutions, and there can be no assurance that these conditions will improve or that demand will return to previous levels. As the market continues to change, there can be no assurance that the Company will be able to recruit or retain the technical staff to develop and bring products to market, that these products will gain market acceptance, or generate significant revenue or profits. If Teknowledge’s products and services markets develop more slowly than expected, become saturated with competitors, or if the Company’s products do not achieve market acceptance, the Company’s business, financial condition, and results of operations may be materially and adversely affected.

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

Teknowledge’s software may contain undetected errors or defects

        Teknowledge has a quality assurance program to test its complex software, but its software could still contain undetected errors or defects that may be discovered at any point in the life of the product. The Company has in the past discovered and corrected software errors. After implementation, errors may be found from time to time in the Company’s new or enhanced software or services, or in products or services it resells for strategic partners. These errors could cause the Company to lose revenues or cause a delay in market acceptance of its solutions or could result in liability for damages or injury to its reputation. The Company’s software is often used in systems that include other vendors’ products and, as a result, its products must integrate successfully with these existing systems. System errors, whether caused by the Company’s software or the software of another vendor, could adversely affect the market acceptance of its software, and any necessary modifications could cause the Company to incur significant expenses. Since the Company’s software is used to deliver services that are integral to its customers’ businesses, errors, defects, or other performance problems could potentially result in financial or other damages to its customers. The Company and its partners do conduct tests of its software, but any product liability litigation arising from errors, defects, or problems, even if it were unsuccessful, would be time-consuming and costly to defend. Existing or future laws or unfavorable judicial decisions could potentially negate any limitation of liability provisions that are included in the Company’s license agreements.

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

Service revenue is partially dependent on government-sponsored contract R&D

        Much of Teknowledge’s service revenue has historically been derived from government-sponsored contract R&D projects. However, current backlog is low, and dependence on R&D contracts can be risky because the contracts are subject to administrative, legislative, and political interruptions or terminations, which may jeopardize the flow of funds. There can be no assurance that the government will continue to seek services at the current level in the future. Although the Company expected an increase in proposals related to homeland security in 2004-2006, the level of requests for software R&D proposals in its target areas was lower than expected. There can be no assurance there will be an increase in relevant software R&D opportunities in the future. The Company faces increased competition for government projects and this may continue until the general economy improves.

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

        The Company considered these matters in connection with the quarterly closing process and the preparation of the September 30, 2006 consolidated financial statements included in this Form 10-QSB and determined that no prior period financial statements were materially affected by such matters. In response to the observations made by BPM, in 2006 the Company has implemented certain enhancements to its internal controls, accounting staff, and procedures, which it believes address the matters raised by Burr, Pilger & Mayer LLP. In particular, the Company improved its quality reviews on financial work, and hired a new Chief Financial Officer to oversee its finance and accounting functions.

        (b) Changes in Internal Control Over Financial Reporting. There was no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) identified in connection with the evaluation of our internal control performed during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        On October 6, 2006, Teknowledge was served with a lawsuit from Large Systems Specialists, Inc., a contractor of Teknowledge. The lawsuit claims breach of contract and requests damages in the amount of $343,583. The lawsuit is a result of Teknowledge contesting an invoice submitted on June 29, 2006 in the amount of $252,265.00. The invoice was submitted under a consulting services agreement and related software maintenance services agreement, and was submitted for alleged under-billing by Large Systems Specialists, Inc for the period February 4, 2003 to June 16, 2006. The Company believes this lawsuit is without merit and intends to vigorously defend itself.

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

Item 6. Exhibits

(a)     Exhibits:

        Set forth below is a list of all exhibits filed herewith or incorporated by reference as part of this Quarterly Report on Form 10–QSB.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002, dated November 20, 2006.

31.2	Certification of Principal Financial Officer pursuant to rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002, dated November 20, 2006.

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 20, 2006.

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated November 20, 2006.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, Teknowledge Corporation has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

/s/ Neil Jacobstein	Chairman of the Board of Directors,	November 20, 2006
Neil Jacobstein	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Michael D. Kaplan	Vice President and Chief Financial Officer	November 20, 2006
Michael D. Kaplan