Form 10KSB
period 2006-12-31
TEKNOWLEDGE CORP
filed 2007-04-12
CIK 716214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-KSB

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒   No   ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☒

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes   ☐   No   ☒

State issuer’s revenues for its most recent fiscal year: $2,930,261

The aggregate market value of Common Stock, $0.01 par value per share, held by non-affiliates of the registrant was $1,054,233 on April 10, 2007 (based on the average bid and ask price per share of Common Stock on that date as reported by the Pink Sheets Electronic Quotations Service). Shares of Common Stock held by each officer and director and by each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

On December 31, 2006, there were 5,735,754 shares of Common Stock, $0.01 par value per share, of the registrant outstanding.

Documents Incorporated by Reference:
None.

Index

PART I

Item 1. Description of Business

Forward Looking Statements

This Annual Report on Form 10-KSB, the exhibits hereto and the information incorporated by reference herein contain “forward looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and such forward looking statements involve risks and uncertainties. When used in this Annual Report, the words “expects,” “anticipates,” “believes,” “plans,” “intends” and “estimates” and similar expressions are intended to identify forward looking statements. These forward looking statements include predictions regarding our future revenues and profits, income from settlement and patent licensing, customer concentration, customer buying patterns, research and development expenses, sales and marketing expenses, general and administrative expenses, litigation and legal fees, income tax provision and effective tax rate, realization of deferred tax assets, liquidity and sufficiency of existing cash, cash equivalents, and investments for near-term requirements, sufficiency of leased facilities, purchase commitments, product development and transitions, expansion and licensing of our patent portfolio, competition and competing technologies, and financial condition and results of operations as a result of recent accounting pronouncements. Such statements are subject to risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include those discussed below and those discussed in Item 6 under “Risk Factors” as well as others incorporated by reference herein. Teknowledge Corporation (the “Company,” “we,” or “Teknowledge”) undertakes no obligation to publicly release any revisions to these forward looking statements to reflect events or circumstances after the date this Annual Report is filed with the Securities and Exchange Commission or to reflect the occurrence of unanticipated events.

Teknowledge Corporation (“the Company,” “we,” or “Teknowledge”) provides advanced software and services to transform data into customer value. The Company was founded more than 25 years ago as a software technology company with the vision of codifying and distributing knowledge via computers. The Company’s revenue is derived primarily from government-sponsored contract research and development, commercial Financial Solutions customers, and intellectual property licenses. Teknowledge was incorporated on July 8, 1981, under the laws of the State of Delaware. Teknowledge has technical operations offices located in Palo Alto, California and Marina Del Rey, California. Teknowledge’s business is currently concentrated in the United States.

 The Company’s website address is www.teknowledge.com. The Company’s filings with the Securities and Exchange Commission (“SEC”), including its Annual Reports on Form 10-KSB, its Quarterly Reports on Form 10-QSB and its Current Reports on Form 8-K, including amendments thereto, are made available as soon as is reasonably practical after such material is electronically filed with the SEC. These filings can be accessed free of charge at the SEC’s website at http://www.sec.gov, or by following the “SEC Reports” link provided in the “Investor Relations” section of the Company’s website.

Teknowledge® is a trademark of Teknowledge Corporation. All other brand names, product names, trademarks and registered trademarks are the property of their respective holders.

The Company operates three reporting segments, Financial Solutions, Government Contract R&D, and Patents and Technology Licensing. Teknowledge’s direct revenue mix from operations for the year ended December 31, 2006, was approximately 34% Patents and Technology Licensing, 34% Financial Solutions and 32% Government Contract R&D compared to 11% Patents and Technology Licensing, 50% Financial Solutions and 39% Government Contract R&D in 2005. Year-to-year revenues from Financial Solutions operations declined 51% from 2005. There was a 40% decline in Government Contract R&D revenue due to contracts ending during the year that were not replaced by new contracts. Sales of Financial Solutions products provided 34% of commercial revenues in 2006 and 81% in 2005. In 2006, the remaining 34% of commercial revenue came from $1,000,000 of patent licenses.

In terms of our financial position at the end of 2006, Teknowledge has experienced a decrease in net income and cash, as well as a downturn in revenue compared to 2005. The decreases can be largely attributed to the Company’s sale in 2005 of its TekPortal software assets to Intuit Inc., which created a cash infusion of $5,950,000 in that year. These funds were used to pay off the majority of the Company’s debts and improve its cash reserves. In 2006, the Company reported a net loss of $1,196,897, and a stockholders’ deficiency of $1,001,206. In 2005, the Company reported net income of $1,855,289 and stockholder’s equity of $187,475. Teknowledge ended 2006 with less cash in the bank, $771,112, a decrease of $1,397,396 from December 31, 2005. These numbers necessarily do not include the $1,050,000 which was escrowed for 18 months as part of the $7M sale of TekPortal to Intuit, Inc, and which was received in February of 2007. In addition, during 2006, Teknowledge invested $1,407,000 in internally sponsored R&D, including its new ActionWeb™ product line. These numbers are discussed in more detail in Part II, Item 6: Results of Operations.

Index

Operating Segments

Financial Solutions.  Financial Solutions revenues for 2006 were down from the previous year (see Part II, Item 6: Results of Operations). Teknowledge transferred most of its TekPortal maintenance contracts during 2006, and in conjunction with Intuit personnel, is continuing to provide support services for some TekPortal banking customers. Teknowledge is now developing innovative knowledge-based software called ActionWeb™, and a team to provide hardware and software storage integration services to financial and other institutions. This may also provide opportunities for selling innovative software developed in Teknowledge’s Government Contract R&D segment.

Government Contract R&D. Teknowledge’s Government Contract R&D segment conducts contract research and development in complementary technical application areas. Teknowledge has been working for over two decades in software technology areas related to national security. Many of Teknowledge’s current R&D contracts are directly relevant to counterterrorism. The Company’s relationships with the relevant government agencies are well established. The Company is continuing to respond to new requests for defense and intelligence capabilities by various government agencies. Management believes that this work will contribute to solving key problems as well as help grow our revenues. In addition, it may provide significant new computer security and knowledge-based software that can be utilized commercially. For example, in 2004 Teknowledge won Phase I of a Defense Advanced Research Projects Agency (DARPA) sponsored Small Business Innovation Research (“SBIR”) contract to develop Deductive Spreadsheets that can add-in symbolic knowledge processing capabilities to commercial spreadsheets like Microsoft Excel®. Teknowledge received a $700,000 Phase II follow-on contract for Deductive Spreadsheets in the second quarter of 2006.

Technical personnel in the Government Contract R&D segment focus primarily on funded government research, although many have also done some development for the Company’s commercial operations. Teknowledge supports its research and development capabilities by writing proposals and winning contracts sponsored by DARPA Broad Area Announcements, Small Business Innovative Research programs, and a variety of government agencies. The contracts awarded provide Teknowledge with a deep source of technology for its own focused product development, patents, and licensing. In the last two years, the government has funded over $2.5 million of contract R&D programs at Teknowledge. Technical personnel in the Government Contract R&D segment are organized into groups that support specific contracts and projects. The teams are interdependent in terms of infrastructure, talent, technology, and management incentives. Teknowledge’s Government Contract R&D segment may provide so called “dual-use” software to utilize software from the commercial segment, depending on the specific application needs of its customers. Whenever possible, the Company tries to develop dual-use software such as TekPortal and ActionWeb that have significant application in both the commercial and security and defense arenas. Teknowledge has also developed prototype software technology, such as Safe Software wrappers. This is working software that is more robust than a prototype, but less mature than a product. Rather than attempt to sell directly all of the software that it develops, Teknowledge has a program to license some of its software to larger companies that have additional marketing and sales resources. In 2006, Government Contract R&D revenue was concentrated with the Department of Defense (DOD). Teknowledge’s Government Contract R&D segment tends to propose projects in the four application areas described below.

Security Systems. The need for information security on computer networks and desktops has created demand for solutions in both government and industry. Keeping Internet sites, desktops, laptops, and transactions secure from hackers and identity thieves is critical to effective military and financial institution operations. Security systems go beyond simply protecting information. It is relatively easy to protect information if it is fully isolated and does not need to be readily accessible via networks. However, both military and financial information needs to be accessible by people globally, seven days a week, 24 hours a day. A key emerging area is information fusion for security, or aggregating text, photos, and other media from distributed web sites, organizing it into a coherent whole, and being able to make knowledge-based inferences from it. This application area shifts the focus from information protection to collecting, organizing, and providing security-related knowledge access to the appropriate customers. In addition, the techniques for accomplishing traditional computer security, such as authentication, encryption, and firewall protection are constantly evolving. Teknowledge has acted as the subcontractor or prime contractor on a number of DARPA and other government sponsored projects focused on advanced techniques for Internet or cyber security.

Training Systems. Most corporate and government training today occurs either in traditional classrooms, or over the Internet using an electronic version of books and classroom materials. However, the Internet and the World Wide Web have created an opportunity to distribute formerly isolated and more sophisticated computer-aided instruction that ran on desktop systems. Not only have the techniques of computer-aided instruction improved dramatically in recent years, but also the means to distribute them have undergone a veritable revolution. Now it is possible to provide individualized distance learning that models what the learner knows through an application delivered inside a standard web browser. There are major opportunities to deliver in-house corporate and defense training over intranets, K-12 instruction over the Internet, and just-in-time adult training on the job or in the home. Teknowledge has been involved in education and training since 1981. Teknowledge served as the Cluster Leader for the U.S.’s largest multi-institution project on Intelligent Tutors and Associates between 1995 and 1998. The DARPA Computer Assisted Education and Training Initiative sponsored Teknowledge’s prototype work on associate systems. Teknowledge has played an important role in the government-sponsored initiatives to provide cost effective and industrial strength courseware over the Internet. Teknowledge developed prototype Courseware Factory™ components for converting podium-based traditional courses for delivery over the World Wide Web. This work was sponsored by the National Institute of Standards and Technology (“NIST”). From 2000 to 2007, Teknowledge won several SBIR grants to provide advanced computer-based tutoring or user modeling systems. The key to unlocking the large potential education and training market is the persistent development of increasing capabilities and cost effective solutions until the ease of use, outcome statistics, and the return on investment are so compelling that they drive widespread adoption. This requires additional research and development, but the application potential is significant and the barriers are being overcome systematically. Teknowledge intends to continue to collaborate with the web-based training community, and to seek opportunities to embed its tutoring and application user modeling software in integrated solutions for commercial and government customers.

Index

Distributed Systems. Operations that are widely distributed require extensive object-oriented systems infrastructure and the ability to extract reliable performance from distributed resources. Currently, the World Wide Web provides little of this systems infrastructure, but instead relies on the distribution of linked web pages or multimedia documents. In the future, complex webs of software objects, multimedia content, and knowledge will have to be distributed systematically, updated dynamically, and monitored for rogue behavior (e.g. viruses or worms). This requires the ability to provide reliable monitoring of software behavior, and the security of operations. Distribution of knowledge by intelligent “push” and “pull” techniques has already become a critical technology for providing personalized briefings and reports to individuals. This business area focuses on providing new systems infrastructure to address these needs. Teknowledge was a prime contractor on the now completed DARPA-sponsored QUITE project, where the objective was to integrate innovative solutions to the problem of optimizing the quality of service of distributed resources on a network. Teknowledge’s projects often involve software wrappers and models for uniform access to heterogeneous software, associate systems to provide distributed and personalized briefings, and a system for implementing and controlling software components. The technology resulting from these projects has promising applications in commercial security, search engines, extensions to popular desktop software, and personalized financial briefings. One recent outcome of this research is an operational prototype security system called “Lockdown™”, which wraps all components and processes on Windows® computers, such as email and browsers, and monitors the system for any rogue behavior. This system has been tested extensively by outside “red teams”, and it has been effective in protecting Windows® machines from virus and worm attacks, particularly on computer systems with standard configurations. Another system Teknowledge has developed is called ActionWeb, which combines distributed processing and the knowledge-based systems described below.

Knowledge Systems. Decision-makers have noticed that using satellite and World Wide Web information systems is like “drinking from an information fire hose.” It is hard to take a sip without getting more information than is useful or necessary. Teknowledge’s work in this area focuses on providing knowledge-based tools, applications, and ontologies (knowledge structures) that allow computers to aid humans in interpreting the torrent of data coming at them. Teknowledge is advancing techniques for creating large knowledge systems that can apply problem solving knowledge harvested from humans about how to utilize the information in a database or an incoming stream of information. These knowledge systems are much more useful now than they have ever been. The problem solving power gained from applying these knowledge-based technologies is substantial. Teknowledge was the prime contractor on an Army sponsored effort to create a Standard Upper Ontology. This method of defining concepts formally and systematically is an important step in developing computer software that understands the meaning or semantics of the tasks it performs, rather than just processing numbers or words blindly. Specialized techniques for creating and applying knowledge have matured. There is now high potential payoff from combining several elements from this research into useful application systems. For example, complex problem solving requires the ability to access and synthesize data from multiple information sources quickly and effectively. Several of Teknowledge’s Knowledge Systems projects have an objective to develop a dynamic assessment of an evolving opportunity, problem, or competitive position. This infrastructure could serve as a basis for pragmatic, web-based problem solving, and sophisticated analysis of financial, operational, or defense information.

Teknowledge has a related long-term project, pursued over several government contracts as well as internally funded R&D to develop software that can be used to delegate knowledge-intensive tasks to computer software “associate systems.” These associate systems may integrate several special-purpose software agents to accomplish routine tasks in a simple way. They may also accelerate knowledge gathering, refinement, dissemination, and utilization in the form of individualized briefings or tutorials. Teknowledge’s strategic plans include domain-specific associate systems that amplify human productivity with the ability to apply knowledge systematically and effectively. Teknowledge has built six prototype associate systems. The seventh associate system, called ActionWeb, is currently under development. Teknowledge sees this as a significant opportunity that will evolve as new Semantic Web capabilities emerge from R&D into many practical applications. However, there are uncertainties and risks associated with the introduction of any complex software module (see Part I, Item 1A).

Patents and Technology Licensing.  Teknowledge maintains an active intellectual property program that has produced nine key U.S. software patents (6 active, 3 expired). The application software developed by Teknowledge includes TekPortal for financial information consolidation, associate systems for conducting automated transactions on the Internet, knowledge-based expert systems, pattern detection and alert tools, and systems to manage and protect webs of networked information. One software patent on Automatic Retrieval of Changed Files by a Network Software Agent, or Hotbox®, has two key components, network caching and alerts. Network caching refers to the strategic storage of information, such as web pages, to allow accelerated access to that information. Alerts refer to the ability to register interest in a particular data item on a specific web page and get notification when that item changes. As there are many high-value applications of the capabilities covered by this patent, Teknowledge is actively protecting its intellectual property rights related to the patent’s claim. Teknowledge has licensed its patents successfully to several large companies.

Index

It is Teknowledge’s intention to increase its technology and intellectual property licensing investments and operations. The Company is aware of third parties it believes infringe on its intellectual property rights. Teknowledge has initiated actions to protect those rights. The Company is currently attempting to negotiate licensing arrangements with some of these entities. However, if the Company is unable to negotiate appropriate licensing arrangements, it will continue to pursue legal action.

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

Teknowledge provides its software products to commercial end users under non-exclusive, non-transferable licenses that typically have a perpetual term unless terminated for breach. Government contracts can be terminated at the government’s discretion. The Company protects the source code of its software products as trade secrets and unpublished copyrighted works. Additionally, Teknowledge holds patents for the knowledge processing and systems engineering technologies that form the basis of many of the products and configuration services that the Company markets.

There can be no assurance that Teknowledge’s protective measures will be adequate to protect its proprietary rights, that others have not or will not independently develop or acquire equivalent or superior technology, or that the Company will not be required to obtain royalty-bearing licenses to use other intellectual property in order to utilize the inventions embodied in its patents. There also can be no assurance that any patents will be issued pursuant to the Company’s current or future patent applications or that patents issued pursuant to such applications or any patents the Company currently owns will not be invalidated, circumvented, or challenged. There can be no assurance that the Company would be able to enter into an acceptable license under such third party patents, or that it could redesign or modify its products and processes to avoid infringement of such patents or proprietary rights, or that the Company could otherwise avoid infringement of such patent or proprietary rights. In the event the Company is unable to take such action, its business, financial condition, and results of operations could be materially and adversely affected. In some cases, litigation may be necessary to protect the Company’s proprietary rights.

Sales and Marketing

Teknowledge’s employees, the CEO, the CTO, group managers, and project leaders market and sell Teknowledge’s services and software. The Financial Solutions and Contract R&D operating segments offer consulting services to help prospective customers define their problems and projects. Prospective customers may fund consulting assignments to evaluate current corporate capabilities and recommend next steps, including application work. However, government proposal writing conducted in response to a Broad Area Announcement or Request for Proposal is typically not funded by the customer.

Research and Development

The Company’s investment in internally sponsored R&D for the year ended December 31, 2006 was $1,406,839, up significantly from $505,452 in 2005. Much of this investment was in the development of the forthcoming ActionWeb product line.

Most of Teknowledge’s R&D (except in Financial Solutions) has traditionally been funded by R&D contracts sponsored by the government. In our fiscal year 2006, the Financial Solutions operating segment spent $280,791 developing new software for sale, which was not included in the portion of the R&D costs reimbursed by the government. In 2006, the Company recorded $945,629 of revenue from the government for R&D contracts. Much of this development work is focused on fundamental software systems functionality, equally useful for military or commercial applications. Generally, the Company retains the exclusive commercial development rights to its government sponsored software development. The requirement for innovation is fundamental. Teknowledge also sponsors its own software development, as it has in the case of ActionWeb, which is related to the alerts functionality described in its ‘175 patent. We anticipate that ActionWeb, and the underlying TekPortal information aggregation engine will be reutilized in a variety of government applications that are not in the financial arena.

Index

Government Contract Administration

In 2006, approximately 87% of Teknowledge’s government revenues were from cost plus fee-type government-sponsored contract research and development. Since these R&D contracts are typically made on a multi-year basis, 72% of Teknowledge’s December 31, 2006 backlog was for contract R&D sponsored by the government. Teknowledge infrequently enters into cooperative “matching” agreements with government agencies in which some R&D costs are reimbursed. The Company’s success in winning contract R&D business depends on effective competitive bidding for contracts. The Company applies for contract R&D in the form of a proposal by responding to Requests for Proposals and Broad Agency Announcements issued by the United States Federal Government, by prime contractors under contract to the U.S. Government, or in some cases by commercial companies. Proposals include discussion of the technical approach to be taken to satisfy the sponsor’s or the prime contractor’s requirements and a detailed presentation of costs expected to be incurred. Teknowledge often collaborates with other contractors such as Massachusetts Institute of Technology and Northrop Grumman. In these cases, Teknowledge frequently serves as the subcontractor, and sometimes serves as the prime contractor. The proposal is reviewed and evaluated by technical and administrative personnel employed by the government or the prime contractor. Typically, these contracts are bid competitively, and the contract is awarded to the company which would best satisfy the government’s or the prime contractor’s requirements. If the procurement method is “negotiated award,” the government or the prime contractor enters into negotiations to determine a price for the contract; upon successful conclusion of negotiations, a contract is awarded. Government contracts are subject to agency funding limitations, congressional appropriation, and the war time priorities of the administration in Washington, D.C.

Most cost plus fee-type government contracts performed by the Company have a regulated fixed-fee limit, which limits the Company from improving profit margins on this type of contract beyond what is permitted in the government regulations. In addition, Federal Acquisition Regulations exclude from reimbursement some “unallowable” expenses that the Company considers a regular part of the business. Almost all of the Company’s government contracts contain termination clauses that permit contract termination upon the Company’s default or at the contracting party’s discretion, and this has occurred on three occasions over the past ten years, for a variety of reasons. Such cancellations may occur again in the future; however, Teknowledge conducts contract R&D in several technically relevant areas, and this diversity helps protect against some of the effects of changes in sponsor priorities, personnel, or the mix of requirements. The Company intends to build its multi-year backlog further with additional proposals for new contract R&D projects, since this work provides a strong pipeline of software and technical innovation that can potentially be applied commercially.

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

Competition

A number of companies provide consulting services and software that compete with aspects of Teknowledge’s business. Many of these companies are substantially larger and have greater financial resources than Teknowledge. However, Teknowledge has several key competitive advantages, including: its experienced management team, specialized consulting and engineering teams, deeply technical R&D talent base, expertise in key application areas, patent portfolio and other software-based intellectual property, and strong and externally funded government R&D program.

Index

Knowledge processing systems are provided by iLog, CycCorp, BBN, SRI, and others. Distributed systems and security services are provided by Trusted Information Systems, SRI, Secure Computing, Lockheed-Martin, Boeing, Level 3 Communications, ISX, and SAIC, among others. Internet-based distance education and training technologies include MacroMedia, IBM, KnowledgeNet, and Saba. Potential competitors could also be collaborators on some contracts.

 Employees

Teknowledge utilizes a combination of full-time employees, subcontractors, and trusted consultants to accomplish its work. The Company had a total of 15 full-time employees at December 31, 2006. The majority of full-time employees are technical. All of the full-time employees were employed in the continental United States. Some subcontractors are employed outside the U.S. A large percentage of Teknowledge employees, subcontractors, and consultants have deep expertise in computer science, and many have specialized backgrounds in artificial intelligence, security, systems integration, or financial software. The future success of the Company will depend, in part, on the Company’s ability to retain, attract, and motivate highly qualified technical, sales, and management personnel that are central to its operations. The Company has never had a work stoppage, and it is not a party to any collective bargaining agreement with any of its employees.

 Executive Officers

Mr. Jacobstein, 52, has served as Chairman of the Board, Chief Executive Officer and President of Teknowledge since November 1999. He served as President, Chief Operating Officer, and a Director of Teknowledge from January 1993 to November 1999. After joining Teknowledge in 1984, Mr. Jacobstein was promoted over a nine-year period to: Senior Knowledge Engineer, Manager of the Research and Advanced Development Group, Vice President and General Manager of Research and Advanced Systems Development, and Vice President and General Manager of the Knowledge Systems Division. Mr. Jacobstein initiated Teknowledge’s eCommerce business unit in 1996. Prior to joining Teknowledge, Mr. Jacobstein was a Graduate Research Intern and consultant at Xerox PARC, and a Research Associate at CBNS. He has served on the Technology Advisory Board of the U.S. Army’s Simulation, Training, and Instrumentation Command. Mr. Jacobstein was the Chairman of the American Association for Artificial Intelligence’s 17th Innovative Applications of AI conference in July 2005. Since 1992, he has served as the Chairman of the Board of Directors of the Institute for Molecular Manufacturing, a private nonprofit organization. In 1999, Mr. Jacobstein was elected a Henry Crown Fellow in the Aspen Institute’s executive leadership program.

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

Michael D. Kaplan, 45, has served as Vice President of Finance, Chief Financial Officer, and Secretary of the Company since his hire in September 2006. Mr. Kaplan previously held the positions of Director of Finance at OnVantage, Inc. and at Think3, Inc., both located in Santa Clara, CA. Mr. Kaplan succeeds Dennis A. Bugbee, who left the Company in 2006 due to a serious illness.

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

Item 3. Legal Proceedings

On April 1, 2006, Teknowledge filed a lawsuit against the United States Government in the United States Court of Federal Claims. Teknowledge is requesting that the court rule as improper a contracting officer’s decision dated January 19, 2006 that Teknowledge must account for all Software Amortization costs as direct costs of the Financial Services overhead pool, and that Teknowledge may, pursuant to the Federal Acquisition Regulation (FAR), account for 31% of the Software Amortization costs as indirect costs of the government overhead pool and recover those costs. No trial date has been set. A Pretrial Scheduling Order was filed on October 10, 2006 mandating that the parties submit a Joint Status Report by October 15, 2007.

On October 6, 2006, Teknowledge was served with a lawsuit from Large Systems Specialists, Inc., a contractor of Teknowledge. The lawsuit was filed in the Superior Court of California, Santa Clara County, and claims breach of contract and requests damages in the amount of $343,583. The lawsuit is a result of Teknowledge contesting an invoice submitted on June 29, 2006 in the amount of $252,265. The invoice was submitted under a consulting services agreement and related software maintenance services agreement, and was submitted for alleged under-billing by Large Systems Specialists, Inc for the period February 4, 2003 to June 16, 2006. On October 31, 2006, Teknowledge invoked the arbitration clause of the subject agreements and stipulated to a Stay of Action Pending Arbitration. It is anticipated that an arbitration on the matter will be scheduled during the second quarter of 2007.

Index

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

Item 4. Submission of Matters to a Vote of Security Holders

The 2006 Annual Meeting of Stockholders was held on December 7, 2006.

The proposal for one Class III Director to serve for a three-year term was approved by stockholders. The proposal received the following votes:

	For	Withheld
Irwin Roth	4,589,518	702,115
The following directors continue:

Larry Druffel
Neil Jacobstein
Benedict O’Mahoney

Proposal No. 2 to ratify the selection of Burr, Pilger & Mayer LLP as the independent registered public accounting firm for the fiscal year ending December 31, 2006 was approved by the stockholders. This proposal received the following votes:

For	Against	Abstain
4,648,526	636,233	6,874

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and small Business Purchases of Equity Securities

The Common Stock of Teknowledge was traded on the Nasdaq SmallCap Market until October 20, 2005, after which date quotations for the Common Stock have been available through the Pink Sheets Electronic Quotations Service.

The following table sets forth the range of high and low closing price information for the Common Stock on the Nasdaq SmallCap Market and Pink Sheets Electronic Quotations Service for the quarterly periods indicated.

2006	High	Low
First quarter, ended March 31, 2006*	$0.28	$0.17
Second quarter, ended June 30, 2006*	0.26	0.18
Third quarter, ended September 30, 2006*	0.25	0.17
Fourth quarter, ended December 31, 2006*	0.27	0.17

2005	High	Low
First quarter, ended March 31, 2005	$1.89	$1.03
Second quarter, ended June 30, 2005	1.00	0.35
Third quarter, ended September 30, 2005	0.84	0.36
Fourth quarter, ended December 31, 2005*	0.46	0.17

As of December 31, 2006, there were 723 holders of record of Common Stock.

Index

The Company has never declared a dividend and is not likely to do so in the near future.

*Since Oct 20, 2005, the Pink Sheets Electronic Quotations Service provides quotations that reflect inter-dealer prices, without retail mark-up, mark-down or commission, and may not represent actual transactions.

EQUITY COMPENSATION PLAN INFORMATION

The Company currently maintains two compensation plans that provide for the issuance of Common Stock of the Company to officers and other employees, directors, and consultants. These consist of the 1998 Stock Option Plan (the “1998 Plan”) and the 2002 Stock Option Plan for Non-Employee Directors (the “Director Plan”). The maximum term of options is 10 years. The following table sets forth information regarding outstanding options and shares reserved for future issuance under the foregoing plans as of December 31, 2006.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)		Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	1,261,943	(1)	$1.35	1,333,158	(2)

Equity compensation plans not approved by security holders	-		-	-

Total	1,261,943		$1.35	1,333,158

(1) Consists of 1,163,919 shares subject to options that are outstanding and shares available for future issuance under the 1998 Plan and 98,024 shares subject to options that are outstanding and shares available for future issuance under the Director Plan.

(2) Consists of 1,181,182 shares that are reserved for issuance under the 1998 Plan and 151,976 shares reserved for issuance under the Director Plan. Stockholder approval is required to increase the number of options available under either plan.

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

Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

The following contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Words such as “anticipates,” “expects,” “intends,” “plans,” “believes,” “seeks,” “estimates” and similar expressions identify such forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those indicated in the forward-looking statements. Forward-looking statements made in this report relate to cash reserves required to support ongoing operations, commercial revenue increases and backlog, new business opportunities, demand for software and services, generation of revenue from intellectual property and the value of the Company’s patent portfolio, counter-terrorism applications, market acceptance of the Company’s products and services, demand for the Company’s products and services by the government, employees and management, patent and technology licensing, intent to broaden customer base, plans to develop new products and services, effectiveness of security measures, as well as expected revenue, cash and profitability, ability to realize backlog, recoverability of capitalized software, availability of equity capital and financing, effects of competition, research and development, consolidation in the financial services industry, government regulation, collections on customer receivables, and effects of recently-issued accounting pronouncements. All forward-looking statements involve risks and uncertainties, and actual results could differ materially from those set forth in the forward-looking statements contained herein as a result of competition, general or financial services market conditions, government agency funding limitations, other factors relating to government contracting including overhead rate determination; the ability to attract and retain technical and management personnel, commercial opportunities, financing, and other factors described in “Risks That May Affect Future Results of Operations and/or Stock Price,” and in other documents we file with the Securities and Exchange Commission. Unless required by law, we do not undertake any obligation to update any forward-looking statements or risk factors.

Index

Overview of Significant Matters

Financial Position

This has been a year of transferring TekPortal customers responsibly to Intuit, Inc., and rebuilding our commercial product base with entirely new software. In addition, the Company has been rebuilding its Government Contract R&D backlog.

At the end of 2006, Teknowledge had more than $771,000 in cash in the bank, albeit with significant reserves on the books. The cash number necessarily does not include the $1,050,000 in principal that was escrowed for 18 months as part of the $7M sale of TekPortal to Intuit, Inc, and which was received in February of 2007. In addition, during 2006, Teknowledge invested $1,407,000 in internally sponsored R&D, including its new ActionWebTM product line. After significantly reducing overhead expense and paying off our loans, we are now well into Stage II of our recovery plan - rebuilding our revenue base and making our operations profitable again.

Teknowledge did not achieve profitability for the 2006 year, but the formula for doing so has not changed. It plans to return to profitability using a tried and true methodology - decreasing expenses and increasing revenues. We have already taken additional steps to decrease significantly our labor, rent, medical, and legal expenses. We are servicing our remaining TekPortal maintenance customers, and we transferred many maintenance customers to Intuit as planned. We continue to do services work for Intuit. We have new practices in place that are designed to increase revenue, increase engineering skills, and reduce our downside risk on new services contracts.

Teknowledge is implementing its plan to combine its software under development with next-generation data storage hardware and software integration solutions. Teknowledge won a Phase II Deductive Spreadsheets SBIR for $700,000 in 2006. We wrote a Phase I Helicopter Associate SBIR proposal in 2006, and were notified of a win on this Phase I proposal in 2007. We have several additional proposals in for new government contract work. We are conducting, with the government, the second stage of a field evaluation of our software wrappers security technology. We are also building a new ActionWeb based web services system that utilizes our alerts technologies. This is a next generation product designed to make it easier for large numbers of customers to deal with the torrent of data rushing at them by using a simple, knowledge-based web service for managing their information logistics.

Teknowledge is the right company to implement the ActionWeb product. For almost a quarter century, we have been continuously improving our ability to deliver knowledge-based software and services solutions. We already have most of the software pieces in place, either through contract work we have already done, or through third party license arrangements. We plan to reverse the traditional software development allocation of resources, and spend a large part of our attention working with customers to make their user experience rewarding, rather than just building software and hoping that customers will find it and like it. Teknowledge has been working with distributed computing and web services for almost a decade, and has next generation wrapping, alerts, ontology, and security related software. Teknowledge has a pioneering patent on distributed information logistics, which is about getting the right information to the right people at the right time. We believe that Teknowledge can do more than just deliver data. We can use our knowledge-based inference services to make informed judgments about the meaning and significance of critical pieces of information. Our intent is to combine our software with third party hardware to provide compelling value to customers. Teknowledge plans to continuously improve its ability to deliver software and hardware integration services. In addition, we plan to deliver value-added web services that help customers monitor critical variables in their operations, and enable them to act on changes to those variables in a timely manner.

Index

The Company experienced a decline in revenue during 2006. The Company spent a great deal of time in 2006 working on the transition of TekPortal to Intuit, working on customer support projects, and investing $1.4M in internal R&D projects to replenish our software product line. Government Contract R&D revenue is still down, pending several new prospects that may result in additional R&D revenues. In the meantime, the Company has decreased its overhead and general and administrative (“G&A”) expenses. It is now focusing on winning billable integration services contracts and providing a stable ActionWeb platform for further product development.

Government Contract R&D

Teknowledge’s Government Contract R&D segment works in cutting edge research areas that we believe have significant application potential. The techniques for managing knowledge systematically have progressed significantly in the past two decades, and we are just beginning to unlock the business potential of systems that encode and process knowledge. The World Wide Web provides a high-powered distribution mechanism for these technologies, and much of the work Teknowledge does is focused on leveraging web-based opportunities. However, knowledge is still managed chaotically in most large organizations, with rapid change and turnover taking a toll on productivity. Today, computers mostly respond to us by executing our commands, rather than as interactive colleagues or associates that model who we are, the application domains that we work in, or the generic tasks that we perform. Teknowledge has been developing systems that address some of these features in web-based tutoring and semantic search application domains. We believe this remains a fruitful research area, and a substantial long-term opportunity for our business.

Teknowledge has successfully completed a Phase I DARPA Small Business Innovation Research (“SBIR”) contract it won in 2004 to develop a prototype of a deductive spreadsheet that adds symbolic or concept processing to commercial spreadsheets like Microsoft Excel®. We believe this is an exciting proposition in a society where many people are uncomfortable with mathematical thinking or combining equations with qualitative reasoning. Teknowledge’s prototype spreadsheet is able to solve problems with nonmathematical concepts that embody nouns, verbs, plans and constraints. This is potentially a big opportunity with significant application specializations and extensions. Teknowledge has already built a demonstration system, and it started a Phase II $700K contract in the second quarter of 2006. There are opportunities to commercialize this technology as a plug-in application to Excel. Consistent with our evolving business model for leveraging selectively the software developed under R&D contracts, we may seek to license the technology to one or more companies that wish to embed the technology, or have significant sales pull, customer base, and marketing muscle.

 Some of Teknowledge’s software development is supported by competitive contracts from the most sophisticated R&D sponsors in the world. Specifically, Teknowledge continues to improve its software wrappers, which have many security applications in protecting computers from new worms and viruses that may not have a known signature in an antivirus database. The Company has also developed a Standard Upper Ontology and Middle Ontology. These are ways of expressing knowledge formally that can be specialized for sophisticated semantic search solutions on the web, as well as computer-based problem solving and training solutions. Teknowledge continues to strengthen its model-based software capabilities, which can be used to design and configure software components to support target models of configurable products such as software radios and component software systems. The Company has also delivered prototype training software functionality that includes probabilistic Bayesian belief networks for modeling students or game users based on an analysis of their interactions with the computer. These and other R&D software capabilities put Teknowledge in a position to utilize next-generation functionality as infrastructure for government contracts, as well as potential commercial products, licenses, and applications.

Safe software wrappers encapsulate software modules, monitor their outputs and provide reporting and control over interfaces to other system resources. This software is more than a prototype and less mature than a product. It has many potential applications, including the ability to “lock down” a set of corporate computers and protects them from new viruses and worms that initially have no known operational signature. This system can monitor critical resources, identify potentially harmful instructions, and lock down selectively the access to critical resources. Teknowledge developed this capability several years ago, and has been improving it in new applications. This system could be used specifically to wrap email clients such as Microsoft Outlook® and prevent attached viruses and worms from executing malicious instructions on the client machine.

Teknowledge has retained the right to license TekPortal software in intelligence, military, and homeland security application domains. One commercial customer sponsored a project in 2005 to use TekPortal software to aggregate images from multiple photo web sites. This application also has significance for aggregating images of potential terrorists and making them available to one or more agency web sites, with a variety of processing tools and permissions. There are also potential opportunities to leverage TekPortal in government security contract work that aggregates financial and other information for carefully selected targets.

Index

Teknowledge generated $56,000 in government contract R&D revenue in the fourth quarter of 2006, compared to $260,000 in the fourth quarter of 2005. Most of this decrease was due to considerably lower backlog in 2006 and increased competition for government sponsored advanced R&D contracts. Replacing these large contracts rapidly is difficult due to long lead-times and potential funding delays. Teknowledge has submitted several new contract proposals to the government, which may or may not result in new awards. There are some signs of long-term improvement in new software R&D opportunities going forward, including interest in semantic web systems that utilize artificial intelligence techniques, advanced cyber security applications that leverage our software wrapper technology, and software systems that learn. In addition, we have launched a multi-year federal systems strategy to expand beyond contract R&D into integrating application solutions that can be fielded. The contract opportunities are much larger for integrated application solutions. In addition, the product potential is greater utilizing proven contract deliverables for fielded applications. There are far more government customers available for solution-oriented application integration than for R&D Teknowledge did win a $700,000 Phase II Deductive Spreadsheets SBIR and some small follow-on contracts in 2006, but it will take time to win new large government application integration contract awards, and awards take months to turn into funded contracts. Teknowledge will continue to propose on both prime and subcontract opportunities, and to deliver on R&D. While there may be a temporary decrease in government revenues, we believe that by addressing our financial position, investing in internal R&D, and writing competitive proposals for larger deployment programs, over time Teknowledge’s government sponsored applications development contracts business may regrow into a substantial revenue and technology generating business.

Financial Solutions

Since the September 2005 sale of the TekPortal asset to Intuit Inc., Financial Solutions revenues for 2006 were down from 2005, as expected. Teknowledge transferred many of its TekPortal maintenance customers to Intuit in 2006, and in conjunction with Intuit personnel, we are continuing to provide support services for other current banking customers. Most of these current financial customers will eventually transition to Intuit’s new versions of the software. We believe that we have excellent integration services capabilities, and strong customer references. We are planning to build out and train a team to provide new storage related integration services to financial and other institutions. Teknowledge is currently developing an initiative to combine its new ActionWeb software with next-generation data storage hardware and software integration solutions.

Patent and Technology Licensing

During 2006, Teknowledge demonstrated the value of its patent portfolio by selling $1,000,000 in patent licenses. Patent agreement results over the past few years speak to real value in the #6,029,175 (‘175) patent. Our patent lawsuits against Inktomi, Akamai, and Cable & Wireless were related to the information caching claims in the ‘175 patent titled: “Automatic Detection of Changed Files By A Network Software Agent.” This patent also includes claims in the area of information alerts. Teknowledge sued Microsoft, Yahoo, and AOL/Time Warner for infringing on the alerts-related claims in the ‘175 patent. Teknowledge settled all of its extant patent lawsuits. The Microsoft case was settled in the third quarter of 2005.

Management believes that the Company’s patents are valid and have significant value. The Company believes that there are a large number of other potential infringers of the ‘175 patent. Teknowledge also has one patent pending related to its safe software wrappers. If granted, this could prove to be a valuable addition to Teknowledge’s patent portfolio. These opportunities are some of the reasons why we created a separate reporting segment for patents and technology licenses. We have taken most of the downside cost risk out of the current lawsuits by engaging the law firm of Goldstein and Faucett on a contingency payment basis. There is the risk that the patents will be invalidated and/or that legal proceedings will determine that no infringement is present for the defendants. However, the fact that so many substantial companies have reviewed our ‘175 patent and each has chosen to purchase licenses at a time when the Company was under considerable financial stress, is an indicator of the strength of this patent. Teknowledge is now in a stronger financial position after the $7 million transaction with Intuit, and we intend to pursue infringers with renewed vigor.

Risks That May Affect Future Results of Operations and/or Stock Price

Current cash flow may be insufficient to support current and future operations

To support current and future operations, the Company is dependent upon revenues, credit facilities and its ability to obtain financing. Revenues decreased by 28 percent in 2006 to $2,930,000, compared to $4,048,000 in 2005. The ability of the Company to grow its revenues will depend on the Company’s success in winning new government R&D contracts, developing and selling new software products, integration services, and maintenance support to existing and new customers. As of December 31, 2006, Teknowledge had $771,000 in cash and cash equivalents, a decrease of $1,397,000 over the comparable period in 2005. The decrease in net cash at December 31, 2006 is attributed principally to the transition from TekPortal to other software and integration services, the need to invest in new product development, as well as the need to win and deliver on additional government contracts. The Company used net cash of $1,395,000 from its operating activities for the twelve months ended December 31, 2006, compared to $2,448,000 used in the comparable period in 2005. The 2006 cash number necessarily does not include the $1,116,000 in principal and interest that was escrowed for 18 months as part of the $7M sale of TekPortal to Intuit, Inc, and which was received in February of 2007. In addition, during 2006, Teknowledge invested $1,407,000 in internally sponsored R&D, including its new ActionWeb product line. The Company used $3,000 from investing activities in 2006 compared to $5,320,000 provided in 2005. In 2006, there was no use of cash in financing activities compared to $865,000 used in 2005. Future growth is likely to be dependent on the Company’s success at improving revenues and cash flow.

Index

Teknowledge is actively pursuing new contracts and integration services business, as well as patent and technology licenses. However, there can be no assurance that the Company will be able to generate increased revenue from new software and integration services or by licensing its patents and technology. The Company may not be able to develop successful new products and services, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. The Company may be required to eliminate costs by reducing headcount further, which could result in less sales or development activities and adversely impact operations. In the event the Company raises capital by issuing equity securities from authorized shares, such financing will decrease the percentage equity ownership of existing stockholders, and depending on the price, at which the equity securities are sold, may result in significant economic dilution. The Board of Directors is also authorized under the Company’s Certificate of Incorporation to issue preferred stock with preferences and privileges senior to those of the common stockholders without common stockholder approval, though subject to applicable government regulations and stockholder approval rules. If the Company issues preferred stock in a financing, the rights of existing stockholders could be adversely impacted.

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

Teknowledge plans to grow its commercial business by selling through partnerships and by expanding into additional value-added capabilities or service offerings. Additional new ActionWeb product development will require incremental additional investments and that could strain technical, financial, and operational resources. The Company’s gross margins in new business areas may be lower than in its government contract business, and it may not be able to expand or maintain operations in a cost-effective or timely manner. Demand for the Company’s new and developing ActionWeb product line is currently unknown. If customers do not receive new products or services favorably, it could hurt the Company’s reputation and delay future expansion.

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

Index

Teknowledge’s customers are subject to economic changes that could reduce demand for the Company’s services. Industry consolidation, war, unforeseen events, recession, inflation, or acts of terrorism could occur and reduce consumer demand for the Company’s services. Any event of this kind, or implementation for any reason by customers of cost reduction measures, could result in significant decreases in demand for our products and services. Mergers and acquisitions are pervasive in today’s industries. Teknowledge’s existing or new customers may be acquired by or merged into other financial institutions, which already have their own software solutions or which may decide to terminate their relationship with the Company for other reasons. As a result, the Company’s revenue from related software services could decline if an existing customer is merged into or acquired by another company.

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

Increasing government regulation of the Internet could adversely affect the Company’s business

Numerous federal agencies have recently adopted rules and regulations protecting consumer privacy and establishing guidelines for institutions to follow in selecting technology vendors for solutions offered by the Company. The Company believes its business does not currently subject it to any of these rules or regulations that would adversely affect its business. However, these rules and regulations are new and may be interpreted to apply to the Company’s business in a manner that could make its business more onerous or costly. Moreover, institutions must generally comply with these laws and regulations, which may adversely impact demand for the Company’s products.

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

Index

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

Service revenue is partially dependent on government-sponsored contract R&D

Much of Teknowledge’s service revenue has historically been derived from government-sponsored contract R&D projects. However, current backlog is low, and dependence on R&D contracts can be risky because the contracts are subject to administrative, legislative, and political interruptions or terminations, which may jeopardize the flow of funds. There can be no assurance that the government will continue to seek services at the current level in the future. Although the Company expected an increase in proposals related to homeland security in 2004-2006, the level of Broad Area Announcement requests for advanced software R&D proposals in its target areas was lower than expected. There can be no assurance there will be an increase in relevant software R&D opportunities in the future. The Company faces increased competition for government projects and this may continue until the general economy improves.

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

Periodic rate changes and audits on government contracts may cause cost adjustments

The majority of Teknowledge’s service revenue has historically been derived from government-sponsored contract R&D projects. Dependence on R&D contracts can be risky because the contracts are subject to administrative, legislative, and political interruptions, which may jeopardize the flow of funds. There can be no assurance that the Company’s proposals will be competitive, or that the government will continue to seek services at the current level in the future. Another uncertainty is that the Company’s revenues, costs, and earnings on government contracts are determined based on estimated overhead rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs inevitably varies somewhat from original estimates and necessitates periodic adjustments to overhead rates and revenues. An adjustment of a few percentage points may translate into several hundred thousand dollars in rate adjustments or reserves. Rate adjustments are made on a cumulative basis at least annually, but the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal Government. As a result of these audits, the Company may be exposed to cost adjustments, which are applied on a retroactive basis to the government contracts completed in those years. These adjustments can have a significant negative or positive effect on the results of operations and cash reserves in the period in which the adjustment is realized. In order to address the possible exposure from prior year rate adjustments, Teknowledge has established a rate adjustment reserve for such contingencies, and the amount of the rate adjustment reserve is reviewed and adjusted at least annually. During 2004, the Defense Contract Audit Agency (“DCAA”) finished its preliminary audit of the 2001 overhead rates and identified potential cost recoveries, principally from the treatment of software amortization costs. The Company aggregated these costs for all open years from 2001-2005 to determine the appropriateness of the reserve. [See discussion of government overhead rate reserve in Part II, Item 6, “Critical Accounting Policies and Estimates”.] As a result of this review, Teknowledge determined that additional reserves of $1,500,000 should be accrued in 2004 to provide for a potential negative result if the Company is unsuccessful in its contract appeal process. The cumulative reserve at December 31, 2006 was $2,248,000.

Index

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

Teknowledge will incur increased costs as a result of the implementation of new rules, regulations, and pronouncements from the SEC, including the provisions of the Sarbanes-Oxley Act of 2002

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, rules adopted or proposed by the SEC and new accounting pronouncements, will result in increased costs to us as we evaluate the implications of these laws, regulations and standards and respond to their requirements. In 2005, the Company was delisted from the Nasdaq SmallCap Market due to its low stockholders’ equity and past financial performance. Nonetheless, to maintain high standards of corporate governance and public disclosure, we intend to invest substantial resources to comply with evolving standards. This investment may result in increased G&A expenses and divert management time and attention from strategic revenue generation and cost management activities. In addition, these new laws and regulations could make it more difficult or more costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher premiums to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified personal to serve on our board of directors, our board committees or as executive officers. We are taking steps to comply with the recently enacted laws and regulations in accordance with the deadlines by which compliance is required, but cannot predict or estimate the amount or timing of additional costs that we may incur to respond to their requirements.

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

Revenue Recognition

Revenue on software licenses and services is recognized when persuasive evidence of an arrangement exists, the price is fixed or determinable, delivery has occurred, and there is a reasonable assurance of collection on the resulting receivable. Teknowledge may record license revenues as a result of legal settlements if the settlement provides for the issuance of a license. Teknowledge customarily obtains written purchase authorizations from customers for a specific product at a fixed price and considers delivery to have occurred at the time of shipment. The software is delivered to the customer electronically or on a compact disk. Revenue is typically recognized on delivery of product software; however, if the software is subject to customer acceptance or contract terms that do not satisfy all of the above-mentioned criteria, revenue is recognized upon customer acceptance or when all revenue recognition criteria have been met. Occasionally, customer contracts contain refund or warranty clauses that could affect revenue recognition. Teknowledge evaluates these clauses carefully; however, the Company has not experienced a refund or warranty recall and the likelihood of such an event is not predictable nor is it judged material at this time. Revenue from software consulting services is generally recognized on a time and materials basis; however, depending on the terms of the contract, the service element may be recognized on a percentage-of-completion basis. Revenue recognized under the percentage-of-completion basis requires the use of project cost estimates. Project cost estimates are revised periodically and changes affecting the amount of revenue recognized are recorded when they become known. Revenue from R&D contracts is generally recognized over applicable contractual periods as specified by each contract and as costs related to the contracts are incurred.

Index

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

Index

Determination of Government Indirect Rate Reserves

The Company’s revenues, costs, and earnings on government contracts are determined based on direct cost and estimated overhead “indirect” rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs typically vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made on a cumulative basis whereas the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal Government. As a result of these audits, the Company may be exposed to annual cost adjustments that are applied on a retroactive basis to the government contracts completed in prior years. These adjustments can have a negative or positive effect on the results of operations and cash reserves in the period in which the adjustment is realized. In order to address the possible exposure to rate adjustments in prior years, Teknowledge established a rate adjustment reserve for potential government cost recovery for the then open and unaudited years of 2001-2005. The cumulative reserve, including earned retained fee of $227,000, is $2,248,000 at December 31, 2006.

On September 30, 2004, the government suspended payment on three of Teknowledge’s contracts pending repayment of projected differences between the “actual” overhead rates used in the billings and the proposed overhead rates submitted to the government for the years 2001-2003. Based on the original rate data Teknowledge provided to the government for those years, the government audit agency, DCAA, indicated that Teknowledge owes $813,000 in gross charges. Prior to this, Teknowledge requested a review of the treatment of subcontractor costs in the previously submitted overhead cost proposals. Teknowledge believes the prior treatment unfairly allocated substantial amounts of internal G&A expenses to outside subcontractors and has requested an equitable redistribution of these costs to a separate pool for the unaudited years. A similar treatment has already been approved for 2004, but the government has so far denied Teknowledge’s request to make the change effective for all the unaudited years. The change in the treatment of subcontractor costs, if accepted by the government, could reduce the overall exposure to the Company by $1,022,000. On October 5, 2004, the government released for payment the three contracts that were on suspension, contingent on the establishment of a long-term payment schedule between the two parties. The payment terms and conditions will be determined after a review of the Company’s financial viability, and its cash reserves and forecast cash flows from all sources through 2006. The Company believes it could have adequate cash resources to establish a mutually workable payment schedule, depending on the agreements reached, and the Company’s financial position at that time. The Company is prepared to make good faith payments while it negotiates for the successful resolution of the treatment of the subcontractor costs and any related rate issues. These payments would be charged against the rate reserve and not earnings.

During the fourth quarter of 2004, the government issued a preliminary audit report and findings for the overhead costs incurred in 2001. The government questioned the Company’s treatment of amortization on previously capitalized software development costs for the Company’s dual-use TekPortal product. The Company allocated approximately 30 percent of 2001 amortization costs to the government segment, which the Company believed was a fair allocation to the government for the benefit from the technology developed in 2000. The government subsequently rejected this argument, denying any allocation to the government either directly or indirectly because of the product’s short history of largely commercial sales and other technical issues. At the time the product V1.0 was originally developed in 2001, the Company intended to sell its product to commercial and government customers. As evidence of this intent, the Company provided the auditors copies of two government proposals that utilized TekPortal’s information aggregation software. In addition, the Company has a long history, going back to the 1980s, of selling previously developed products like M.4 to the government. Therefore, the Company believes that it was reasonable to assume that the government would benefit in the development of Teknowledge products and that allocating 30 percent of the development costs was a realistic consideration based on Teknowledge’s long history of product development. This is also consistent with the government’s interest in encouraging government contractors to develop from internal R&D, commercial products that can be utilized for government purposes. The government excluded 100 percent of TekPortal development costs, claiming since there were no TekPortal sales to the government during the applicable period; therefore, the production costs should not have been allocated to the government. The government position appears to be inconsistent with the intent of FAS86, which describes a process of allocating costs over estimated revenues that the Company believes would apply to revenues from the potential sales of the TekPortal software in the government arena. The Company contests the government’s exclusion of a portion of TekPortal software development costs.

The Company periodically evaluates its exposure from the government’s suggested cost treatment of software development costs for the audited years of 2001-2003 and the unaudited years of 2004-2006, assuming all amortization costs were included in the G&A base pool. At December 31, 2004, after consulting with outside counsel, and given the relative absence of court precedent in this area, management determined there was a potential estimated cost exposure, as a result of a negative outcome from the aforementioned issue, of $1,500,000. The Company believes that a considerably lower amount is entirely possible and it plans to negotiate with the government for the most favorable result. In the third quarter of 2005, the Company requested from the government that an Alternative Dispute Resolution (“ADR”) procedure be established to evaluate the outstanding issues and to accelerate the review process. The government responded with a combination of two notices, one dated December 6, 2005 and the other January 19, 2006 indicating that Teknowledge should pay the outstanding balance on the $810,000 referenced above as part of the 2001 audit results. On April 20, 2006, the Company filed a complaint in the United States Court of Federal Claims under the Contract Disputes Act of 1978 challenging the government’s Notice of Intent to Disallow Costs for 2001. The complaint seeks to reverse the decision of the Defense Contract Management Agency’s (“DCMA”) Administrative Contracting Officer’s (“ACO”) in disallowing $285,000 in reimbursable overhead costs for 2001 related to the amortization of the Company’s capitalized software development costs. If the Company prevails in this lawsuit, a substantial portion of the government rate reserve may be reversed, as it is related to the capitalized software amortization expense in question.

Index

The Company continues to discuss alternative solutions with the government, including ADR, a long-term payment schedule, and a beneficial software licensing agreement; however, it is impossible to determine at this time the ultimate outcome of negotiations and the legal alternatives available to the Company. The Company has established a reserve to offset a potential negative outcome for the open years of 2001-2006. The Company believes that this reserve is reasonable; however, the final outcome may be more or less than this amount. Because this matter is based on the specific treatment of generally allowable costs, no penalties or interest charges are anticipated.

Results of Operations

Revenues in 2006 were $2,930,000 as compared to $4,048,000 in 2005. Overall revenues decreased 28% largely on a decline in revenue from Government Contract R&D and Financial Solutions customers. Financial Solutions operations contributed 34% of total revenues in 2006, down from 50% in 2005, and Patent and Technology Licensing contributed 34% of 2006 revenue, up from 11% in 2005. All of the Financial Solutions revenue was generated from the sale of TekPortal products and services. Revenues from government-sponsored contract R&D accounted for 32% of total revenues in 2006, compared to 39% in 2005. The Company was unsuccessful in 2006 in replacing all of the government contracts that were completed during the year, largely because of changing government priorities and vigorous competition.

Included in Financial Solutions revenues are sales of TekPortal software licenses, consulting services, and post-contract customer support services. Financial Solutions revenue decreased 51% in 2006 to $985,000 largely as a result of less customer demand, compared to $2,010,000 for 2005. Revenue from license fees for TekPortal software was $14,000 in 2006, compared to $111,000 in 2005. Sales cycles and customer acceptance of new product offerings were slower than expected. Recurring revenue from maintenance on existing products was $366,000 in 2006 compared to $598,000 in 2005. Revenues from resellers accounted for 10% of Financial Solutions 2006 revenue compared to 41% in 2005.

On August 22, 2005, Teknowledge concluded the sale of its TekPortal technology, an asset from its Financial Solutions business unit, to Intuit Inc. for $7,000,000. As part of the technology sale, Intuit was granted a license to each of Teknowledge’s six active patents, and acquired Teknowledge’s pending patent on Open Financial Exchange (“OFX”) technology. Teknowledge retained ownership of all of its current customer contracts and patents. It also received a license to apply TekPortal “dual-use” application software in the military, intelligence, and homeland security arenas. $1,050,000 of the gross proceeds of the asset sale were held in escrow as a reserve for indemnification claims for a period of eighteen months; these amounts, plus interest, were released from escrow and remitted to the Company in March 2007. The Company recorded proceeds of $5,950,000 that was partially offset by the disposal of the software asset’s book value of $2,012,000 and asset sale related legal and other direct expenses totaling $174,000. Teknowledge reported a net gain of $3,764,000 as a result of the asset sale. Teknowledge retained most of its TekPortal maintenance contracts, and in conjunction with Intuit personnel, we are continuing to provide maintenance services for our current banking customers. Many of these customers will eventually transition to Intuit’s new versions of the software. We believe that we have excellent integration services capabilities, and strong customer references. Teknowledge has launched an initiative to combine new hardware and software integration solutions. The Company is planning to build out and train a team to provide these new solutions to financial, government, and other institutions.

Revenues from Government Contract R&D were $945,000 in 2006, compared to $1,573,000 in 2005. Some of Teknowledge’s contracts ended in 2006 and were not replaced immediately with new contracts. Replacing these large contracts was more difficult than expected for several reasons. First, much of the post 9-11 increase in defense spending was focused on supporting war efforts directly, rather than on software R&D. Second, a higher percentage of the budget of some of our key government sponsors has focused on funding a few large teams with total solution packages, and competition for these contracts has increased. In order to be more competitive, Teknowledge’s role has sometimes shifted from contractor to subcontractor; further reducing revenue production. Third, the component solution contract dollars available have often been awarded in smaller increments through the Small Business Innovation Research programs. The future demand for government-sponsored contract R&D services will depend on a number of factors, including the quantity of competitive contract awards and sponsor priorities. In 2006, 87% of Government Contract R&D revenues were from the Department of the Air Force, compared to 29% in 2005.

The Company recorded revenues of $1,000,000 for Patents and Technology Licensing in 2006 compared to $465,000 in 2005. The 2006 license revenue was the result of a single patent license to a large technology company.

Index

The Company typically recognizes revenue from customer contracts as services are provided on a contract-by-contract basis. This accounting method may result in timing differences between the amount of revenue recognized on an accrual basis and the amount billed, which is subject to separate determination based on an analysis of contract deliverables and milestones. The difference between the revenue recognized on this basis and the amount billed to the customer is recorded in accounts receivable as unbilled receivables or as deferred revenue. Because of government retained fee balances, at December 31, 2006 approximately 97% of unbilled receivables were for government-sponsored R&D contracts, and 3% were for commercial contracts. This compares to 93% for government-sponsored R&D contracts at December 31, 2005.

Cost of revenues was $1,261,000 in 2006 compared to $3,442,000 in 2005, a decrease of 63%. The cost of revenues as a percentage of total revenues was 43% in 2006 compared to 85% in 2005. Approximately 33% of the 2006 cost of revenues is Government Contract R&D, 44% is Financial Solutions, and 23% is Patent and Technology Licensing, compared to 28%, 63%, and 9% in 2005. Besides the aforementioned adjustments to cost of revenues, the Company spent $253,000 in 2006 on IP related legal costs to defend its patents. A major component of cost of revenues, labor and labor related costs was down $954,000 over 2005.

The Company made no investment in the development of TekPortal software in 2006, compared to $452,000 invested in 2005. Because of the sale of the TekPortal product, the remaining amortization base of $2,012,000 was disposed as part of the net sale of the TekPortal software asset. In 2006, there was no amortization of previously developed assets. The Company capitalizes all eligible development activity. However, as it explores new ground, if the technical feasibility requirement of Statement of Financial Accounting Standards Board (“FASB”) Opinion No. 86 is not assured, R&D must be expensed in accordance with accounting policy. As a consequence, R&D expenses have increased from $505,000 in 2005 to $1,407,000 in 2006. There were no subcontractor costs in 2006, compared to $226,000 in 2005. This is principally a result of a drop off in government revenue; however, a significant portion of the decline is traced to less reliance on outside subcontractors to support billable services work and more direct employee involvement. The Company often teams with subcontractors in government and commercial proposals to enhance its chances of winning new contracts and the Company has pending contract proposals that include subcontractors. As the Company wins new contracts, subcontractor costs are likely to increase.

The gross profit (loss) for government-sponsored R&D in 2006 was $527,000 compared to 600,000 in 2005, or 56% and 38%, respectively. The gross margin (“GM”) for Financial Solutions was $433,000 versus a loss of $160,000 in 2005. The GM for Patent and Technology Licensing was $710,000 versus $166,000 in 2005. The GM was affected by a decline in revenues in the Financial Solutions and Government Contract R&D reporting segments in 2006. The Government Contract R&D, Financial Solutions, and Patent & Technology Licensing GMs were 56%, 44%, and 71%, respectively for 2006. This compares to 38%, (8%), and 36%, for Government Contract R&D, Financial Solutions, and Patent & Technology Licensing in 2005.

General and administrative expenses (“G&A”), costs were $1,558,000 and $1,796,000 in 2006 and 2005, respectively. G&A costs for 2006 were 53% of total revenues, versus 44% in 2005. Total G&A expenses decreased 13% over 2005. Due to a change in the product mix between government and commercial contracts, less G&A expense was absorbed by the Government contracts. Because of flexible overhead rate application in the government cost structure, government contracts are able to absorb a proportionate share of G&A expenses; however, commercial contracts are not as flexible in their pricing structure, therefore leaving them less able to absorb an increase in the G&A allocation.

Sales and marketing costs were $15,000 in 2006 as compared to $102,000 in 2005. Sales and marketing costs were 1% of total revenues in 2006 versus 3% in 2005. The Company’s sales and marketing efforts include applications engineering and technical support, direct sales efforts, as well as trade shows, demonstrations, and other traditional marketing activities. Teknowledge is now developing new software and a team to provide hardware and software integration services to financial and other institutions. During 2006, the Company reduced discretionary expenses, principally labor and labor related expenses.

Company-sponsored R&D costs in 2006 increased to $1,407,000 from $505,000 in the comparable period in 2005. R&D was 48% of total revenues in 2006 versus 12% in 2005. As work on some contracts slowed and the contract completion dates neared, some employees were diverted to internal R&D projects to develop new software. These figures do not include the majority of the R&D conducted by Teknowledge under contract to government customers, nor do they include software development costs that were capitalized during the period. Excluding overhead and other indirect costs, R&D conducted by the Company under contract to government customers was $945,000.

The Company spent $452,000 for the development of its TekPortal product during 2005, compared to no expenditures in 2006. Generally, the Company’s long-term R&D expenditures are funded externally through government projects (and recorded as cost of revenues), which are expected to provide new technology and intellectual property. Teknowledge retains intellectual property rights on its contract R&D work.

Index

Interest income was $58,000 in 2006 versus $23,000 in 2005. The Company experienced higher average cash balances coupled with higher average money market interest rates in 2006. There were no interest payments in 2006 compared to $55,000 in 2005 as a result of paying off bank debt after the sale of TekPortal to Intuit.

The effective tax rate was (4%) and 3% in 2006 and 2005, respectively.

In 2006, Teknowledge’s net loss was $1,197,000, or $0.21 per share basic and diluted. This compares to net income of $1,855,000, or $0.32 basic and diluted earnings per share for 2005. Included in the income in 2005 was a $3,764,000 net gain on sale of TekPortal to Intuit.

Liquidity and Capital Resources

As of December 31, 2006, Teknowledge had approximately $771,000 in cash and cash equivalents, a decrease of $1,397,000 over the comparable result in 2005. Net cash at December 31, 2005 is attributed principally to the sale of the Company’s Financial System TekPortal Software product line in August 2005 for $7,000,000. Excluded from the sale proceeds was $1,050,000 placed in escrow to serve as a reserve for potential claims by the purchaser. The Company used net cash of $1,395,000 for its operating activities for the twelve-months ended December 31, 2006, compared to $2,448,000 used in the same period for 2005. The Company received $5,776,000 in proceeds from the sale of capitalized assets, net of sales costs and used $456,000 to invest in the development of software products and the purchase of fixed assets in 2005 compared to $3,000 invested in 2006. In 2006, there was no cash flow from financing activities compared to $865,000 consumed in the same period in 2005.

Teknowledge’s traditional sources of cash are revenues from continuing government and commercial services operations, intellectual property and patent licensing, and credit facilities.

As a condition of the software asset sale agreement concluded August 22, 2005, Teknowledge paid off its secured debt with Bridge Bank NA (the “Bank”) of $675,000 and all outstanding fees, and terminated its line of credit and financing arrangements with the Bank. Teknowledge is seeking a new financial arrangement that would provide a line of credit facility.

       Recently Issued Accounting Pronouncements

In June 2006, FASB issued FASB Interpretation FIN No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109", to address the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 goes into effect for fiscal years beginning after December 15, 2006. We have not yet determined the final impact, if any, that the adoption of FIN No. 48 will have on our financial position; however, we do not anticipate the change will have a material impact on our financial position, results of operations or cash flows.

In June 2006, the FASB Emerging Issues Task Force ("EITF") issued EITF Issue No. 06-2, "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences", to address whether certain compensation costs associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. EITF Issue No. 06-2 goes into effect for fiscal years beginning after December 15, 2006. We have not yet determined the final impact, if any, that the adoption of EITF Issue No. 06-2 will have on our financial position; however, we do not anticipate the change will have a material impact on our financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board ("FASB") issued FAS No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS No. 157 goes into effect for fiscal years beginning after November 15, 2007. We have not yet determined the final impact, if any, that the adoption of FAS No. 157 will have on our financial position; however, we do not anticipate the change will have a material impact on our financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically, there have been two approaches commonly used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company adopted SAB No. 108 in the fourth quarter of fiscal year 2006 and we have determined that it did not have a material impact on its consolidated financial statements.

Index

Long-Term Contractual Obligations

		Payments due by period
Contractual obligations	Total	Less than 1 year	1-3 years	3-5 years	More than 5 years
Operating Lease Obligations	$345,286	$300,761	$44,525	-	-

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

Index

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

The Company considered these matters in connection with the year end closing process and the preparation of the December 31, 2006 consolidated financial statements included in this Form 10-KSB and also determined that no prior period financial statements were materially affected by such matters. In response to the observations made by BPM, in 2006 the Company implemented certain enhancements to its internal controls and procedures, which it believes addressed the matters raised by Burr, Pilger & Mayer LLP.

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

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act

The following table lists the current directors of the Company:

Name	Age	Positions With the Company	Director Since
Class I Director whose term expires at the 2007 Annual Meeting
Dr. Larry E. Druffel	66	Director	1997

Class II Directors whose term expires at the 2008 Annual Meeting
Neil A. Jacobstein	52	Chairman of the Board, President, and CEO	1993
Benedict O’Mahoney	46	V.P. of Administration & Legal Affairs	1999

Class III Director whose term expires at the 2009 Annual Meeting
Irwin Roth	75	Director	2005

Index

Irwin T. Roth. Mr. Roth, 75, was elected to the Board of Directors on June 1, 2005. Mr. Roth fills the vacancy created by the departure of Mr. Lustig in April 2005. Irwin Roth is the Chairman of the Board and CEO of Auricast, Inc., a creator of personalized media publications. He is also the Chairman of the Board and CEO of V Entertainment, Ltd., a company focused on multi-broadcast music events; On-Line Entertainment Network, Inc., an Internet-based entertainment network featuring streaming audio; and Color Q, Inc., a fine-art reproduction and printing service firm. He is a Director of Com-Guard, Inc., a developer of PC security software. In past years, he has served as a director and officer of numerous companies. Mr. Roth has been a practicing attorney for over 45 years in New York City, where he specializes in securities and entertainment law. He received his B.A. degree in Political Science in 1952, and a Juris Doctor degree in 1955 from the University of Michigan.

Dr. Larry E. Druffel. Dr. Druffel, 66, was appointed to the Board of Directors in April 1997. Since 1996, he has served as President, Director, and most recently as Senior Research Associate of the South Carolina Research Authority (SCRA), a public, non-profit, information technology and R&D organization. He holds a Doctorate Degree in Computer Science from Vanderbilt University and a Master’s Degree in Computer Science from the University of London, and was a director of the Software Engineering Institute at Carnegie-Mellon University from 1986 to 1996. He is Chairman of the Board of the Advanced Technology Institute, a private non-profit corporation. Since 2001, he has served as a member of the Board of Directors of Environmental Enterprise Group, a private environmental clean up company.

Neil A. Jacobstein. Mr. Jacobstein, 52, has served as Chairman of the Board, Chief Executive Officer and President of Teknowledge since November 1999. He served as President, Chief Operating Officer, and a Director of Teknowledge from January 1993 to November 1999. After joining Teknowledge in 1984, Mr. Jacobstein was promoted over a nine-year period to: Senior Knowledge Engineer, Manager of the Research and Advanced Development Group, Vice President and General Manager of Research and Advanced Systems Development, and Vice President and General Manager of the Knowledge Systems Division. Mr. Jacobstein initiated Teknowledge’s eCommerce business unit in 1996. He has served on the Technology Advisory Board of the U.S. Army’s Simulation, Training, and Instrumentation Command (now PEOSTRI). Prior to joining Teknowledge, Mr. Jacobstein was a Graduate Research Intern and consultant at Xerox PARC, and a Research Associate at CBNS. Mr. Jacobstein was the Chairman of the American Association for Artificial Intelligence’s 17th Innovative Applications of AI conference in July 2005. Since 1992, he has served as the Chairman of the Board of Directors of the Institute for Molecular Manufacturing, a private nonprofit organization. In 1999, Mr. Jacobstein was elected a Henry Crown Fellow in the Aspen Institute’s executive leadership program.

Benedict O’Mahoney. Mr. O’Mahoney, 46, is Vice President of Administration and Legal Affairs of Teknowledge. Mr. O’Mahoney was elected to the Board in November 1999. Mr. O’Mahoney joined the Company in 1996 as Corporate Counsel and he was promoted to Vice President of Administration and Legal Affairs in October 1999. From 1991 to 1996, Mr. O’Mahoney practiced intellectual property law, and he served as General Counsel for Slatt Mortgage Company from 1988 to 1995.

Board Committees and Meetings

The Company’s Board of Directors held six regular and six Finance and Audit Committee meetings during 2006. All members of the Board of Directors attended more than 75% of the meetings of the Board of Directors and the committees on which they served. Messrs. Druffel and Roth, the members of the Finance and Audit Committee, are considered independent directors.

The Board of Directors of Teknowledge has two standing committees: the Finance and Audit Committee and the Executive Committee. The outside Board members also serve as members of the Executive Committee, which reviews and approves executive compensation. The Nominating Committee is comprised of all four members of the Board of Directors.

The Finance and Audit Committee consists of two directors, each of whom, in the judgment of the Board, is an “independent director”. The Finance and Audit Committee acts pursuant to a written charter that has been adopted by the Board of Directors. The primary responsibility of the Finance and Audit Committee is to oversee the annual audit of the Company, to recommend to the Board the retention of independent accountants, and to monitor the Company’s internal accounting controls and procedures. The Finance and Audit Committee also reviews and pre-approves any non-audit services that may be performed by the independent public accountants and reviews the scope and results of their annual audit, including the audited financial statements for the Company. The Committee is also responsible for overseeing corporate governance issues, especially as they relate to the requirements of the Sarbanes-Oxley Act of 2002. The current members of the Finance and Audit Committee are Messrs. Roth and Druffel (Chairman).

Director Compensation

Directors’ Fees. Each non-employee member of the Board of Directors is entitled to receive cash compensation totaling $10,000 per year, which is paid in quarterly increments of $2,500. Non-employees members are reimbursed for out-of-pocket expenses related to Board activities. Each non-employee member may elect to receive stock option grants in lieu of cash compensation in accordance with the terms of the Directors’ Option Plan described below. Employee directors are not compensated for their services as directors of the Company. In addition to their regular compensation, directors are entitled to be reimbursed for related travel, lodging, and other expenses in attending board and committee meetings.

Index

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

Executive Officers

In addition to Messrs. Jacobstein and O’Mahoney, profiled above, the following person serves as an executive officer of the Company.

Michael D. Kaplan, 45, has served as Vice President of Finance, Chief Financial Officer, and Secretary of the Company since his hire in September 2006. Mr. Kaplan previously held the position of Director of Finance at OnVantage, Inc. and at Think3, Inc., both located in Santa Clara, CA. Mr. Kaplan succeeds Dennis A. Bugbee, who left the Company in 2006 due to a serious illness.

Code of Ethics

We have adopted our Code of Ethics for the executives, officers, and managers of Teknowledge Corporation. Its purpose is to promote honest and ethical conduct and compliance with the law, particularly as related to the maintenance of the Company’s financial records and the preparation of financial statements filed with the Securities and Exchange Commission (the “SEC”). A copy of such code is attached as an exhibit to this annual report on Form 10-KSB for the year ended December 31, 2006.

Item 10. Executive Compensation

The following table sets forth the compensation paid to the Chief Executive Officer and the two most highly compensated executive officers of the Company whose annual salary and bonus exceeded $100,000 for all services to the Company in the fiscal years ended December 31, 2006, 2005, and 2004.

SUMMARY COMPENSATION TABLE

	Annual Compensation
Name and Principal Position	Year	Salary $ (1)	Bonus $
Neil Jacobstein, Chair, President, & CEO	2006	268,000
Chief Executive Officer	2005	209,737 (2)
	2004	253,213

Benedict O’Mahoney, VP Administration	2006	157,500
& Legal	2005	139,954
	2004	140,916

Dennis Bugbee, VP Finance and	2006	35,376 (3)
Chief Financial Officer	2005	147,625
	2004	162,229

(1)	Includes 401(k) deferred compensation and 5% Company matching provision.
(2)	Mr. Jacobstein voluntarily reduced his salary by $38,219 in 2005 in order to assist in the company’s recovery.
(3)	Mr. Bugbee left the Company in early 2006 due to a serious illness. Michael D. Kaplan joined the Company in September 2006 as VP Finance and Chief Financial Officer.

Index

Fiscal Year-End Option Values

The following table provides the specified information concerning unexercised options held as of December 31, 2006, by the persons named in the Summary Compensation Table above. There were no exercises of options by the executive officers named in the Summary Compensation Table above during the fiscal year ended December 31, 2006.

Name	Number of Securities Underlying Unexercised Options at FYE (Exercisable/ Unexercisable) (#)(1)	Value of Unexercised In-the-Money Options at FYE (Exercisable/Unexercisable)($)
Neil Jacobstein, Chair, Pres, CEO	350,000/-	-/-
Benedict O’Mahoney, VP Administration & Legal	172,000/-	-/-
Dennis Bugbee, VP and CFO	165,000/-	-/-

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the beneficial ownership of Common Stock as of December 31, 2006 by each of the directors and nominee for director of the Company, by each of the executive officers named in the Summary Compensation Table, and by all directors and executive officers of the Company as a group. There are no persons known to the Company to own beneficially more than 5% of the Common Stock of the Company that are not listed below.

Name and Address of Beneficial Owner(1)	Common Stock Owned Beneficially(2)	Percent (3) of Class
Neil A. Jacobstein(4)	804,589(5)	12.7%
Benedict O’Mahoney(4)	172,000(6)	2.7%
Larry E. Druffel(4)	71,305(7)	1.1%
Irwin Roth (4)	24,719(8)	*
All Directors and Executive Officers of the Company as a Group (4 Persons)	1,072,613(9)	16.9%

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

(3)
Calculated on the basis of 6,343,778 shares outstanding as of December 31, 2006, provided that any additional shares of Common Stock that a stockholder has the right to acquire within 60 days after December 31, 2006 are deemed to be outstanding for purposes of calculating that stockholder’s percentage beneficial ownership.

(4)	The address of all directors and executive officers is the Company’s Executive Offices located at 1800 Embarcadero Road, Palo Alto, California 94303.
(5)
Includes 350,000 shares, which may be purchased upon the exercise of employee stock options that are currently exercisable or will become exercisable within 60 days of December 31, 2006. Includes 24,000 shares owned by Mr. Jacobstein’s spouse; with respect to which, Mr. Jacobstein disclaims beneficial ownership.

(6)	Includes 172,000 shares that may be purchased upon the exercise of employee stock options that are currently exercisable or will become exercisable within 60 days of December 31, 2006.
(7)	Includes 64,305 shares that may be purchased upon the exercise of director stock options that are currently exercisable or will become exercisable within 60 days of December 31, 2006.
(8)	Includes 24,719 shares that may be purchased upon the exercise of director stock options that are currently exercisable or will become exercisable within 60 days of December 31, 2006.
(9)	Includes options for 608,024 shares that are currently exercisable or will become exercisable within 60 days of December 31, 2006.

Index

Item 12. Certain Relationships and Related Transactions, and Director Independence

The Company had no related party transactions in the year ended December 31, 2006. Information regarding director independence is set forth under Item 9, “Directors, Executive Officers, and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.”

Item 13. Exhibits

(a)(1) and (2): Financial Statements

Reference is made to the Index to Financial Statements preceding the consolidated financial statements included in response to Part II, Item 7 of this annual report for a list of all financial statements filed.

(a)(3): Exhibits

 Set forth below is a list of all exhibits filed herewith or incorporated by reference as part of this Annual Report on Form 10-KSB.

Exhibit No	Description
2.1	Asset Purchase Agreement between Teknowledge Corporation and Intuit Inc. dated August 17, 2005 (11)

3.1	Amended and Restated Bylaws of Teknowledge Corporation (4)

3.2	Amended and Restated Bylaws of Teknowledge Corporation (4)

3.3	Certificate of Designation, Preferences and Rights of the Terms of the Series A Preferred Stock(2)

4.1	Rights Agreement dated January 29, 1996 between the Company and Registrar and Transfer Company as Rights Agent (2)

10.1	Change of Control Agreement, dated November 21, 1994, between Teknowledge Corporation and Frederick Hayes-Roth and Neil Jacobstein (1)*

10.2	Teknowledge Corporation 1998 Stock Option Plan (3)*

10.3	Credit facility agreement with Bridge Bank, N.A., dated February 28, 2002 (5)

10.4	Modification and extension of credit facility agreement with Bridge Bank, N.A., dated March 28, 2003 (6)

10.5	Contract Termination letter between Teknowledge Corporation and BAE Systems, dated February 10, 2005 (7)

10.6	Modification and extension of credit facility agreement with Bridge Bank, N.A., dated March 28, 2005 (9)

10.7	Modification and extension of credit facility agreement with Bridge Bank, N.A., dated June 30, 2005 (10)

12.0	Charter of the Finance and Audit Committee of the Board of Directors of Teknowledge Corporation

14.0	Code of Ethics

16.1	Letter from Grant Thornton LLP to the Securities Exchange Commission dated, April 1, 2005 regarding change in independent public accountants (12)

23.1	Consent of Burr, Pilger & Mayer LLP, independent registered public accounting firm

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act Of 2002

32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act Of 2002

* Indicates management contract or compensatory plan, contract or arrangement

Index

References

(1)	Filed as an Exhibit to the Company’s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1994.

(2)	Filed as an Exhibit to the Company’s Current Report on Form 8-K dated February 12, 1996, related to the adoption of a 12(g) Shareholder Rights Agreement dated January 29, 1996.

(3)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 1998.

(4)	Filed as an Exhibit to the Company’s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 1998.

(5)	Filed as an Exhibit to the Company’s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2002.

(6)	Filed as an Exhibit to the Company’s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2002.

(7)	Filed as an Exhibit to the Company’s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2003.

(8)	Filed as an Exhibit to the Company’s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2004.

(8)	Filed as an Exhibit to the Company’s Annual Report on Form 10-KSB, for the fiscal year ended December 31, 2005.

(10)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended March 31, 2006.

(11)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended June 30, 2006.

(12)	Filed as an Exhibit to the Company’s Quarterly Report on Form 10-QSB, for the quarter ended September 30, 2006.

(13)	Filed as an Exhibit to the Company’s Current Report on Form 8-K/A dated April 1, 2005, Changes in Registrant’s Certifying Accountant.

(14)	Filed as an Exhibit to the Company’s Definitive Proxy Statement on Form DEF 14A dated October 20, 2005.

(15)	Filed as an Exhibit to the Company’s Definitive Proxy Statement on Form DEF 14A dated November 10, 2006.

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

Index

Item 14. Principal Accountant Fees and Services

The Board of Directors has selected and the stockholders have ratified the accounting firm of Burr, Pilger & Mayer LLP (“BPM”) as independent public accountants to examine and report upon the Company’s consolidated financial statements for the year ended December 31, 2006. BPM has acted in such capacity since its appointment on February 25, 2005 starting with the 2004 fiscal year end reports. Stockholder ratification of the selection of BPM as the Company’s independent public accountants is not required by the by-laws or otherwise. If the stockholders do not ratify the selection of BPM, the Board of Directors will reconsider the selection of independent public accountants for the Company.

The following table sets forth the aggregate fees billed to the Company for the fiscal years ended December 31, 2006 and December 31, 2005 by Burr, Pilger & Mayer LLP.

	2006	2005
Audit Fees	$204,110	$158,053
Tax Fees	$17,500	$28,403

The Chairman of the Finance and Audit Committee pre-approves all audit and any permissible non-audit services. There were no non-audit services performed in 2006. Audit fees include quarterly and annual review of SEC filings and financial results. The preparation of annual state and federal income tax forms is included in tax fees.

The Finance and Audit Committee has considered the role of BPM in providing consulting, tax services, and other non-audit services to the Company and has concluded that such services are compatible with BPM’s independence as the Company’s independent public outside accountants

Index

SIGNATURES

In accordance with the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Teknowledge Corporation

Date: April 12, 2007	By:	/s/ Neil Jacobstein
Neil Jacobstein
Chairman of the
Board of Directors

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Name	Capacity	Date

/s/ Neil Jacobstein	Chairman of the Board of Directors	April 12, 2007
Neil Jacobstein	and Chief Executive Officer
(Principal Executive Officer)

/s/ Michael D. Kaplan	Vice President Finance,	April 12, 2007
Michael D. Kaplan	Chief Financial Officer
(Principal Financial and Accounting Officer)

/s/ Benedict O'Mahoney	Director, Vice President,	April 12, 2007
Benedict O'Mahoney	Administration and Legal Affairs

/s/ Lawrence Druffel	Director	April 12, 2007
Lawrence Druffel

/s/ Irwin Roth	Director	April 12, 2007
Irwin Roth

Index

TEKNOWLEDGE CORPORATION

FORM 10-KSB — ITEM 13(a)(1) and (2)

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

The following consolidated financial statements of Teknowledge Corporation are included in Item 7:

Index

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Teknowledge Corporation

We have audited the accompanying consolidated balance sheet of Teknowledge Corporation and subsidiary (the “Company”) as of December 31, 2006, and the related consolidated statements of operations and comprehensive income (loss), stockholders' equity (deficiency), and cash flows for each of the two years in the period ended December 31, 2006. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor have we been engaged to perform, an audit of the Company's internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Teknowledge Corporation and subsidiary as of December 31, 2006, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Burr, Pilger & Mayer LLP
San Jose, California
March 30, 2007

Index

TEKNOWLEDGE CORPORATION
CONSOLIDATED BALANCE SHEET
AS OF DECEMBER 31, 2006

2006
ASSETS
Current assets:
Cash and cash equivalents	$771,112
Receivables:
Billed, net of allowance of $7,100	361,439
Unbilled & other receivables	275,434
Total receivables	636,873
Prepaids and other current assets	137,001
Total current assets	1,544,986

Long term government unbilled receivable	227,000
Fixed assets, at cost:
Computer and other equipment	3,275,335
Software	440,540
Furniture and fixtures	33,124
Leasehold improvements	6,428
Total fixed assets at cost	3,755,427
Less: Accumulated depreciation and amortization	(3,744,921)
Fixed assets, net	10,506
Total assets	$1,782,492

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$229,261
Payroll and related liabilities	208,919
Government rate reserve	2,248,305
Other accrued liabilities	97,213
Total current liabilities	2,783,698

Commitments and contingencies (see Notes 4 and 10)

Stockholders' deficiency:
Preferred stock, $.01 par value, authorized 2,500,000 shares, including Series A Convertible Preferred Stock, none issued	-
Common stock, $.01 par value, authorized 25,000,000 shares,5,735,754 shares issued and outstanding	57,358
Additional paid-in capital	1,926,521
Accumulated deficit since January 1, 1993	(2,985,085)
(following quasi-reorganization)
Total stockholders' deficiency	(1,001,206)
Total liabilities and stockholders' deficiency	$1,782,492

The accompanying notes are an integral part of these consolidated financial statements.

Index

TEKNOWLEDGE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)

	Twelve Months ended Dec 31,
	2006	2005
Revenues:
Software services and licenses	$1,930,262	$3,583,004
Patent licenses	999,999	465,000
Total revenues	2,930,261	4,048,004
Cost of revenues:
Software services and licenses	970,206	3,143,092
Patent licenses	290,389	298,997
Total cost of revenues	1,260,595	3,442,089
Gross profit	1,669,666	605,915
Operating expense:
General and administrative	1,558,384	1,795,817
Research and development	1,406,839	505,452
Sales and marketing	14,858	101,853
Gain on sale of assets	-	(3,733,248)
Total operating expenses (income)	2,980,081	(1,330,126)
Income (loss) from operations	(1,310,415)	1,936,041
Interest and other income (expense), net	65,310	(30,752)
Income (loss) before provision (benefit) for income taxes	(1,245,105)	1,905,289
Provision for income tax (benefit)	(48,208)	50,000
Net income (loss) and comprehensive income (loss)	(1,196,897)	1,855,289

Earnings (loss) per share:
- Basic	$(0.21)	$0.32
- Diluted	$(0.21)	$0.32

Shares used in computing earnings (loss) per share:
- Basic	5,735,754	5,735,754
- Diluted	5,735,754	5,883,519

The accompanying notes are an integral part of these consolidated financial statements.

Index

TEKNOWLEDGE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIENCY)

	Common Stock Shares Issued	Par Value	Additional Paid-in Capital	Accumulated Deficit	Total

Balance, January 1, 2005	5,735,754	$57,358	$1,904,847	$(3,643,477)	$(1,681,272)
Issuance of warrants			13,458		13,458
Net income	-	-	-	1,855,289	1,855,289
Balance, December 31, 2005	5,735,754	57,358	1,918,305	(1,788,188)	187,475

Stock-based compensation			8,216		8,216
Net loss	-	-	-	(1,196,897)	(1,196,897)
Balance, December 31, 2006	5,735,754	$57,358	$1,926,521	$(2,985,085)	$(1,001,206)

The accompanying notes are an integral part of these consolidated financial statements.

Index

TEKNOWLEDGE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Twelve Months ended Dec 31,
	2006	2005
Cash flows from operating activities:
Net income (loss)	$(1,196,897)	$1,855,289
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation and amortization	18,811	213,385
Amortization of warrants and options	13,641	25,299
Gain on sale of assets	-	(3,733,248)
Provision for doubtful accounts	(34,356)	18,590
Decrease (increase) in operating assets:
Receivables	87,007	926,300
Prepaids and other current assets	7,379	(49,348)
Increase (decrease) in operating liabilities:
Accounts payable	(69,968)	(1,365,980)
Other accrued liabilities	(220,373)	(338,184)
Net cash used in operating activities	(1,394,756)	(2,447,897)

Cash flows from investing activities:
Proceeds from sale of asset	-	5,775,980
Capitalization of software development costs	-	(452,169)
Purchase of fixed assets	(2,640)	(3,736)
Net cash provided by (used in) investing activities	(2,640)	5,320,075

Cash flows from financing activities:
Net repayment on line of credit	-	(864,841)
Net cash used in financing activities	-	(864,841)
Net decrease in cash and cash equivalents	(1,397,396)	2,007,337
Cash and cash equivalents at beginning of period	2,168,508	161,171
Cash and cash equivalents at end of period	$771,112	$2,168,508
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$54,809
Cash paid for income taxes	$13,105	$1,799

The accompanying notes are an integral part of these consolidated financial statements.

Index

TEKNOWLEDGE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2006

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

The consolidated financial statements of the Company have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future. The Company had a working capital deficiency and an accumulated deficit of $2,985,085 at December 31, 2006. Accordingly, the Company's ability to continue as a going concern is in substantial doubt and is dependent on the Company generating cash flows that are adequate to sustain the operations of the business and maintain its obligations with respect to secured and unsecured creditors, none of which is assured. The consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.

Management is currently implementing strategies designed to increase revenues, contain costs and improve the financial results of the Company’s operations. For example, having demonstrated the value of its patent portfolio in 2006 with the sale of a $1,000,000 patent license, the Company is now focusing some of its resources on selling a substantial number of patent licenses in 2007. Additionally, the Company recently signed several value-added reseller agreements with major storage hardware suppliers that can be used to augment its proprietary technology and help grow a robust professional services division.

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

Cash and Cash Equivalents

The Company considers all highly liquid debt securities, with original maturity dates of less than 90 days, cash equivalents. As of December 31, 2006, the Company’s funds were invested in three banks and one brokerage firm.

Index

Non-cash Transactions

Investing and financing activities that do not have a direct impact on current cash flows are excluded from the statement of cash flows.

During the years ended December 31, 2006 and 2005, non-cash charges for issuance of warrants of $0 and $13,458, were excluded from the statements of cash flows.

Receivables

Receivables as of December 31, 2006 consist of the following:

Commercial customers:
Billed receivables	$136,149
Unbilled receivables	15,248
151,397
U.S. Government:
Billed receivables	232,390
Unbilled receivables	260,186
Unbilled receivables - long-term	227,000
719,576

Gross receivables	870,973
Allowance for doubtful accounts	(7,100)

Total receivables, net	863,873
Less current receivables, net	(636,873)
Total long term government unbilled receivables	$227,000

Approximately $227,000 of unbilled government retained fees are not expected to be billed in 2007.

Concentration of Credit and Customer Risk

In 2006 and 2005, approximately 32% and 39% of the Company’s total revenues, respectively, were recorded in connection with U.S. Government contracts, principally of the cost-plus-fixed-fee type. In 2006, 87% of total revenues were from the Department of the Air Force. In 2005, 29% of total revenues were from the Department of the Air Force. In 2006, 34% of total revenue was attributed to the Financial Solutions segment and 34% to Patent licenses. In 2006, no Financial Solutions customers accounted for more than 10% of the Financial Solutions revenues, and thus of the total Company’s revenues. At December 31, 2006, 61% and 19% of Financial Solutions accounts receivable were attributable to MBNA and Intuit, respectively.

The majority of the Company’s accounts receivable are from financial services companies and the Federal Government. Credit is extended based on evaluation of a customers’ financial condition, and collateral is not generally required. Accounts receivable are generally due within 30 to 90 days and are stated at amounts due from customers net of an allowance for doubtful accounts. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time trade accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, and the condition of the general economy and the industry as a whole. The Company writes-off accounts receivable when they become uncollectible, and payments subsequently received on such receivables are credited to the allowance for doubtful accounts. The Company has not experienced a credit loss from a government customer nor does it anticipate such losses, and has not provided an allowance for doubtful accounts against government receivables. The Company provides reserves for anticipated disallowed direct and indirect costs reimbursements.

Financial instruments that potentially subject the Company to concentration of credit risk consist principally of trade receivables. The amounts reported for cash and cash equivalents, receivables, accounts payable, and accrued liabilities approximate the fair value due to their short maturities. As of December 31, 2006, the Company had $461,000 in cash on deposit in a bank that was in excess of Federal Deposit Insurance Corporation (“FDIC”) limits of $100,000.

Index

Fixed Assets

Furniture and equipment is depreciated using the straight-line method over their estimated useful lives ranging from three to five years. Maintenance and repairs are charged to expense as incurred. Leasehold improvements are amortized over the shorter of the useful life or the remaining lease term. Depreciation costs were $19,000 in 2006 and $32,000 in 2005. Third party software is amortized over their estimated useful lives of three years and computers and equipment are depreciated over their estimated useful lives of two years. Both third party software and computers and equipment are depreciated using straight-line method over their estimated useful lives.

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

Income Tax Liabilities

Income tax expense includes U.S. and state income taxes. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes.

Revenue Recognition

The Company derives revenue from research and development contracts (Government Contract R&D) with the U.S. Government and from sales of software products and services for Financial Solutions, patent and technology licensing, and commercial business applications of government Security Systems to commercial customers.

(a)  Contract Revenue

The Company principally uses the percentage-of-completion method of accounting for contract revenues for both government and commercial projects. The percentage-of-completion method is based on total costs incurred to date compared with estimated total costs upon completion of contracts. The Company charges all losses on contracts to operations in the period when the loss is known. For contracts that do not meet the criteria for the percentage-of-completion method, the Company recognizes contract revenue on a completed contract basis. 15% of the fee for government contracts, which is approximately one percent of the total contract award, is retained and may be billed after the final indirect rates are submitted to the government. The final indirect rates are not submitted to the government until they have been reviewed and approved by the Defense Contract Audit Agency (“DCAA”). Revenue on the retained fee is recognized as earned but not billed until the final indirect rates have been approved by the DCAA. The Company has not received final overhead rate approval from government agencies for costs incurred during the fiscal years 2001 through 2006. Accordingly, the Company has recorded a rate adjustment reserve of $2,248,000 related to potential audit agency adjustments to the Company’s indirect overhead rates.

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

Index

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

Stock-Based Compensation Volatility

Stock-based compensation is calculated using the modified Black-Scholes option pricing model. The volatility component is based on the Company’s historical share price performance over the preceding 5 years. In 2006, a volatility measurement of 166% was used in calculating stock-based compensation expense.

Depreciation and Amortization Expense

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated life of the asset or the lease term. Computer software developed or obtained for internal use is depreciated using the straight-line method over the estimated useful life of the software, generally three years or less.

Intangible assets are amortized using the straight-line method over their estimated period of benefit. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented.

Research and Development Costs

Research and development (“R&D”) expenses are comprised of expenses related to internal R&D, third-party R&D activities (“Contract R&D”), and purchased R&D costs arising from the company’s business development activities.

Internal R&D costs are expensed as incurred in compliance with FASB Statement No. 2 (“FAS-2”), “Accounting for Research and Development Costs.” Equipment, facilities, materials, and intangibles bought that have alternative future benefit in R&D activities are capitalized. Any resulting depreciation or amortization expense on such assets is presented as an R&D expense. When there is no future alternative use, the costs are immediately expensed. R&D costs include employee salaries directly tied to R&D efforts, and directly allocable indirect costs for R&D efforts. R&D costs for software development are expensed up until technological feasibility has been established. During 2006 and 2005, internal R&D costs of $1,407,000 and $505,000 respectively were expensed.

Index

Contract R&D costs are expensed as cost of revenues at the point when revenue is recognized on work performed under contract for the Company’s customers. During 2006 and 2005, contract R&D costs of $418,000 and $973,000 respectively were recognized as cost of revenues.

Capitalized Software Development Costs

Teknowledge capitalizes software development costs once technological feasibility is reached and continuing until general availability of the product. During 2006 and 2005, software development costs of $0 and $452,000 were capitalized respectively. Amortization costs were $0 in 2006, and $181,000 in 2005. Amortization is included in cost of revenues in the accompanying consolidated statements of operations. The Company’s policy is to amortize capitalized software development costs by the greater of (a) the ratio of current gross revenues for a product to anticipated gross revenues for that product, or (b) the straight-line method over the estimated economic life of the product, which is estimated at three years.

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

A summary of the earnings (loss) per share calculation for the years ended December 31, 2006 and 2005 is as follows:

	2006	2005
	(in thousands, except per share amounts)
Net income (loss) available to common shareholders:
Numerator: Net income (loss)	$(1,197)	$1,855

Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	5,736	5,736
Shares used in basic per share calculation	5,736	5,736

Effect of dilutive securities:
Warrants	-	16
Employee stock options	-	132
Diluted weighted average common shares	5,736	5,884

Basic net income (loss) per share	$(0.21)	$0.32
Diluted net income (loss) per share	$(0.21)	$0.32

In 2006, 1,261,943 options and warrants to purchase shares of common stock were excluded from the computation of diluted loss per share as all such securities were antidilutive due to the company’s loss in 2006. In 2005, 373,471 options and 56,750 warrants to purchase shares of commons stock were excluded from the computation of diluted earnings per share because the options’ and warrants exercise price was greater than the average market price of the common shares and anti-dilutive.

Recently Issued Accounting Pronouncements

In June 2006, FASB issued FASB Interpretation FIN No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109", to address the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 goes into effect for fiscal years beginning after December 15, 2006. We have not yet determined the final impact, if any, that the adoption of FIN No. 48 will have on our financial position; however, we do not anticipate the change will have a material impact on our financial position, results of operations or cash flows.

Index

In June 2006, the FASB Emerging Issues Task Force ("EITF") issued EITF Issue No. 06-2, "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences", to address whether certain compensation costs associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period. EITF Issue No. 06-2 goes into effect for fiscal years beginning after December 15, 2006. We have not yet determined the final impact, if any, that the adoption of EITF Issue No. 06-2 will have on our financial position; however, we do not anticipate the change will have a material impact on our financial position, results of operations or cash flows.

In September 2006, the Financial Accounting Standards Board ("FASB") issued FAS No. 157, "Fair Value Measurements." This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the Board having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. However, for some entities, the application of this Statement will change current practice. FAS No. 157 goes into effect for fiscal years beginning after November 15, 2007. We have not yet determined the final impact, if any, that the adoption of FAS No. 157 will have on our financial position; however, we do not anticipate the change will have a material impact on our financial position, results of operations or cash flows.

In September 2006, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 is effective for fiscal years ending on or after November 15, 2006 and addresses how financial statement errors should be considered from a materiality perspective and corrected. The literature provides interpretive guidance on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. Historically, there have been two approaches commonly used to quantify such errors: (i) the “rollover” approach, which quantifies the error as the amount by which the current year income statement is misstated, and (ii) the “iron curtain” approach, which quantifies the error as the cumulative amount by which the current year balance sheet is misstated. The SEC Staff believes that companies should quantify errors using both approaches and evaluate whether either of these approaches results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. The Company adopted SAB No. 108 in the fourth quarter of fiscal year 2006 and we have determined that it did not have a material impact on its consolidated financial statements.

3.       Other Accrued Liabilities

Other accrued liabilities as of December 31, 2006 consist of the following:

Deferred revenue	$100,567
Other	(3,354)
$97,213

4.      Lease Commitments

        The Company leases facilities and equipment under non-cancelable operating leases. As of December 31, 2006, the Company had facility leases with durations of more than one year in the following locations:

Location	Expires

Palo Alto, California	October 31, 2007
Marina Del Rey, California	May 5, 2008

The remaining obligations under these leases are as follows:

Year Ending December 31,
2007	$300,761
2008	44,525
$345,286

Index

Rent expense for the years ended December 31, 2006 and 2005 totaled approximately $351,000 and $314,000, respectively.

5.      Income Taxes

The Company accounts for income taxes using an asset and liability approach for computing deferred income taxes based on enacted tax laws and rates applicable to the period in which the differences between the tax basis and financial reporting basis of assets and liabilities reverse.

The provision for income taxes differs from the statutory U.S. Federal income tax rate due to the following:

	2006	2005

Provision (benefit) at U.S. statutory rate	(34.0%)	34.0%
Change in valuation allowance	30.1%	(31.4%)
Other		-
Effective tax rate	(3.9%)	2.6%

The components of the deferred income tax asset as of December 31, 2006 are as follows:

Net operating loss carryforwards	$4,975,921
Tax credit carryforwards	979,170
Cumulative temporary differences	1,462,902
Deferred tax asset	7,417,993
Valuation allowance	(7,417,993)
Net deferred tax asset	$-

Management believes that sufficient uncertainty exists with regard to the realizability of the Company’s tax assets that a full valuation allowance is necessary. These factors include the lack of a significant history of consistent profits and a lack of carryback capacity to realize these assets.  The change in valuation allowance was $2.9 million and $3.6 million in 2006 and 2005, respectively. Given the Company’s pretax profit in 2005, all of which was generated in the U.S., the Company generated enough income to incur both California and the Federal Government current alternative minimum tax (“AMT”) on corporations. This situation did not recur in 2006 due to the Company’s pre-tax loss.

At December 31, 2006, the Company had Federal and state net operating loss carryforwards of approximately $14 million and $1 million respectively available to offset future taxable income. These loss carryforwards expire at various dates through the year 2024 as follows:

These loss carryforwards expire at various dates through the year 2024 as follows:

2007	$9,000,000
2008	4,000,000
2009	-
2010 - 2024	1,000,000
$14,000,000

In 2006, $7 million of net operating losses expired. The availability and timing of the amount of prior losses to be used to offset taxable income in future years may be limited due to various tax law provisions, including any change in ownership interest of the Company resulting from significant stock transactions.

6.       401(k) Plan

The Company has a 401(k) plan and participants in the plan may make a contribution as a percentage of their gross wages subject to the applicable government limits. In 2006, the Company matched 5% of contributions on eligible wages. The Company’s matching contribution vests at 20% per year over a five-year period. The Company contributed approximately $94,000 and $153,000 to the plan during 2006 and 2005, respectively.

Index

7.       Stockholders’ Equity (Deficiency)

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

8.      Stock-Based Compensation

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

Prior to the Adoption of SFAS No. 123R

 Teknowledge previously accounted for stock-based compensation using the intrinsic value method in accordance with the provisions of Accounting Principle Board Opinion No. 25, “Accounting for Stock Issued to Employees,” as allowed by SFAS No. 123, “Accounting for Stock Based Compensation” (“SFAS No. 123”) as amended by SFAS No. 148, “Accounting for Stock Based Compensation — Transition and Disclosures, an Amendment of SFAS No. 123.” Under the intrinsic value method, Teknowledge did not recognize any compensation expense when the exercise price of stock options issued to employees and directors was equal to the fair market value of our common stock at the time the options were granted. Had compensation expense been recognized using the fair value-based method under SFAS No. 123, Teknowledge’s pro forma consolidated income and income per share would have been as follows (in thousands, except per share amounts):

Year Ended December 31, 2005
Net income as reported	$1,855
Stock-based non employee compensation expense included in reported net income	25
Pro forma stock compensation expense computed under the fair value method for all awards	(232)
Pro forma net income	$1,648

Basic and diluted net income per share, as reported	$0.32
Pro forma net income per share, basic	$0.29
Pro forma net income per share, diluted	$0.28

For purposes of the weighted average estimated fair value calculations, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

Index

Year Ended December 31, 2005
Risk-free interest rate	4%
Expected life of option	1.0 year
Expected dividends	0%
Volatility	200%
Weighted average fair value at grant date	$0.22

Impact of the Adoption of SFAS No. 123R

The Company elected to adopt the modified prospective application method as provided by SFAS No. 123R. The effect of recording stock-based compensation for the year ended December 31, 2006 was as follows (in thousands, except per share data):

Year Ended December 31, 2006
Stock-based compensation expense by type of award:
Employee stock options	$3
Total stock-based compensation	3
Tax effect on stock-based compensation	-

Net effect on net loss	$3

Effect on basic and diluted net loss per share	$-

For purposes of calculating stock-based compensation expense, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

Year Ended December 31,
2006
Risk-free interest rate	5%
Expected life of option	1.0 year
Expected dividends	0%
Volatility	166%
Weighted average fair value at grant date	$0.20

The unrecorded deferred stock-based compensation balance related to stock options as of January 1, 2006 was $5,000 before estimated forfeitures and will be reclassified into additional paid-in-capital as it is expensed, as is required by the adoption of SFAS No. 123R. In the Company’s pro forma disclosures prior to the adoption of SFAS No. 123R, the Company accounted for forfeitures upon occurrence. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. The Company has elected to use actual forfeitures during 2006 in order calculate the remaining unrecorded deferred stock-based compensation balance. The Company has calculated that the stock-based compensation for awards not expected to vest is $1,000, and therefore, the unrecorded deferred stock-based compensation balance related to stock options has been adjusted to approximately $4,000 after forfeitures.

During the year ended December 31, 2006, the Company granted 23,810 options that vested immediately to Teknowledge’s non-employee Board of Directors as compensation for services rendered in 2005. The Company also granted 6,000 options to non-employee Board of Directors that vest over a period of one year and 1,000 employee options that vest over a period of five years. In 2006, the Company recorded stock-based compensation related to stock options of $3,000.

Index

As of December 31, 2006, the unrecorded deferred stock-based compensation balance related to stock options was $1,000 and will be recognized over an estimated weighted average amortization period of 4.25 years.

 Stock-Based Compensation Plans

The Company’s stock option plan for employees is called the Teknowledge Corporation 1998 Stock Option Plan (the “1998 Plan”) and the stock option plan for Directors is called the 2002 Teknowledge Plan for Non-Employee Directors (the “Directors’ Plan”).

The aggregate number of shares issued under the 1998 Plan may not exceed 2,345,101 shares of common stock and 1,181,182 shares were available for future grant as of December 31, 2006. The Board of Directors has granted options to employees that are either incentive stock options (“ISO”) or non-statutory stock options (“NSO”). For ISO, the exercise price of the common stock options may not be less than the fair market value on the date of grant. For NSO, the exercise price of the common stock may not be less than 85% of the fair market value of the common stock on the date of grant. Options that were granted in 2006 vest immediately or by December 31, 2006. For 2004 and prior, the options vest in quarterly increments starting the second year of a four-year term and expire ten years after the grant date. Management will utilize cash bonuses instead of issuing options.

The aggregate number of shares issued under the Directors’ Plan may not exceed 250,000 shares of common stock and 151,976 shares were available for future grant as of December 31, 2006. Under this plan, non-employee directors are entitled to receive annual option grants to purchase 3,000 shares of common stock on their initial election to the Board and thereafter on the anniversary date of their election to the Board. The Company, under the Directors’ Plan may grant options to purchase common stock in lieu of cash payments for directors’ fees. Options, which are granted at fair market value, are exercisable one year after the grant date and expire ten years from the grant date.

As of December 31, 2006, the following number of shares of common stock have been reserved for future issuance under both Plans:

Teknowledge Corporation 1998 Stock Option Plan	1,181,182
2002 Stock Option Plan for Non-Employee Directors	151,976
1,333,158

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2004	1,000,095	$3.52
Granted	1,141,596	$0.39
Exercised	-	-
Forfeited	(929,564)	$2.54
Outstanding at December 31, 2005	1,212,127	$1.34
Granted	30,810	$0.21
Exercised	-	-
Forfeited	(67,744)	$2.29
Outstanding at December 31, 2006	1,175,193	$1.26	7.2	$4

Vested and expected to vest at December 31, 2006	1,174,884	$1.26	7.2	$4
Exercisable at end of year	1,166,973	$1.26	7.2	$4

Index

The following table summarizes information about stock options outstanding at December 31, 2006:

	Options Outstanding			Options Vested & Exercisable
Range of Exercise Prices		Weighted Average Contractual Life	Weighted Average Exercise Price		Weighted Average Exercise Price
($'s)	Options	(Years)	($'s)	Options	($'s)

0.05 - 1.00	851,649	8.7	0.36	844,649	0.36
1.01 - 2.00	18,416	6.4	1.42	17,666	1.43
2.01 - 3.00	104,321	3.0	2.13	104,321	2.13
3.01 - 4.00	58,807	3.2	3.77	58,337	3.77
4.01 - 5.00	136,000	3.5	4.85	136,000	4.85
5.01 - 12.00	6,000	3.0	6.85	6,000	6.85
0.05 - 8.15	1,175,193	7.2	1.26	1,166,973	1.26

9.      Interest and Other Income (Expense), net

        The composition of interest and other income (expense), net, is as follows:

	2006	2005

Interest income	$58,311	$22,602
Interest expense	-	(54,809)
Other	6,999	1,455
	$65,310	$(30,752)

10.       Contingencies

Legal Proceedings

On April 1, 2006, Teknowledge filed a lawsuit against the United States Government in the United States Court of Federal Claims. Teknowledge is requesting that the court rule as improper a contracting officer’s decision dated January 19, 2006 that Teknowledge must account for all Software Amortization costs as direct costs of the Financial Services overhead pool, and that Teknowledge may, pursuant to the Federal Acquisition Regulation (FAR), account for 31% of the Software Amortization costs as indirect costs of the government overhead pool and recover those costs. No trial date has been set. A Pretrial Scheduling Order was filed on October 10, 2006 mandating that the parties submit a Joint Status Report by October 15, 2007.

On October 6, 2006, Teknowledge was served with a lawsuit from Large Systems Specialists, Inc., a contractor of Teknowledge. The lawsuit was filed in the Superior Court of California, Santa Clara County, and claims breach of contract and requests damages in the amount of $343,583. The lawsuit is a result of Teknowledge contesting an invoice submitted on June 29, 2006 in the amount of $252,265.00. The invoice was submitted under a consulting services agreement and related software maintenance services agreement, and was submitted for alleged under-billing by Large Systems Specialists, Inc for the period February 4, 2003 to June 16, 2006. On October 31, 2006, Teknowledge invoked the arbitration clause of the subject agreements and stipulated to a Stay of Action Pending Arbitration. It is anticipated that an arbitration on the matter will be schedule during the second quarter of 2007.

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

Index

11.       Segment Reporting

The Company operates three reporting segments, Financial Solutions, Government Contract R&D, and Patents and Technology Licensing. In 2006, Patents and Technology Licensing has become significant enough to merit its own separate reporting segment. The government sponsored Contract R&D segment includes R&D work in the following technical areas: computer software security, web-based training systems, distributed systems and knowledge systems. Technical personnel in the Government Contract R&D segment are sponsored by the government, and are organized into groups that support specific technical contracts and projects. The chief decision maker, the Company’s CEO, views the operating segments as a matrix of technical personnel, management, engineering services, technology, and other resources. The Company does not account for or report to the CEO its assets or capital expenditures by operating segment. Operating costs and expenses are managed by segment. Decisions about resource allocation are based primarily on contract requirements and utilization rates of the employees. Performance assessment for managers in any operating segment is based primarily on technical performance and overall profitability of the Company.

Financial information about segments (in thousands):

	Financial Solutions	Government Contract R&D	Patent & Technology licensing		Total
Year ended December 31, 2006:
Revenues	$985	$945	$1,000	(1)	$2,930
Cost of revenues	552	418	290		1,260
Gross profit (loss)	$433	$527	$710		$1,670

Year ended December 31, 2005:
Revenues	$2,010	$1,573	$465	(2)	$4,048
Cost of revenues	2,170	973	299		3,442
Gross profit (loss)	$(160)	$600	$166		$606

(1) The Patent and Technology revenues are the result of one patent and technology agreement in 2006.
(2) The Patent and Technology revenues are the result of two patent and technology agreements in 2005 arising from legal settlements.

        Revenue for customers in the United States of America represented approximately 91% and 91% in 2006 and 2005, respectively. Substantially all of the Company’s long-lived assets are in the United States.

12.       Disposal of Capitalized Software Asset:

On August 22, 2005, Teknowledge concluded the sale of its TekPortal technology, an asset from its Financial Solutions business unit, to Intuit Inc. for $7,000,000. As part of the technology sale, Intuit was granted a license to each of Teknowledge’s six active patents, and acquired Teknowledge’s pending patent on OFX technology. Teknowledge retained ownership of all of its current customer contracts and patents. It also received a license to apply TekPortal “dual-use” application software in the military, intelligence, and homeland security arenas. $1,050,000 of the gross proceeds of the asset sale were held in escrow as a reserve for indemnification claims for a period of eighteen months; these amounts, plus interest, were released from escrow and remitted to the Company in March 2007.   The Company recorded proceeds of $5,950,000 that was partially offset by the disposal of the software asset’s book value of $2,012,000 and asset sale related legal and other direct expenses totaling $174,000.

Index

13.       Unaudited Quarterly Financial Data

	Quarterly Results Summary
	(In thousands, except per share data)
	First	Second	Third		Fourth	Total
Year ended December 31, 2006:
Revenues	$608	$1,541	$560		$221	$2,930
Gross profit (loss)	305	998	360		6	$1,669
Net income (loss)	(475)	330	(368)		(684)	$(1,197)
Basic net income (loss) per share	(0.08)	0.06	(0.06)		(0.12)	(0.21)
Diluted net income (loss) per share	(0.08)	0.06	(0.06)		(0.12)	(0.21)

Year ended December 31, 2005:
Revenues	$1,631	$963	$916		$538	$4,048
Gross profit (loss)	399	185	(240)		262	606
Basic net income (loss)	(136)	(417)	2,742	(1)	(334)	1,855
Basic net income (loss) per share	(0.02)	(0.07)	0.47		(0.06)	0.32
Diluted net income (loss) per share	(0.02)	(0.07)	0.47		(0.06)	0.32

(1)Q3 2005 includes $3,764,000 gain on sale of the TekPortal product to Intuit

14.       Subsequent Events

On March 1, 2007, the Company received $1,115,925 from an escrow account that had been maintained since the sale of the Company’s TekPortal product to Intuit in August 2005. An amount of $1,050,000 of the sales price had been held in escrow for a period of eighteen months as a reserve for indemnification claims. As there were no eligible claims, the Company received the full amount of the escrow plus interest of $65,925.