Form 10QSB
period 2007-03-31
TEKNOWLEDGE CORP
filed 2007-05-16
CIK 716214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

            (Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 10, 2007

Common Stock, $0.01 par value	5,735,754

TABLE OF CONTENTS

			Page No.
	PART I.	FINANCIAL INFORMATION

Item 1.		Condensed Consolidated Financial Statements (Unaudited)

		Condensed Consolidated Balance Sheets as of March 31, 2007 and December 31, 2006	3

		Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
		for the three months ended March 31, 2007 and 2006	4

		Condensed Consolidated Statements of Cash Flows for three months ended
		March 31, 2007 and 2006	5

		Notes to the Condensed Consolidated Financial Statements	6

Item 2.		Management's Discussion and Analysis of Financial Condition and Results of	13

Item 3.		Controls and Procedures	26

	PART II.	OTHER INFORMATION

Item 1.		Legal Proceedings	27

Item 6.		Exhibits and Reports on Form 8-K	27

Signatures			28

Exhibits 31.1 and 31.2 (the 302 certifications)	29

Exhibits 32.1 and 32.2 (the 906 certifications)	31

PART I. FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements

TEKNOWLEDGE CORPORATION
 CONDENSED CONSOLIDATED BALANCE SHEETS
	March 31, 2007	December 31, 2006
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$1,394,776	$771,112
Receivables:
Billed, net of allowance of $4,500 and $7,100, respectively	151,052	361,439
Unbilled & other receivables	423,509	275,434
Total receivables	574,561	636,873
Prepaids and other current assets	87,889	137,001
Total current assets	2,057,226	1,544,986

Long term government unbilled receivable	211,000	227,000
Fixed assets, at cost:
Computer and other equipment	3,275,335	3,275,335
Software	440,540	440,540
Furniture and fixtures	33,124	33,124
Leasehold improvements	6,428	6,428
Total fixed assets at cost	3,755,427	3,755,427
Less: Accumulated depreciation and amortization	(3,747,894)	(3,744,921)
Fixed assets, net	7,533	10,506
Total assets	$2,275,759	$1,782,492

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$244,856	$229,261
Payroll and related liabilities	246,219	208,919
Government rate reserve	2,248,306	2,248,305
Other accrued liabilities	74,726	97,213
Total current liabilities	2,814,107	2,783,698

Contingencies (see Note 10)

Stockholders' deficiency:
Preferred stock, $.01 par value, authorized 2,500,000 shares, including	-	-
Series A Convertible Preferred Stock, none issued
Common stock, $.01 par value, authorized 25,000,000 shares,
5,735,754 shares issued and outstanding in 2007 and 2006	57,358	57,358
Additional paid-in capital	1,926,916	1,926,521
Accumulated deficit since January 1, 1993	(2,522,622)	(2,985,085)
(following quasi-reorganization)
Total stockholders' deficiency	(538,348)	(1,001,206)
Total liabilities and stockholders' deficiency	$2,275,759	$1,782,492

The accompanying notes are an integral part of these consolidated financial statements.

(1)	The information in this column was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2006.

TEKNOWLEDGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months ended March 31,
	2007	2006
Revenues:
Software services and licenses	$302,452	$608,040

Total revenues	302,452	608,040
Cost of revenues:
Software services and licenses	189,999	286,943
Patent licenses	8,016	15,645
Total cost of revenues	198,015	302,588
Gross profit	104,437	305,452
Operating expense:
General and administrative	425,449	484,527
Research and development	337,763	315,490
Sales and marketing	2,756	1,671
Gain on sale of assets	(1,050,000)	-
Total operating expenses (income)	(284,032)	801,688
Income (loss) from operations	388,469	(496,236)
Interest and other income (expense), net	73,994	21,317
Net income (loss) and comprehensive income (loss)	462,463	(474,919)

Earnings (loss) per share:
- Basic	$0.08	$(0.08)
- Diluted	$0.08	$(0.08)

Shares used in computing earnings (loss) per share:
- Basic	5,735,754	5,735,754
- Diluted	5,739,240	5,735,754

The accompanying notes are an integral part of these condensed consolidated financial statements.

TEKNOWLEDGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months ended March 31,
	2007	2006
Cash flows from operating activities:
Net income (loss)	$462,463	$(474,919)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	2,973	5,571
Amortization of warrants and options	395	9,570
Gain on sale of assets	(1,050,000)	-
Provision for doubtful accounts	(2,600)	(38,137)
Decrease (increase) in operating assets:
Receivables	80,912	35,570
Prepaids and other current assets	49,111	27,703
Increase (decrease) in operating liabilities:
Accounts payable	15,595	16,472
Other accrued liabilities	14,815	(3,338)
Net cash used in operating activities	(426,336)	(421,508)

Cash flows from investing activities:
Proceeds from sale of asset	1,050,000	-
Purchase of fixed assets	-	(2,640)
Net cash provided by (used in) investing activities	1,050,000	(2,640)

Cash flows from financing activities:
Net decrease in cash and cash equivalents	623,664	(424,148)
Cash and cash equivalents at beginning of period	771,112	2,168,508
Cash and cash equivalents at end of period	$1,394,776	$1,744,360
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	$-	$-
The accompanying notes are an integral part of these condensed consolidated financial statements.

TEKNOWLEDGE CORPORATION
NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.     Basis of Presentation

Teknowledge Corporation (“the Company”) has prepared the unaudited condensed consolidated financial statements included herein, pursuant to the rules and regulations of the Securities and Exchange Commission and accounting principles generally accepted in the United States of America (US GAAP). Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with US GAAP have been condensed or omitted pursuant to such rules and regulations. These interim statements should be read in conjunction with the financial statements and the notes thereto included in the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2006. In the opinion of management, these interim statements include all adjustments consisting of normal, recurring adjustments, which are necessary for a fair presentation of results for such periods. The results of operations for any interim period presented herein are not necessarily indicative of results that may be achieved for the entire fiscal year ending December 31, 2007.

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

3.      Capitalized software development costs

Teknowledge capitalizes software development costs once technological feasibility is reached and continuing until general commercial availability of the product. During the three months ended March 31, 2007 and 2006, software development costs of $0 and $0 were capitalized respectively. Amortization costs were $0 for the three months ended March 31, 2007 and $0 for the three months ended March 31, 2006. The Company’s policy is to amortize capitalized software development costs by the greater of (a) the ratio of current gross revenues for a product to anticipated gross revenues over the estimated life of that product, or (b) the straight-line method over the estimated economic life of the product, which is estimated at three years. The Company capitalizes software development costs in anticipation of future revenue principally from the sale of licenses, maintenance, and related services. The Management evaluates the financial performance of its software at least quarterly to measure the performance against plan objectives and specific sales prospects. This is to ensure that these software development costs are being recorded at the lower of unamortized cost or net realizable value.

4.     Earnings (Loss) Per Share

 Basic earnings (loss) per share are calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares of outstanding common stock plus the effect of potentially dilutive common stock securities during the period. Potentially dilutive securities consist of shares issuable upon the exercise of outstanding common stock options and warrants. These securities amounted to 3,486 shares for the three months ended March 31, 2007.  All potentially dilutive securities have been excluded from the calculation of the diluted net loss per share for the three-month period ended March 31, 2006, as their inclusion would be anti-dilutive. These securities amounted to 1,270,287 shares for the three months ended March 31, 2006.

A summary of the net income (loss) per share calculation for the three month periods ended March 31, 2007 and 2006 is as follows (in thousands, except per share amounts):

	Three Months Ended March 31,
	2007	2006
	(in thousands, except per share amounts)
Net income (loss) available to common shareholders:
Numerator: Net income (loss)	$462	$(475)

Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	5,736	5,736

Effect of dilutive securities:
Diluted weighted average common shares	5,739	5,736

Basic net income (loss) per share	$0.08	$(0.08)
Diluted net income (loss) per share	$0.08	$(0.08)

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

Impact of the Adoption of SFAS No. 123R

For purposes of calculating stock-based compensation expense, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended March 31,
	2007	2006
Risk-free interest rate	5%	4.5%
Expected life of option	1.0 year	1.0 year
Expected dividends	0%	0%
Volatility	166%	90%
Weighted average fair value at grant date	N/A	N/A

The unrecorded deferred stock-based compensation balance related to stock options as of January 1, 2006 was $5,000 before estimated forfeitures and will be reclassified into additional paid-in-capital as it is expensed, as is required by the adoption of SFAS No. 123R. In the Company’s pro forma disclosures prior to the adoption of SFAS No. 123R, the Company accounted for forfeitures upon occurrence. SFAS No. 123R requires forfeitures to be estimated at the time of grant and revised if necessary in subsequent periods if actual forfeitures differ from those estimates. The Company has elected to use actual forfeitures during 2006 and 2007 in order calculate the remaining unrecorded deferred stock-based compensation balance. The Company has calculated that the stock-based compensation for awards not expected to vest is $1,000, and therefore, the unrecorded deferred stock-based compensation balance related to stock options has been adjusted to approximately $4,000 after forfeitures.

During the quarter ended March 31, 2007, the Company granted no options to non-employee Board of Directors and no employee options that vest over a period of five years.  In the first quarter of 2007, the Company recorded $395 of stock-based compensation related to stock options.

As of March 31, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $1,000 and will be recognized over an estimated weighted average amortization period of 4.25 years.

Stock-Based Compensation Plans

The Company’s stock option plan for employees is called the Teknowledge Corporation 1998 Stock Option Plan (the “1998 Plan”) and the stock option plan for Directors is called the 2002 Teknowledge Plan for Non-Employee Directors (the “Directors’ Plan”).

The aggregate number of shares issued under the 1998 Plan may not exceed 2,345,101 shares of common stock and 1,181,182 shares were available for future grant as of March 31, 2007. The Board of Directors has granted options to employees that are either incentive stock options (“ISO”) or non-statutory stock options (“NSO”). For ISO, the exercise price of the common stock options may not be less than the fair market value on the date of grant. For NSO, the exercise price of the common stock may not be less than 85% of the fair market value of the common stock on the date of grant. Options that were granted in 2006 vest immediately or by December 31, 2006. For  2004 and prior, the options vest in quarterly increments starting the second year of a four-year term and expire ten years after the grant date. Management will utilize cash bonuses instead of issuing options.

The aggregate number of shares issued under the Directors’ Plan may not exceed 250,000 shares of common stock and 151,976 shares were available for future grant as of March 31, 2007. Under this plan, non-employee directors are entitled to receive annual option grants to purchase 3,000 shares of common stock on their initial election to the Board and thereafter on the anniversary date of their election to the Board. The Company, under the Directors’ Plan may grant options to purchase common stock in lieu of cash payments for directors’ fees. Options, which are granted at fair market value, are exercisable one year after the grant date and expire ten years from the grant date.

As of March 31, 2007 the following number of shares of common stock have been reserved for future issuance under both Plans:

Teknowledge Corporation 1998 Stock Option Plan	1,181,182
2002 Stock Option Plan for Non-Employee Directors	151,976
1,333,158

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2004	1,000,095	$3.52
Granted	1,141,596	$0.39
Exercised	-	-
Forfeited	(929,564)	$2.54
Outstanding at December 31, 2005	1,212,127	$1.34
Granted	30,810	$0.21
Exercised	-	-
Forfeited	(67,744)	$2.29
Outstanding at December 31, 2006	1,175,193	$1.26	7.2	$4
Granted	-	$-
Exercised	-	-
Forfeited	-	$-
Outstanding at March 31, 2007	1,175,193	$1.26	7.2	$4
Vested and expected to vest
at March 31, 2007	1,174,884	$1.26	7.2	$4
Exercisable at March 31, 2007	1,166,973	$1.26	7.2	$4

The following table summarizes information about stock options outstanding at March 31, 2007:

	Options Outstanding			Options Vested & Exercisable
Range of Exercise Prices		Weighted Average Contractual Life	Weighted Average Exercise Price		Weighted Average Exercise Price
($'s)	Options	(Years)	($'s)	Options	($'s)

0.05 - 1.00	851,649	8.7	0.36	844,649	0.36
1.01 - 2.00	18,416	6.4	1.42	17,666	1.43
2.01 - 3.00	104,321	3.0	2.13	104,321	2.13
3.01 - 4.00	58,807	3.2	3.77	58,337	3.77
4.01 - 5.00	136,000	3.5	4.85	136,000	4.85
5.01 - 12.00	6,000	3.0	6.85	6,000	6.85
0.05 - 8.15	1,175,193	7.2	1.26	1,166,973	1.26

6.     Revenue Recognition

The Company derives revenue from research and development contracts with the U.S. Government and from sales of software products and services from its Financial Solutions segment. Revenue is also generated from Patent and Technology Licensing.

(a)	Contract Revenue

The Company principally uses the percentage-of-completion method of accounting for contract revenues for both government and commercial projects. The percentage-of-completion method is based on total costs incurred to date compared with estimated total costs upon completion of contracts. The Company charges all losses on contracts to operations in the period when the loss is known. For contracts that do not meet the criteria for the percentage-of-completion method, the Company recognizes contract revenue on a completed contract basis. Fifteen percent of the fee for government contracts is retained and may be billed after the final indirect rates are submitted to the government. The final indirect rates are not submitted to the government until they have been reviewed and approved by the Defense Contract Audit Agency (“DCAA”). Revenue on the retained fee is recognized as earned but not billed until the final indirect rates have been approved by the DCAA. As of March 31, 2007, the Company calculated that it had approximately $211,000 of unbilled retained fees on its completed government contracts that will be collected in future periods. The Company has not received final overhead rate approval from government agencies for costs incurred during the fiscal years 2001 through 2004. Accordingly, the Company has recorded a rate adjustment reserve of $2,248,000 related to potential adjustments to the Company’s indirect overhead rates.

(b)	Software License and Services

The Company derives revenue as follows: (i) sale of software licenses to end users, and (ii) services which include consulting, training, and post-contract customer support (“PCS”). The policy outlined below establishes the standards for ensuring that the Company recognizes revenue consistently, and in accordance with the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP 98-9, Modification of SOP 97-2, “Software Revenue Recognition with Respect to Certain Transactions.”

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

Financial information about segments (in thousands):
	Financial Solutions	Government Contract R&D	Patent & Technology licensing	Total
Three months ended March 31, 2007:
Revenues	$151	$151	$-	$302
Cost of revenues	74	116	8	198
Gross profit (loss)	$77	$35	$(8)	$104

Three months ended March 31, 2006:
Revenues	$328	$280	$-	$608
Cost of revenues	192	95	16	$303
Gross profit (loss)	$136	$185	$(16)	$305

Revenues from customers in the United States represented approximately 77 percent and 88 percent for the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007, approximately 50 percent of the total revenue was attributed to one agency of the Federal government and 24 percent of total revenue was attributed to two Financial Solutions customers. No other customers accounted for greater than 10 percent of total revenues.

8.      Disposal of Capitalized Software Asset

Financial Solutions.  On August 22, 2005, Teknowledge concluded the sale of its TekPortal technology, an asset from its Financial Solutions business unit, to Intuit Inc. for $7,000,000. As part of the technology sale, Intuit was granted a license to each of Teknowledge’s six active patents, and acquired Teknowledge’s pending patent on OFX technology. Teknowledge retained ownership of all of its current customer contracts and patents. The Company also received a license to apply TekPortal “dual-use” application software in the military, intelligence, and homeland security arenas. $1,050,000 of the gross proceeds of the asset sale was held in escrow as a reserve for indemnification claims for a period of eighteen months.  The Company recorded proceeds of $5,950,000 that was partially offset by the disposal of the software asset’s book value of $2,012,000 and asset sale related legal and other direct expenses totaling $174,000.   The funds held in escrow were released in full on March 1, 2007 and were recorded as a gain on the sale of assets.

9.      Going Concern

The Company had a working capital deficiency for the period ended March 31, 2007, with a stockholders’ deficiency of $538,000.  Accordingly, the Company's ability to continue as a going concern is in substantial doubt and is dependent on the Company generating cash flows that are adequate to sustain the operations of the business and maintain its obligations with respect to secured and unsecured creditors, none of which is assured. The consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.

Management is currently implementing strategies designed to increase revenues, contain costs and improve the financial results of the Company’s operations.  For example, having demonstrated the value of its patent portfolio in 2006 with the sale of a $1,000,000 patent license, the Company is now focusing some of its resources on selling patent licenses in 2007. Additionally, the Company recently signed several value-added reseller agreements with major storage hardware suppliers that can be used to augment its proprietary technology and help grow a robust professional services division.

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

11.     Recent Accounting Pronouncements

In June 2006, FASB issued FASB Interpretation FIN No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109", to address the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN No. 48 goes into effect for fiscal years beginning after December 15, 2006.  The Company has determined that FIN No. 48 has no material impact on our financial position, results of operations, or cash flows.

In June 2006, the FASB Emerging Issues Task Force ("EITF") issued EITF Issue No. 06-2, "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences", to address whether certain compensation costs associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period.  EITF Issue No. 06-2 goes into effect for fiscal years beginning after December 15, 2006.  We have determined that the change does not have a material impact on our financial position, results of operations or cash flows.

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

Overview of Significant Matters

Financial Position

At March 31, 2007, Teknowledge had $1,395,000 in cash in the bank, albeit with significant reserves on the books.  In addition, during the first quarter of 2007, Teknowledge invested $338,000 in internally sponsored R&D, including its new ActionWebTM product line. After significantly reducing overhead expense and paying off our loans, we are now well into Stage II of our recovery plan – rebuilding our revenue base and making our operations profitable again.

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

Teknowledge is implementing its plan to combine its software under development with next-generation data storage hardware and software integration solutions. Teknowledge won a Phase II Deductive Spreadsheets SBIR for $700,000 in 2006. We wrote a Phase I Helicopter Associate SBIR proposal in 2006, and were notified of a win on this Phase I proposal during the first quarter of 2007. We have several additional proposals in for new government contract work. We are conducting, with the government, the second stage of a field evaluation of our software wrappers security technology. We are also building a new ActionWeb based web services system that utilizes our alerts technologies. This is a next generation product designed to make it easier for large numbers of customers to deal with the torrent of data rushing at them by using a simple, knowledge-based web service for managing their information logistics.

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

The Company experienced a decline in operating revenue during the first three months of 2007 as compared to the same period in 2006. Government Contract R&D revenue is still down, pending several new prospects that may result in additional R&D revenues. In the meantime, the Company continues to decrease its overhead and general and administrative (“G&A”) expenses. It is now focusing on winning billable integration services contracts and providing a stable ActionWeb platform for further product development.

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

Teknowledge has retained a limited right to license TekPortal software in intelligence, military, and homeland security application domains. One commercial customer sponsored a project in 2005 to use TekPortal software to aggregate images from multiple photo web sites. This application also has significance for aggregating images of potential terrorists and making them available to one or more agency web sites, with a variety of processing tools and permissions. There are also potential opportunities to leverage TekPortal in government security contract work that aggregates financial and other information for carefully selected targets.

Teknowledge generated $151,000 in government contract R&D revenue in the first quarter of 2007, compared to $280,000 in the first quarter of 2006. Most of this decrease was due to considerably lower backlog in 2007 and increased competition for government sponsored advanced R&D contracts. Replacing these large contracts rapidly is difficult due to increased competition for software R&D programs, long lead-times and potential funding delays. Teknowledge has submitted several new contract proposals to the government, which may or may not result in new awards. There are some signs of long-term improvement in new software R&D opportunities going forward, including interest in semantic web systems that utilize artificial intelligence techniques, advanced cyber security applications that leverage our software wrapper technology, and software systems that learn. In addition, we have launched a multi-year federal systems strategy to expand beyond contract R&D into integrating application solutions that can be fielded. The contract opportunities are much larger for integrated application solutions. In addition, the product potential is greater utilizing proven contract deliverables for fielded applications. There are far more government customers available for solution-oriented application integration than for R&D Teknowledge did win a $700,000 Phase II Deductive Spreadsheets SBIR and some small follow-on contracts in 2006, but it will take time to win new large government application integration contract awards, and awards take months to turn into funded contracts.  Teknowledge will continue to propose on both prime and subcontract opportunities, and to deliver on R&D. While there may be a temporary decrease in government revenues, we believe that by addressing our financial position, investing in internal R&D, and writing competitive proposals for larger deployment programs, over time Teknowledge’s government sponsored applications development contracts business may regrow into a substantial revenue and technology generating business.

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

Opportunities to Improve Our Cash Position

Teknowledge continues to pursue actively several possibilities for improving its cash position, but most are dependent on a variety of external factors. There can be no guarantee that any of these alternatives will occur in the appropriate timeframe, or at all. Teknowledge is considering the following actions to increase the Company’s cash resources and further improve its balance sheet. First, we are continuing to decrease our non-essential operating expenses in 2007, while retaining our core capabilities. Second, we are exploring deeper relationships with several of our partners, including potential investment, or joint venture. Third, Teknowledge may sell a key technology asset, such as one or more patents, its Safe Software Wrappers technology, or other software. These sales could permit the Company to build or acquire additional new products or lines of business. Fourth, the Company could potentially buy a smaller private company that comes with an equity investment in the combined company. Given the relatively small size of Teknowledge, any one or a combination of these actions could make a significant difference to the Company’s financial position.

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

Results of Operations

Three months ended March 31, 2007 and 2006

Revenues

Revenues for the three months ended March 31, 2007 were $302,000, compared to $608,000 for the three months ended March 31, 2006. The Company has experienced an approximately 50 percent decline in revenue from products and services performed by the government and commercial segments in Q1 2007 compared to the first quarter of 2006. Revenues from Financial Solutions accounted for 50 percent of total revenues compared to 54 percent for the comparable period in 2006. Revenue from Government Contract R&D was 50 percent of total revenue in the three months ended March 31, 2007, compared to 46 percent in the first quarter of 2006. Revenue from Patent and Technology Licensing was 0 percent in the first quarter of 2007 and 0 percent of the first quarter of 2006’s revenue.  The Company was unsuccessful in 2006 and the first three months of 2007 in replacing all of the government contracts that were completed during the year, largely because of changing government priorities and vigorous competition.

The decrease in government revenue of $129,000 is attributed to a decline in government contracts from the comparable period.  The Company is seeking new government contracts to replace the government contracts that ended in 2006 and has submitted proposals to the government that are currently under consideration.

Government Contract R&D revenue for the three months ended March 31, 2007 was $151,000, a 46 percent decrease in revenue from $280,000 in the comparable quarter in 2006.  Some of Teknowledge’s contracts ended in 2006 and were not  replaced with new contracts. Replacing these large contracts was more difficult than expected for several reasons. First, much of the post 9-11 increase in defense spending was focused on supporting war efforts directly, rather than on software R&D. Second, a higher percentage of the budget of some of our key government sponsors has focused on funding a few large teams with total solution packages, and competition for these contracts has increased. In order to be more competitive, Teknowledge’s role has sometimes shifted from contractor to subcontractor; further reducing revenue production. Third, the component solution contract dollars available have often been awarded in smaller increments through the Small Business Innovation Research programs. The future demand for government-sponsored contract R&D services will depend on a number of factors, including the quantity of competitive contract awards and sponsor priorities. In 2007, 50 percent of total revenues for the three months ended March 31, 2007 were from the Department of the Air Force, compared to 36 percent for the first quarter of in 2006.

Financial Solutions revenue for the three months ended March 31, 2007 was $151,000, representing a 54 percent or $177,000 decrease in revenues from the comparable quarter in 2006. Customer demand did not meet expectations in the first quarter. Financial Solutions revenues from license sales to customers were $0, compared to $13,000 in the first quarter of 2006.

In addition to product license and service opportunities, the Company is actively pursuing patent and technology licensing agreements with large companies that may be infringing on the Company’s patents. During the first quarter of both 2006 and 2007, the Company recorded zero revenue from intellectual property licensing activity.

Revenues from the Financial Solutions segment equaled the revenue from the government segment in the first quarter of 2007. The Company anticipates that during the fiscal year 2007 the segment with the most revenue may fluctuate from quarter to quarter, depending on the specifics of business opportunities, contract wins, market cycles, and intellectual property settlements or rulings.

Costs and Expenses

Cost of revenues was $198,000 for the three months ended March 31, 2007, compared to $303,000 for the three months ended March 31, 2006. Cost of revenues were 35 percent of total revenues for the three months ended March 31, 2007, compared to 50 percent for the three months ended March 31, 2006. In the first quarter of 2007, the Company spent $94,000 less on labor and labor related costs and $6,000 less on outside support costs on contracts. The Company plans to contain its spending until it can improve its overall backlog.

General and administrative (“G&A”), costs were $425,000 for the three months ended March 31, 2007, compared to $485,000 for the three months ended March 31, 2006. Total G&A expenses decreased about 12 percent over the three months ending March 31, 2006 or $60,000.  This decrease in G&A costs is primarily the result of accounting and legal fees. G&A expenses for the three months ended March 31, 2007, were 141 percent of total revenue compared to 80 percent of total revenue for the three months ended March 31, 2006. Due to a change in the product mix between government and commercial contracts, less G&A expense was absorbed by the Government contracts. Because of flexible overhead rate application in the government cost structure, government contracts are able to absorb a proportionate share of G&A expenses; however, commercial contracts are not as flexible in their pricing structure, therefore leaving them less able to absorb an increase in the G&A allocation. As revenue increases, the Company anticipates that general and administrative expenses will decline as a percentage of total revenue.

Sales and marketing expenses were $3,000 for the three months ended March 31, 2007, compared to $2,000 for the three months ended March 31, 2006. Sales and marketing costs were 1 percent of total revenues in the first quarter of 2007 versus zero percent in the comparable period of 2006. The Company’s sales and marketing efforts include applications engineering and technical support, direct sales efforts, as well as trade shows, demonstrations, and other traditional marketing activities. Teknowledge is now developing new software and a team to provide hardware and software integration services to financial and other institutions. Sales and marketing expenses are expected to grow in proportion to the growth in commercial revenues in the future.

The Company-sponsored internal R&D expenses for new software product prototypes were $338,000 for the three months ended March 31, 2007, compared to $315,000 for the three months ended March 31, 2006. In addition to the government sponsored R&D, the Company does not expect to capitalize additional costs in the development of the TekPortal products in 2007. Teknowledge invested $0 in the first quarter ended 2007, compared to $0 in first quarter of 2006, in the internal development of TekPortal software that was capitalized. R&D expenses for the three months ended March 31, 2007 and 2006 were 112 percent and 52 percent of total revenue, respectively. The majority of the Company’s long-term R&D expenditures are funded externally through government projects (and recorded as cost of revenues), which are expected to provide new technology and intellectual property. Teknowledge retains intellectual property rights on its contract R&D work.

The Company reported a gain on the sale of assets of $1,050,000 for the quarter ended March 31, 2007.  The gain resulted from the release of escrow related to the sale of the Company’s TekPortal product to Intuit in August 2005.

Other Income and Expenses

Interest and other income was $74,000 for the three months ended March 31, 2007, compared to $21,000 for the three months ended March 31, 2006. Interest expense for the first quarter was $0 in both 2006 and 2007. The Company had no outstanding debt on March 31, 2006 and 2007.

 The effective tax rate was zero percent for both the three months ended March 31, 2007 and 2006, respectively. An effective tax rate of zero percent for the current quarter is the result of the Company’s net operating loss carry forward and valuation allowance against the deferred tax assets.

Bookings and Backlog

 At March 31, 2007, the expected order backlog was approximately $794,000, which consisted of new orders for which work has not yet begun and revenue remaining to be recognized on work in progress. Of the March 31, 2007 backlog, 76 percent is from Government Contract R&D customers, while 24 percent is from Financial Solutions customers. The Financial Solutions segment contributed 50 percent of revenue during the three-month period ended March 31, 2007. The Financial Solutions percentage contribution to backlog is lower than from government customers because commercial contracts are typically less than nine months in duration. Approximately 59 percent of the backlog consists of government-sponsored programs that were awarded but not yet authorized for funding at March 31, 2007. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The Company has received additional funding on two government contracts. If addition follow on funding is not received in a timely manner, the Company may experience an interruption in its planned billing and cash collections during the hiatus period between funding increments. Excluding expected new work, the Company expects 66 percent of the current backlog to be fulfilled during 2007.

Liquidity and Capital Resources

As of March 31, 2007, Teknowledge had approximately $1,395,000 in cash and cash equivalents, a decrease of $349,000 or 20 percent from the comparable cash and cash equivalents in first quarter ended 2006 of $1,744,000. The decrease in net cash at March 31, 2007 is attributed to ongoing operating losses. The Company used net cash of $426,000 for its operating activities for the three months ended March 31, 2007, compared to the use of $422,000 in the same period for 2006. The Company received $1,050,000 from investing activities in first quarter of 2007 compared to using $3,000 in 2006 for the same period. In the first quarter of both 2006 and 2007, financing activities provided no cash.

Teknowledge’s traditional sources of cash are revenues from continuing government and commercial services operations, intellectual property and patent licensing, and credit facilities to stimulate future growth; however, there can be no assurance that the Company will be able to locate and obtain additional financing acceptable to the Company or at all. Based on its current cash position, available credit, and projected cash flows from operations, management believes the Company may not have sufficient funds to support operations for the next nine-month period unless it can increase business revenues substantially, secure additional funding, or obtain supplemental financing.

Critical Accounting Policies and Estimates

Certain accounting policies are particularly important to the portrayal of the Company’s financial position and results of operations. These policies require the application of significant judgment by our management team. As a result, they are subject to an inherent degree of uncertainty. In applying those policies, management uses its judgment to determine the appropriate assumptions to be used in the determination of estimates. Those estimates are based on the Company’s historical experience, terms of existing contracts, observance of trends in the industry, information provided by its customers, and information available from other outside sources, as appropriate. Teknowledge’s significant accounting policies and estimates include:

•	Revenue recognition;
•	Allowance for doubtful accounts;
•	Software development costs; and
•	Determination of government indirect rate reserves.

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

Determination of Government Indirect Rate Reserves

The Company’s revenues, costs, and earnings on government contracts are determined based on direct cost and estimated overhead “indirect” rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs typically vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made on a cumulative basis whereas the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal Government. As a result of these audits, the Company may be exposed to annual cost adjustments that are applied on a retroactive basis to the government contracts completed in prior years. These adjustments can have a negative or positive effect on the results of operations and cash reserves in the period in which the adjustment is realized. In order to address the possible exposure to rate adjustments in prior years, Teknowledge established a rate adjustment reserve for potential government cost recovery for the then open and unaudited years of 2001-2005. The cumulative reserve, including earned retained fee of $211,000, is $2,248,000 at March 31, 2007.

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

Recent Accounting Pronouncements

In June 2006, FASB issued FASB Interpretation FIN No. 48, "Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109", to address the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN No. 48 goes into effect for fiscal years beginning after December 15, 2006.  The Company has determined that FIN No. 48 has no material impact on our financial position, results of operations, or cash flows.

In June 2006, the FASB Emerging Issues Task Force ("EITF") issued EITF Issue No. 06-2, "Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43, Accounting for Compensated Absences", to address whether certain compensation costs associated with a sabbatical or other similar benefit arrangement should be accrued over the requisite service period.  EITF Issue No. 06-2 goes into effect for fiscal years beginning after December 15, 2006.  We have determined that the change does not have a material impact on our financial position, results of operations, or cash flows.

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

Risks That May Affect Future Results of Operations and/or Stock Price

Current cash flow may be insufficient to support current and future operations

To support current and future operations, the Company is dependent upon revenues, credit facilities and its ability to obtain financing. Revenues decreased by 50 percent in the first quarter of 2007 to $302,000, compared to $608,000 in the first quarter of 2006. The ability of the Company to grow its revenues will depend on the Company’s success in winning new government R&D contracts, selling commercial services and maintenance support to existing and new customers. As of March 31, 2007, Teknowledge had $1,395,000 in cash and cash equivalents, a decrease of $349,000 over the comparable period in 2006. The decrease in net cash at March 31, 2007 is attributed principally to ongoing operating losses.  The Company used net cash of $426,000 from its operating activities for the three months ended March 31, 2007, compared to $422,000 used in the same period during 2006. The Company generated $1,050,000 from investing activities in first quarter of 2007 compared to $3,000 used in the first quarter of 2006. In the first quarter of 2006 and 2007, financing activities provided no cash. Teknowledge intends to establish a new credit line with a bank. The Company’s available cash and anticipated credit facilities may not be adequate to sustain the business over the next 9 months. Future growth is likely to be dependent on the Company’s success at improving revenues and cash flow.

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

Periodic rate changes and audits on government contracts may cause cost adjustments

The majority of Teknowledge’s service revenue has historically been derived from government-sponsored contract R&D projects. Dependence on R&D contracts can be risky because the contracts are subject to administrative, legislative, and political interruptions, which may jeopardize the flow of funds. There can be no assurance that the Company’s proposals will be competitive, or that the government will continue to seek services at the current level in the future. Another uncertainty is that the Company’s revenues, costs, and earnings on government contracts are determined based on estimated overhead rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs inevitably varies somewhat from original estimates and necessitates periodic adjustments to overhead rates and revenues. An adjustment of a few percentage points may translate into several hundred thousand dollars in rate adjustments or reserves. Rate adjustments are made on a cumulative basis at least annually, but the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal Government. As a result of these audits, the Company may be exposed to cost adjustments, which are applied on a retroactive basis to the government contracts completed in those years. These adjustments can have a significant negative or positive effect on the results of operations and cash reserves in the period in which the adjustment is realized. In order to address the possible exposure from prior year rate adjustments, Teknowledge has established a rate adjustment reserve for such contingencies, and the amount of the rate adjustment reserve is reviewed and adjusted at least annually. During 2004, the Defense Contract Audit Agency (“DCAA”) finished its preliminary audit of the 2001 overhead rates and identified potential cost recoveries, principally from the treatment of software amortization costs. The Company aggregated these costs for all open years from 2001-2005 to determine the appropriateness of the reserve. [See discussion of government overhead rate reserve in Part II, Item 6, “Critical Accounting Policies and Estimates”.] As a result of this review, Teknowledge determined that additional reserves of $1,500,000 should be accrued in 2004 to provide for a potential negative result if the Company is unsuccessful in its contract appeal process. The cumulative reserve at March 31, 2007 was $2,248,000.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 6. Exhibits

(a)     Exhibits:

Set forth below is a list of all exhibits filed herewith or incorporated by reference as part of this Quarterly Report on Form 10–QSB.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002, dated May 16, 2007.
31.2	Certification of Principal Financial Officer pursuant to rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002, dated May 16, 2007.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 16, 2007.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 16, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 16, 2007	Teknowledge Corporation
(Registrant)

By: /s/ Neil Jacobstein
Neil Jacobstein
Chairman of the Board of Directors
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on May 16, 2007.

/s/ Neil Jacobstein	Chairman of the Board of Directors,	May 16, 2007
Neil Jacobstein	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Michael D. Kaplan	Vice President and	May 16, 2007
Michael D. Kaplan	Chief Financial Officer