Form 10QSB
period 2007-06-30
TEKNOWLEDGE CORP
filed 2007-08-21
CIK 716214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at August 14, 2007

Common Stock, $0.01 par value	5,735,754

TABLE OF CONTENTS

			Page No.
	PART I.	FINANCIAL INFORMATION

Item 1.		Condensed Consolidated Financial Statements (Unaudited)

		Condensed Consolidated Balance Sheets as of June 30, 2007 and December 31, 2006	3

		Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
		for the three months and six months ended June 30, 2007 and 2006	4

		Condensed Consolidated Statements of Cash Flows for six months ended
		June 30, 2007 and 2006	5

		Notes to the Condensed Consolidated Financial Statements	6

Item 2.		Management's Discussion and Analysis of Financial Condition and Results of
		Operations	14

Item 3.		Controls and Procedures	29

	PART II.	OTHER INFORMATION

Item 1.		Legal Proceedings	29

Item 6.		Exhibits and Reports on Form 8-K	30

Signatures			31

Exhibits 31.1 and 31.2 (the 302 certifications)	32

Exhibits 32.1 and 32.2 (the 906 certifications)	34

PART I. FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements

TEKNOWLEDGE CORPORATION
 CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2007	December 31, 2006
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$485,825	$771,112
Receivables:
Billed, net of allowance of $5,000 and $7,100, respectively	282,464	361,439
Unbilled & other receivables	449,441	275,434
Total receivables	731,905	636,873
Prepaids and other current assets	104,981	137,001
Total current assets	1,322,711	1,544,986

Long term government unbilled receivable	209,000	227,000
Fixed assets, at cost:
Computer and other equipment	3,275,335	3,275,335
Software	440,540	440,540
Furniture and fixtures	33,124	33,124
Leasehold improvements	6,428	6,428
Total fixed assets at cost	3,755,427	3,755,427
Less: Accumulated depreciation and amortization	(3,750,384)	(3,744,921)
Fixed assets, net	5,043	10,506
Total assets	$1,536,754	$1,782,492

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$343,986	$229,261
Payroll and related liabilities	229,912	208,919
Government rate reserve	2,246,306	2,248,305
Other accrued liabilities	79,838	97,213
Total current liabilities	2,900,042	2,783,698

Contingencies (see Note 9)

Stockholders' deficiency:
Preferred stock, $.01 par value, authorized 2,500,000 shares, including
Series A Convertible Preferred Stock, none issued	-	-
Common stock, $.01 par value, authorized 25,000,000 shares,
5,735,754 shares issued and outstanding in 2007 and 2006	57,358	57,358
Additional paid-in capital	1,927,312	1,926,521
Accumulated deficit since January 1, 1993
(following quasi-reorganization)	(3,347,958)	(2,985,085)
Total stockholders' deficiency	(1,363,288)	(1,001,206)
Total liabilities and stockholders' deficiency	$1,536,754	$1,782,492

The accompanying notes are an integral part of these consolidated financial statements.
(1) The information in this column was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2006.

TEKNOWLEDGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Unaudited)

	Three Months ended June 30,		Six Months ended June 30,
	2007	2006	2007	2006
Revenues:
Software services and licenses	$335,354	$541,390	$637,806	$1,149,430
Patent licenses		999,999		999,999
Total revenues	335,354	1,541,389	637,806	2,149,429
Cost of revenues:
Software services and licenses	357,631	278,566	547,630	565,509
Patent licenses	3,253	265,093	11,269	280,738
Total cost of revenues	360,884	543,659	558,899	846,247
Gross profit (loss)	(25,530)	997,730	78,907	1,303,182
Operating expense:
General and administrative	408,572	370,292	834,021	854,820
Research and development	389,144	304,131	726,907	619,621
Sales and marketing	11,160	6,837	13,916	8,508
Gain on sale of assets	-	-	(1,050,000)	-
Total operating expenses	808,876	681,260	524,844	1,482,949
Income (loss) from operations	(834,406)	316,470	(445,936)	(179,767)
Interest and other income, net	9,071	13,738	83,064	35,055
Net income (loss) and comprehensive income (loss)	$(825,335)	$330,208	$(362,872)	$(144,712)

Earnings (loss) per share:
- Basic	$(0.14)	$0.06	$(0.06)	$(0.03)
- Diluted	$(0.14)	$0.06	$(0.06)	$(0.03)

Shares used in computing earnings (loss) per share:
- Basic	5,735,754	5,735,754	5,735,754	5,735,754
- Diluted	5,735,754	5,735,754	5,735,754	5,735,754

The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,
	2007	2006
Cash flows from operating activities:
Net loss	$(362,872)	$(144,712)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	5,463	10,684
Amortization of warrants and options	791	12,037
Gain on sale of assets	(1,050,000)	-
Provision for doubtful accounts	(2,100)	(34,356)
Decrease (increase) in operating assets:
Receivables	(74,932)	(818,414)
Prepaids and other current assets	32,020	50,971
Increase (decrease) in operating liabilities:
Accounts payable	114,725	112,109
Other accrued liabilities	1,619	(80,891)
Net cash used in operating activities	(1,335,287)	(892,572)

Cash flows from investing activities:
Proceeds from sale of asset	1,050,000	-
Purchase of fixed assets	-	(2,641)
Net cash provided by (used in) investing activities	1,050,000	(2,641)

Cash flows from financing activities:	-	-
Net decrease in cash and cash equivalents	(285,287)	(895,213)
Cash and cash equivalents at beginning of period	771,112	2,168,508
Cash and cash equivalents at end of period	$485,825	$1,273,295
Supplemental disclosure of cash flow information:
Cash paid for interest	$-	$-
Cash paid for income taxes	-	-

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

3.     Earnings (Loss) Per Share

 Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares of outstanding common stock plus the effect of potentially dilutive common stock securities during the period. Potentially dilutive securities consist of shares issuable upon the exercise of outstanding common stock options and warrants. These securities amounted to 3,486 shares for the six months ended June 30, 2007.  All potentially dilutive securities have been excluded from the calculation of the diluted net loss per share for the three-month periods ended June 30, 2006 and 2007, as their inclusion would be anti-dilutive. These securities amounted to 1,261,943 shares for the six months ended June 30, 2006.

A summary of the net income (loss) per share calculation for the three month and six month periods ended June 30, 2007 and 2006 is as follows (in thousands, except per share amounts):

	Three Months ended June 30,
	2007	2006
Net income (loss) available to common shareholders:
Numerator: Net income (loss)	$(825)	$330

Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	5,736	5,736
Effect of dilutive securities	-	-
Diluted weighted average common shares	5,736	5,736

Basic net income (loss) per share	$(0.14)	$0.06
Diluted net income (loss) per share	$(0.14)	$0.06

	Six Months ended June 30,
	2007	2006
Net income (loss) available to common shareholders:
Numerator: Net income (loss)	$(363)	$(145)

Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	5,736	5,736
Effect of dilutive securities	-	-
Diluted weighted average common shares	5,736	5,736

Basic net income (loss) per share	$(0.06)	$(0.03)
Diluted net income (loss) per share	$(0.06)	$(0.03)

Total options excluded	1,261,943	1,270,287
Warrants excluded due to net loss	86,750	86,750
Options excluding warrants	1,175,193	1,183,537

4.     Stock-Based Compensation

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

Impact of the Adoption of SFAS No. 123R

For purposes of calculating stock-based compensation expense, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Three Months Ended March 31,		Six Months Ended June 30,
	2007	2006	2007	2006
Risk-free interest rate	5%	4%	5%	4.5%
Expected life of option	1.0 year	1.0 year	1.0 year	1.0 year
Expected dividends	0%	0%	0%	0%
Volatility	166%	200%	166%	160%
Weighted average fair value at grant date	N/A	$0.22	N/A	N/A

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

During the quarter ended June 30, 2007, the Company granted no options to non-employee Board of Directors and no employee options that vest over a period of five years.  In the second quarter of 2007, the Company recorded $395 of stock-based compensation related to stock options.

As of June 30, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $718 and will be recognized over an estimated weighted average amortization period of 1.03 years.

Stock-Based Compensation Plans

The Company’s stock option plan for employees is called the Teknowledge Corporation 1998 Stock Option Plan (the “1998 Plan”) and the stock option plan for Directors is called the 2002 Teknowledge Plan for Non-Employee Directors (the “Directors’ Plan”).

The aggregate number of shares issued under the 1998 Plan may not exceed 2,345,101 shares of common stock and 1,181,182 shares were available for future grant as of June 30, 2007. The Board of Directors has granted options to employees that are either incentive stock options (“ISO”) or non-statutory stock options (“NSO”). For ISO, the exercise price of the common stock options may not be less than the fair market value on the date of grant. For NSO, the exercise price of the common stock may not be less than 85% of the fair market value of the common stock on the date of grant. For 2004 and prior, the options vest in quarterly increments starting the second year of a four-year term and expire ten years after the grant date.

The aggregate number of shares issued under the Directors’ Plan may not exceed 250,000 shares of common stock and 151,976 shares were available for future grant as of June 30, 2007. Under this plan, non-employee directors are entitled to receive annual option grants to purchase 3,000 shares of common stock on their initial election to the Board and thereafter on the anniversary date of their election to the Board. The Company, under the Directors’ Plan may grant options to purchase common stock in lieu of cash payments for directors’ fees. Options, which are granted at fair market value, are exercisable one year after the grant date and expire ten years from the grant date.

As of June 30, 2007 the following number of shares of common stock have been reserved for future issuance under both Plans:

Teknowledge Corporation 1998 Stock Option Plan		1,181,182
2002 Stock Option Plan for Non-Employee Directors		151,976
		1,333,158

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2004	1,000,095	$3.52
Granted	1,141,596	$0.39
Exercised	-	-
Forfeited	(929,564)	$2.54
Outstanding at December 31, 2005	1,212,127	$1.34
Granted	30,810	$0.21
Exercised	-	-
Forfeited	(67,744)	$2.29
Outstanding at December 31, 2006	1,175,193	$1.26	7.2	$4
Granted	-	$-
Exercised	-	-
Forfeited	-	$-
Outstanding at June 30, 2007	1,175,193	$1.26	6.7	$4
Vested and expected to vest
at June 30, 2007	1,173,776	$1.26	6.7	$4
Exercisable at June 30, 2007	1,167,590	$1.26	6.7	$4

The following table summarizes information about stock options outstanding at June 30, 2007:

	Options Outstanding			Options Vested & Exercisable
Range of Exercise Prices		Weighted Average Contractual Life	Weighted Average Exercise Price		Weighted Average Exercise Price
($'s)	Options	(Years)	($'s)	Options	($'s)

0.05 - 1.00	851,649	8.2	$0.36	844,649	$0.36
1.01 - 2.00	18,416	5.9	1.42	18,166	1.42
2.01 - 3.00	104,321	2.5	2.13	104,321	2.13
3.01 - 4.00	58,807	2.7	3.77	58,454	3.77
4.01 - 5.00	136,000	3.0	4.85	136,000	4.85
5.01 - 12.00	6,000	2.6	6.85	6,000	6.85
0.05 - 8.15	1,175,193	6.7	$1.26	1,167,590	$1.26

5.     Revenue Recognition

The Company derives revenue from research and development contracts with the U.S. Government and from sales of software products and services from its Financial Solutions segment. Revenue is also generated from Patent and Technology Licensing.

(a)	Contract Revenue

The Company principally uses the percentage-of-completion method of accounting for contract revenues for both government and commercial projects. The percentage-of-completion method is based on total costs incurred to date compared with estimated total costs upon completion of contracts. The Company charges all losses on contracts to operations in the period when the loss is known. For contracts that do not meet the criteria for the percentage-of-completion method, the Company recognizes contract revenue on a completed contract basis. Fifteen percent of the fee for government contracts is retained and may be billed after the final indirect rates are submitted to the government. The final indirect rates are not submitted to the government until they have been reviewed and approved by the Defense Contract Audit Agency (“DCAA”). Revenue on the retained fee is recognized as earned but not billed until the final indirect rates have been approved by the DCAA. As of June 30, 2007, the Company calculated that it had approximately $209,000 of unbilled retained fees on its completed government contracts that will be collected in future periods. The Company has not received final overhead rate approval from government agencies for costs incurred during the fiscal years 2001 through 2004. Accordingly, the Company has recorded a rate adjustment reserve of $2,246,000 related to potential adjustments to the Company’s indirect overhead rates.

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

6.     Segment Reporting

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

Financial information about segments (in thousands):

	Financial Solutions	Government Contract R&D	Patent & Technology licensing	Total
Three months ended June 30, 2007:
Revenues	$167	$168	$-	$335
Cost of revenues	328	30	3	361
Gross profit (loss)	$(161)	$138	$(3)	$(26)

Three months ended June 30, 2006:
Revenues	$232	$309	$1,000	$1,541
Cost of revenues	133	145	265	543
Gross profit (loss)	$99	$164	$735	$998

	Financial Solutions	Government Contract R&D	Patent & Technology licensing	Total
Six months ended June 30, 2007:
Revenues	$319	$319	$-	$638
Cost of revenues	403	145	11	559
Gross profit (loss)	$(84)	$174	$(11)	$79

Six months ended June 30, 2006:
Revenues	$560	$589	$1,000	$2,149
Cost of revenues	325	240	281	846
Gross profit (loss)	$235	$349	$719	$1,303

Revenues from customers in the United States represented approximately 85 percent and 94 percent for the six months ended June 30, 2007 and 2006, respectively. During the six months ended June 30, 2007, approximately 46 percent of the total revenue was attributed to one agency of the Federal government and 27 percent of total revenue was attributed to two Financial Solutions customers. No other customers accounted for greater than 10 percent of total revenues.

7.      Disposal of Capitalized Software Asset

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

8.      Going Concern

The Company had a working capital deficiency for the period ended June 30, 2007, with a stockholders’ deficiency of $1,363,000.  Accordingly, the Company's ability to continue as a going concern is in doubt and is dependent on the Company generating cash flows that are adequate to sustain the operations of the business and maintain its obligations with respect to secured and unsecured creditors, none of which is assured. The consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.

Management is currently implementing strategies designed to increase revenues, contain costs and improve the financial results of the Company’s operations.  For example, having demonstrated the value of its patent portfolio in 2006 with the sale of a $1,000,000 patent license, the Company is now focusing some of its resources on selling patent licenses in 2007. Teknowledge is now selling a new software product called ActionWeb™, which is initially targeted to security applications. Additionally, the Company recently signed several value-added reseller agreements with major storage hardware suppliers that can be used to augment its proprietary technology and help grow a robust professional services division.

9.      Contingencies

Legal Proceedings

On April 1, 2006, Teknowledge filed a lawsuit against the United States Government in the United States Court of Federal Claims. Teknowledge is requesting that the court rule as improper a contracting officer’s decision dated January 19, 2006 that Teknowledge must account for all Software Amortization costs as direct costs of the Financial Services overhead pool, and that Teknowledge may, pursuant to the Federal Acquisition Regulation (FAR), account for 31% of the Software Amortization costs as indirect costs of the government overhead pool and recover those costs. No trial date has been set. A Pretrial Scheduling Order was filed on October 10, 2006 mandating that the parties submit a Joint Status Report by October 15, 2007, which was extended by a subsequent Discovery Scheduling Order to November 29, 2007.

On October 6, 2006, Teknowledge was served with a lawsuit from Large Systems Specialists, Inc., a contractor of Teknowledge. The lawsuit was filed in the Superior Court of California, Santa Clara County, and claimed breach of contract and requested damages in the amount of $343,583.  The lawsuit was a result of Teknowledge contesting an invoice submitted on June 29, 2006 in the amount of $252,265.00. The invoice was submitted under a consulting services agreement and related software maintenance services agreement, and was submitted for alleged under-billing by Large Systems Specialists, Inc for the period February 4, 2003 to June 16, 2006. On October 31, 2006, Teknowledge invoked the arbitration clause of the subject agreements and stipulated to a Stay of Action Pending Arbitration. The arbitration was conducted on May 23, 2007 and June 6, 2007. Because Teknowledge withheld further payments under the contract pending resolution of the dispute, the amount in controversy at the time of the arbitration was $559,133.00. Subsequent to the arbitration, but prior to an issued ruling, the parties agreed to a settlement. Under the terms of the settlement, Teknowledge agreed to pay Large Systems Specialists, Inc. the sum of $400,000.00, which payment consists of an initial payment of $216,000.00 in June, and monthly payments of $15,333.33 thereafter.

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

10.     Recent Accounting Pronouncements

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 159, "The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FAS 115." This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. FAS 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FAS 157 "Fair Value Measurements." We will adopt FAS 159 beginning January 1, 2008 and we are currently evaluating the potential impact the adoption of this pronouncement will have on our financial statements.

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

Overview of Significant Matters

Financial Position

At June 30, 2007, Teknowledge had $486,000 in cash in the bank, albeit with significant reserves on the books. The Company has $381,000 in unbilled receivables pending approval of new government rates. In addition, during the second quarter of 2007, Teknowledge invested $389,000 in internally sponsored R&D, including its new ActionWebTM product line. After significantly reducing overhead expense and paying off our loans, we are now well into Stage II of our recovery plan – rebuilding our revenue base and making our operations profitable again.

Teknowledge plans to return to profitability using a tried and true methodology - decreasing expenses and increasing revenues.  We have already taken additional steps to decrease significantly our labor, rent, medical, and legal expenses. We are servicing our remaining TekPortal maintenance customers, and we transferred most of our maintenance customers to Intuit as planned. We continue to do services work for Intuit. We have new practices in place that are designed to increase revenue, increase engineering skills, and reduce our downside risk on new services contracts.

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

Teknowledge has built a new ActionWeb based web services product that utilizes our alerts technologies. This is a next generation product designed to make it easier for large numbers of customers to deal with the torrent of data rushing at them by using a simple, knowledge-based web service for managing their information logistics, particularly around security problems.

Teknowledge is the right company to implement the ActionWeb product. For almost a quarter century, we have been continuously improving our ability to deliver knowledge-based software and services solutions. We already have most of the software pieces in place, either through contract work we have already done, or through third party license arrangements. We plan to reverse the traditional software development allocation of resources, and spend a large part of our attention working with customers to make their user experience rewarding, rather than just building software and hoping that customers will find it and like it. Teknowledge has been working with distributed computing and web services for almost a decade, and has next generation wrapping, alerts, ontology, and security related software. Teknowledge has a pioneering patent on distributed information logistics, which is about getting the right information to the right people at the right time. We believe that Teknowledge can do more than just deliver data. We can use our knowledge-based inference services to make informed judgments about the meaning and significance of critical pieces of information. Our intent is to combine our software with third party hardware to provide compelling value to customers.  Teknowledge plans to continuously improve its ability to deliver software and hardware integration services. In addition, we plan to deliver value-added web services that help customers monitor critical variables in their security operations, and enable them to act on changes to those variables in a timely manner.

The Company experienced a decline in operating revenue during the first six months of 2007 as compared to the same period in 2006. Government Contract R&D revenue is still down, pending several new prospects that may result in additional R&D revenues. In the meantime, the Company continues to decrease its overhead and general and administrative (“G&A”) expenses. It is now focusing on winning billable integration services contracts and selling its ActionWeb product.

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

Safe software wrappers encapsulate software modules, monitor their outputs and provide reporting and control over interfaces to other system resources. This software is more than a prototype and less mature than a product. It has many potential applications, including the ability to “lock down” a set of corporate computers and protects them from new viruses and worms that initially have no known operational signature. This system can monitor critical resources, identify potentially harmful instructions, and lock down selectively the access to critical resources. Teknowledge developed this capability several years ago, and has been improving it in new applications. This system could be used specifically to wrap email clients such as Microsoft Outlook® and prevent attached viruses and worms from executing malicious instructions on the client machine. Teknowledge is currently pursuing this technology through the development of a system that enables users to cut and paste arbitrary segments of web pages from different services and compose them into a single new web page.

Teknowledge has retained a limited right to license TekPortal software in intelligence, military, and homeland security application domains. One commercial customer sponsored a project in 2005 to use TekPortal software to aggregate images from multiple photo web sites. This application also has significance for aggregating images of potential terrorists and making them available to one or more agency web sites, with a variety of processing tools and permissions. Teknowledge is actively pursing potential opportunities to leverage TekPortal in government security contract work that aggregates financial and other information for carefully selected targets.

Teknowledge generated $168,000 in government contract R&D revenue in the second quarter of 2007, compared to $309,000 in the second quarter of 2006. Most of this decrease was due to considerably lower backlog in 2007 and increased competition for government sponsored advanced R&D contracts. Replacing these large contracts rapidly is difficult due to increased competition for software R&D programs, fewer programs with smaller award levels, as well as longer lead-times and funding delays. Teknowledge has submitted several new contract proposals to the government, which may or may not result in new awards. There are some signs of long-term improvement in new software R&D opportunities going forward, including interest in semantic web systems that utilize artificial intelligence techniques, advanced cyber security applications that leverage our software wrapper technology, and software systems that learn. In addition, we have launched a multi-year federal systems strategy to expand beyond contract R&D into integrating application solutions that can be fielded. The contract opportunities are much larger for integrated application solutions. In addition, the product potential is greater utilizing proven contract deliverables for fielded applications. There are far more government customers available for solution-oriented application integration than for R&D Teknowledge did win a $700,000 Phase II Deductive Spreadsheets SBIR and a Phase I ActionWeb related SBIR in 2007, but it will take time to win new large government application integration contract awards, and awards take months to turn into funded contracts.  Teknowledge will continue to propose on both prime and subcontract opportunities, and to deliver on R&D. While there may be a temporary decrease in government revenues, we believe that by addressing our financial position, investing in internal R&D, and writing competitive proposals for larger deployment programs, over time Teknowledge’s government sponsored applications development contracts business may regrow into a substantial revenue and technology generating business.

Financial Solutions

Financial Solutions revenues for the six months ended June 30, 2007 were down from 2006, as expected. Teknowledge transferred most of its TekPortal maintenance customers to Intuit in 2006, and in conjunction with Intuit personnel, we are continuing to provide support services for other current banking customers. Most of these current financial customers will eventually transition to Intuit’s new versions of the software.  We believe that we have excellent integration services capabilities, and strong customer references. We are planning to build out and train a team to provide new storage related integration services to financial and other institutions. Teknowledge is currently developing an initiative to combine its new ActionWeb software in commercial applications with next-generation data storage hardware and security integration solutions.

Patent and Technology Licensing

During 2006, Teknowledge again demonstrated the value of its patent portfolio by selling $1,000,000 in patent licenses. Patent agreement results over the past few years speak to real value in the #6,029,175 (‘175) patent. Our patent lawsuits against Inktomi, Akamai, and Cable & Wireless were related to the information caching claims in the ‘175 patent titled: “Automatic Detection of Changed Files By A Network Software Agent.” This patent also includes claims in the area of information alerts. Teknowledge sued Microsoft, Yahoo, and AOL/Time Warner for infringing on the alerts-related claims in the ‘175 patent. Teknowledge settled all of its extant patent lawsuits. The Microsoft case was settled in the third quarter of 2005.

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

We continue to work aggressively towards delivering increased value. Silicon Valley companies must reinvent themselves every two years or so. This is our time for renewal and growth. We are taking the following specific steps: 1) applying for new government R&D applications in security and information logistics, 2) expanding our patents licensing program beyond Akamai, Yahoo, AOL, Microsoft, and Intuit, 3) selling our new ActionWeb product for security applications, 4) combining next-generation data storage hardware and software in its new integration solutions and 5) continuing to explore ways to improve our cash position further.

Teknowledge plans to survive and thrive long enough to harvest our significant potential upside. We are passionate about our work, and committed to delivering Teknowledge’s business value to our customers and stakeholders.

Results of Operations

Three months ended June 30, 2007 and 2006

Revenues

Revenues for the three months ended June 30, 2007 were $335,000, compared to $1,541,000 for the three months ended June 30, 2006. Overall revenues decreased 78 percent in the second quarter of 2007 as compared to the same period in 2006. The Company has experienced a decline in revenue from products and services performed by the government and an increase in revenue from the commercial segments in 2007 compared to the second quarter of 2006. Revenues from the commercial segments accounted for 50 percent of total revenues compared to 15 percent for the comparable period in 2006. Revenue from Government Contract R&D was 50 percent of total revenue in the three months ended June 30, 2007, compared to 20 percent in the second quarter of 2006. Revenue from Patent and Technology Licensing was 0 percent in the second quarter of 2007 and 65 percent of the second quarter of 2006’s revenue.

The decrease in government revenue of $141,000 is attributed to a decline in government contracts from the comparable period, coupled with the completion of a number of government contract in 2006. The Company is seeking new government contracts to replace the government contracts that ended in 2006 and has submitted proposals to the government that are currently under consideration.

Government Contract R&D revenue for the three months ended June 30, 2007 was $168,000, a 46 percent decrease in revenue from $309,000 in the comparable quarter in 2006. Some of Teknowledge’s contracts ended in 2006 and were not immediately replaced with new contracts. Replacing these contracts was more difficult than expected for several reasons. First, much of the post 9-11 increase in defense spending was focused on supporting war efforts directly, rather than on software R&D. Second, a higher percentage of the budget of some of our key government sponsors has focused on funding a few large teams with total solution packages, and competition for these contracts has increased. In order to be more competitive, Teknowledge’s role has sometimes shifted from contractor to subcontractor; further reducing revenue production. Third, the component solution contract dollars available have often been awarded in smaller increments through the Small Business Innovation Research programs. The future demand for government-sponsored contract R&D services will depend on a number of factors, including the quantity of competitive contract awards and sponsor priorities. In 2007, 42 percent of total revenues for the three months ended June 30, 2007 were from the Department of the Air Force, compared to 17 percent for the second quarter of 2006.

Financial Solutions revenue for the three months ended June 30, 2007 was $167,000, representing a 28 percent or $65,000 decrease in revenues from the comparable quarter in 2006. Customer demand did not meet expectations in the second quarter. Some customers seem reluctant to sign up for new business until the Company’s financial performance improves. Financial Solutions revenues from license sales to customers were $0, compared to $0 in the second quarter of 2006.

In addition to product license and service opportunities, the Company is actively pursuing patent and technology licensing agreements with large companies that may be infringing on the Company’s patents. During the second quarter of 2007, the Company recorded no revenue from intellectual property licensing activity as compared to $1,000,000 in the comparable quarter in 2006.

Revenues from the Financial Solutions and Patent and Technology Licensing combined segments were equal to the revenue from the government segment in the second quarter of 2007. The Company anticipates that during the fiscal year 2007 the segment with the most revenue may fluctuate from quarter to quarter, depending on the specifics of business opportunities, contract wins, market cycles, and intellectual property settlements or rulings.

Costs and Expenses

Cost of revenues was $361,000 for the three months ended June 30, 2007, compared to $543,000 for the three months ended June 30, 2006. Cost of revenues were 108 percent of total revenues for the three months ended June 30, 2007, compared to 35 percent for the three months ended June 30, 2006. In the second quarter of 2007, the Company spent $95,000 less on labor and labor related costs and $253,000 more on outside support costs on contracts. The increase in outside support was primarily due to the expense of settling the Large Systems Specialists, Inc. lawsuit.  The Company plans to contain its spending until it can improve its overall backlog.

General and administrative (“G&A”), costs were $409,000 for the three months ended June 30, 2007, compared to $370,000 for the three months ended June 30, 2006. Total G&A expenses increased about 11 percent over the three months ending June 30, 2006 or $39,000. This increase in G&A costs is primarily the result of an increase in salaries. G&A expenses for the three months ended June 30, 2007, were 122 percent of total revenue compared to 24 percent of total revenue for the three months ended June 30, 2006. Due to a change in the product mix between government and commercial contracts, less G&A expense was absorbed by the Government contracts. Because of flexible overhead rate application in the government cost structure, government contracts are able to absorb a proportionate share of G&A expenses; however, commercial contracts are not as flexible in their pricing structure, therefore leaving them less able to absorb an increase in the G&A allocation. As revenue increases, the Company anticipates that general and administrative expenses will decline as a percentage of total revenue.

Sales and marketing expenses were $11,000 for the three months ended June 30, 2007, compared to $7,000 for the three months ended June 30, 2006.  Sales and marketing costs were 3 percent of total revenues in the second quarter of 2007 and 0 percent during the same period in 2006.  The increase in overall expenses is attributed to a slight increase in the amount of employee time spent on direct sales and marketing. The Company’s sales and marketing efforts include applications engineering and technical support, direct sales efforts, as well as trade shows, demonstrations, and other traditional marketing activities. Teknowledge is now developing new software and a team to provide hardware and software integration services to financial and other institutions. Sales and marketing expenses are expected to grow in proportion to the growth in commercial revenues in the future.

The Company sponsored internal R&D expenses for new software product (primarily ActionWeb) were $389,000 for the three months ended June 30, 2007, compared to $304,000 for the three months ended June 30, 2006. R&D expenses for the three months ended June 30, 2007 and 2006 were 116 percent and 20 percent of total revenue, respectively. Typically, the majority of the Company’s long-term R&D expenditures are funded externally through government projects (and recorded as cost of revenues), which are expected to provide new technology and intellectual property. Teknowledge retains intellectual property rights on its contract R&D work.

Non-operating Income and Expenses

Interest and other income was $9,000 for the three months ended June 30, 2007, compared to $14,000 for the three months ended June 30, 2006. There was no interest expense for the three months ended June 30 in both 2007 and 2006. The Company had no outstanding debt on June 30 in both 2007 and 2006.

The effective tax rate was zero percent for both the three months ended June 30, 2007 and 2006, respectively. An effective tax rate of zero percent for the current quarter is the result of the Company’s net operating loss carry forward and valuation allowance against the deferred tax assets.

Six months ended June 30, 2007 and 2006

Revenues

Revenues for the six months ended June 30, 2007 were $638,000, compared to $2,149,000 for the six months ended June 30, 2006. Overall revenues decreased 70 percent on a decline in revenue from both commercial and governmental customers. The largest decline was experienced by the Company’s intellectual property and patent segment, which recorded no revenue in 2007 as compared to $1,000,000 in 2006. Revenues from Financial Solutions accounted for 50 percent of total revenues compared to 26 percent for the comparable period in 2006. Revenue from Government Contract R&D was 50 percent of total revenue in the six months ended June 30, 2007, compared to 27 percent in the six months ended June 30, 2006. Revenue from Patent and Technology Licensing was 0 percent in the six months ended June 30, 2007 and 47 percent in the six months ended June 30, 2006.

The Company did not replace all of the government contracts that were completed during the 2006 year, largely because of changing government priorities and vigorous competition. The decrease in government revenue of $270,000 is attributed to a decline in government contracts compared to the comparable period in 2006. The Company is seeking new government contracts to replace the government contracts that ended in 2006 and has submitted proposals to the government that are currently under consideration.

Government Contract R&D revenue for the six months ended June 30, 2007 was $319,000, a 46 percent decrease in revenue from $589,000 in the comparable period in 2006. Some of Teknowledge’s contracts ended in 2006 and were not immediately replaced with new contracts. Replacing these large contracts was more difficult than expected for several reasons. First, much of the post 9-11 increase in defense spending was focused on supporting war efforts directly, rather than on software R&D. Second, a higher percentage of the budget of some of our key government sponsors has focused on funding a few large teams with total solution packages, and competition for these contracts has increased. In order to be more competitive, Teknowledge’s role has sometimes shifted from contractor to subcontractor; further reducing revenue production. Third, the component solution contract dollars available have often been awarded in smaller increments through the Small Business Innovation Research programs. The future demand for government-sponsored contract R&D services will depend on a number of factors, including the quantity of competitive contract awards and sponsor priorities. In 2007, 46 percent of total revenues for the six months ended June 30, 2007 were from the Department of the Air Force, compared to 23 percent for the six months ended June 30, 2006.

Financial Solutions revenue for the six months ended June 30, 2007 was $319,000, representing a 43 percent or $241,000 decrease in revenues from the comparable quarter in 2006. Customer demand did not meet expectations in the six months ended June 30, 2007. Some customers seem reluctant to sign up for new business until the Company’s financial performance improves. There were no Financial Solutions revenues from license sales to customers, compared to $14,000 in the six months ended June 30, 2006. Based on a review of the commercial pipeline of planned license revenues, the Company believes near term license sales from customers are expected to be minimal until the Company’s financial position improves.

In addition to product license and service opportunities, the Company is actively pursuing patent and technology licensing agreements with large companies that may be infringing on the Company’s patents. During the six months ending June 30, 2007, the Company recorded no revenue from intellectual property licensing activity as compared to $1,000,000 in the comparable period in 2007.

Revenues from the Financial Solutions and Patent and Licensing combined segments were equal to the revenue from the government segment in the six months ended June 30, 2007. The Company anticipates that during the fiscal year 2007 the segment with the most revenue may fluctuate from quarter to quarter, depending on the specifics of business opportunities, contract wins, market cycles, and intellectual property settlements or rulings.

Costs and Expenses

Cost of revenues was $559,000 for the six months ended June 30, 2007, compared to $846,000 for the six months ended June 30, 2006. Cost of revenues were 88 percent of total revenues for the six months ended June 30, 2007, compared to 39 percent for the six months ended June 30, 2006. In the six months ended June 30, 2007, the Company spent $167,000 less on labor and labor related costs and $246,000 more on outside support costs on contracts. The increase in outside support was primarily due to the expense of settling the Large Systems Specialists, Inc. lawsuit.  The Company plans to contain its spending until it can improve its overall backlog.

General and administrative (“G&A”), costs were $834,000 for the six months ended June 30, 2007, compared to $855,000 for the six months ended June 30, 2006. Total G&A expenses decreased about 2 percent over the six months ending June 30, 2006 or $21,000. This decrease in G&A costs is primarily the result of a reduction in professional services costs, although this effect was partially offset by an increase in salaries. G&A expenses for the six months ended June 30, 2007, were 131 percent of total revenue compared to 40 percent of total revenue for the six months ended June 30, 2006. Due to a change in the product mix between government and commercial contracts, less G&A expense was absorbed by the Government contracts. Because of flexible overhead rate application in the government cost structure, government contracts are able to absorb a proportionate share of G&A expenses; however, commercial contracts are not as flexible in their pricing structure, therefore leaving them less able to absorb an increase in the G&A allocation. As revenue increases, the Company anticipates that general and administrative expenses will decline as a percentage of total revenue.

Sales and marketing expenses were $14,000 for the six months ended June 30, 2007, compared to $9,000 for the six months ended June 30, 2006. Sales and marketing costs were 2 percent of total revenues in the six months ended June 30, 2007 versus 0 percent in the comparable period of 2006. The increase in overall expenses is attributed to a slight increase in the amount of employee time spent on direct sales and marketing of TekPortal.  The Company’s sales and marketing efforts include applications engineering and technical support, direct sales efforts, as well as trade shows, demonstrations, and other traditional marketing activities. Teknowledge is now developing new software and a team to provide hardware and software integration services to financial and other institutions. Sales and marketing expenses are expected to grow in proportion to the growth in commercial revenues in the future.

The Company-sponsored internal R&D expenses for new software products (primarily ActionWeb) were $727,000 for the six months ended June 30, 2007, compared to $620,000 for the six months ended June 30, 2006. R&D expenses for the six months ended June 30, 2007 and 2006 were 114 percent and 29 percent of total revenue, respectively. The majority of the Company’s long-term R&D expenditures are funded externally through government projects (and recorded as cost of revenues), which are expected to provide new technology and intellectual property. Teknowledge retains intellectual property rights on its contract R&D work.

Non-operating Income and Expenses

Interest and other income (expense) was $83,000 for the six months ended June 30, 2007, compared to $35,000 for the six months ended June 30, 2006.  Interest and other income included $1,050,000 related to the 2005 sale of TekPortal to Intuit that was released from escrow, plus interest on the principal amount.  There was no interest expense for the six months ended June 30 in both 2007 and 2006. The Company had no outstanding debt on June 30 in both 2007 and 2006.

The effective tax rate was zero percent for both the six months ended June 30, 2007 and 2006, respectively. An effective tax rate of zero percent for the six months ended June 30, 2007 is the result of the Company’s net operating loss carry forward and valuation allowance against the deferred tax assets.

Bookings and Backlog

 At June 30, 2007, the expected order backlog was approximately $572,000, which consisted of new orders for which work has not yet begun and revenue remaining to be recognized on work in progress. Of the June 30, 2007 backlog, 77 percent is from Government Contract R&D customers, while 23 percent is from Financial Solutions customers. The Financial Solutions segment contributed 50 percent of revenue during the three-month period ended June 30, 2007. The Financial Solutions percentage contribution to backlog is lower than from government customers because of the sale of TekPortal to Intuit, and the fact that commercial contracts are typically less than nine months in duration. Approximately 12 percent of the backlog consists of government-sponsored programs that were awarded but not yet authorized for funding at June 30, 2007. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The Company has received additional funding on two government contracts. If addition follow on funding is not received in a timely manner, the Company may experience an interruption in its planned billing and cash collections during the hiatus period between funding increments. Excluding expected new work, the Company expects 65 percent of the current backlog to be fulfilled during 2007.

Liquidity and Capital Resources

As of June 30, 2007, Teknowledge had approximately $486,000 in cash and cash equivalents, a decrease of $787,000 or 62 percent from the comparable cash and cash equivalents in second quarter ended 2006 of $1,273,000. The decrease in net cash at June 30, 2007 is attributed to ongoing operating losses. The Company used net cash of $1,335,000 for its operating activities for the six months ended June 30, 2007, compared to the use of $893,000 in the same period for 2006. The Company received $1,050,000 from investing activities for the 6 months ended June 30, 2007 (from the release of escrow in the sale of TekPortal to Intuit), compared to using $3,000 in 2006 for the same period. In the 6 months ended June 30 of both 2006 and 2007, financing activities provided no cash.

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

Determination of Government Indirect Rate Reserves

The Company’s revenues, costs, and earnings on government contracts are determined based on direct cost and estimated overhead “indirect” rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs typically vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made on a cumulative basis whereas the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal Government. As a result of these audits, the Company may be exposed to annual cost adjustments that are applied on a retroactive basis to the government contracts completed in prior years. These adjustments can have a negative or positive effect on the results of operations and cash reserves in the period in which the adjustment is realized. In order to address the possible exposure to rate adjustments in prior years, Teknowledge established a rate adjustment reserve for potential government cost recovery for the then open and unaudited years of 2001-2005. The cumulative reserve, including earned retained fee of $209,000, is $2,246,000 at June 30, 2007.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued FAS No. 159, "The Fair Value Option for Financial Assets and Liabilities-Including an Amendment of FAS 115." This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. This option is available to all entities. Most of the provisions in FAS 159 are elective; however, an amendment to FAS 115 "Accounting for Certain Investments in Debt and Equity Securities" applies to all entities with available for sale or trading securities. Some requirements apply differently to entities that do not report net income. FAS 159 is effective as of the beginning of an entities first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity makes that choice in the first 120 days of that fiscal year and also elects to apply the provisions of FAS 157 "Fair Value Measurements." We will adopt FAS 159 beginning January 1, 2008 and we are currently evaluating the potential impact the adoption of this pronouncement will have on our financial statements.

Risks That May Affect Future Results of Operations and/or Stock Price

Current cash flow may be insufficient to support current and future operations

To support current and future operations, the Company is dependent upon revenues, credit facilities and its ability to obtain financing. Revenues decreased by 78 percent in the second quarter of 2007 to $335,000, compared to $1,541,000 in the second quarter of 2006. The ability of the Company to grow its revenues will depend on the Company’s success in winning new government R&D contracts, selling its new ActionWeb product in security applications, as well as selling commercial services and maintenance support to existing and new customers. As of June 30, 2007, Teknowledge had $486,000 in cash and cash equivalents, a decrease of $787,000 over the comparable period in 2006. The decrease in net cash at June 30, 2007 is attributed principally to ongoing operating losses.  The Company used net cash of $1,335,000 from its operating activities for the six months ended June 30, 2007, compared to $893,000 used in the same period during 2006. The Company generated $1,050,000 from investing activities in the first six months of 2007 compared to $3,000 used in the same period in 2006. In the second quarter of 2006 and 2007, financing activities provided no cash. Teknowledge intends to establish a new credit line with a bank. The Company’s available cash and anticipated credit facilities may not be adequate to sustain the business over the next 9 months. Future growth is likely to be dependent on the Company’s success at improving revenues and cash flow.

Teknowledge is actively pursuing new government contracts, ActionWeb product and services business, as well as patent and technology licenses. However, there can be no assurance that the Company will be able to generate increased revenue from new software and integration services or by licensing its patents and technology. The Company may not be able to develop successful new products and services, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements. The Company may be required to eliminate costs by reducing headcount further, which could result in less sales or development activities and adversely impact operations. In the event the Company raises capital by issuing equity securities from authorized shares, such financing will decrease the percentage equity ownership of existing stockholders, and depending on the price, at which the equity securities are sold, may result in significant economic dilution. The Board of Directors is also authorized under the Company’s Certificate of Incorporation to issue preferred stock with preferences and privileges senior to those of the common stockholders without common stockholder approval, though subject to applicable government regulations and stockholder approval rules. If the Company issues preferred stock in a financing, the rights of existing stockholders could be adversely impacted.

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

Periodic rate changes and audits on government contracts may cause cost adjustments

The majority of Teknowledge’s service revenue has historically been derived from government-sponsored contract R&D projects. Dependence on R&D contracts can be risky because the contracts are subject to administrative, legislative, and political interruptions, which may jeopardize the flow of funds. There can be no assurance that the Company’s proposals will be competitive, or that the government will continue to seek services at the current level in the future. Another uncertainty is that the Company’s revenues, costs, and earnings on government contracts are determined based on estimated overhead rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs inevitably varies somewhat from original estimates and necessitates periodic adjustments to overhead rates and revenues. An adjustment of a few percentage points may translate into several hundred thousand dollars in rate adjustments or reserves. Rate adjustments are made on a cumulative basis at least annually, but the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal Government. As a result of these audits, the Company may be exposed to cost adjustments, which are applied on a retroactive basis to the government contracts completed in those years. These adjustments can have a significant negative or positive effect on the results of operations and cash reserves in the period in which the adjustment is realized. In order to address the possible exposure from prior year rate adjustments, Teknowledge has established a rate adjustment reserve for such contingencies, and the amount of the rate adjustment reserve is reviewed and adjusted at least annually. During 2004, the Defense Contract Audit Agency (“DCAA”) finished its preliminary audit of the 2001 overhead rates and identified potential cost recoveries, principally from the treatment of software amortization costs. The Company aggregated these costs for all open years from 2001-2005 to determine the appropriateness of the reserve. [See discussion of government overhead rate reserve in Part II, Item 6, “Critical Accounting Policies and Estimates”.] As a result of this review, Teknowledge determined that additional reserves of $1,500,000 should be accrued in 2004 to provide for a potential negative result if the Company is unsuccessful in its contract appeal process. The cumulative reserve at June 30, 2007 was $2,246,000.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On April 1, 2006, Teknowledge filed a lawsuit against the United States Government in the United States Court of Federal Claims. Teknowledge is requesting that the court rule as improper a contracting officer’s decision dated January 19, 2006 that Teknowledge must account for all Software Amortization costs as direct costs of the Financial Services overhead pool, and that Teknowledge may, pursuant to the Federal Acquisition Regulation (FAR), account for 31% of the Software Amortization costs as indirect costs of the government overhead pool and recover those costs. No trial date has been set. A Pretrial Scheduling Order was filed on October 10, 2006 mandating that the parties submit a Joint Status Report by October 15, 2007, which was extended by a subsequent Discovery Scheduling Order to November 29, 2007.

On October 6, 2006, Teknowledge was served with a lawsuit from Large Systems Specialists, Inc., a contractor of Teknowledge. The lawsuit was filed in the Superior Court of California, Santa Clara County, and claimed breach of contract and requested damages in the amount of $343,583.  The lawsuit was a result of Teknowledge contesting an invoice submitted on June 29, 2006 in the amount of $252,265.00. The invoice was submitted under a consulting services agreement and related software maintenance services agreement, and was submitted for alleged under-billing by Large Systems Specialists, Inc for the period February 4, 2003 to June 16, 2006. On October 31, 2006, Teknowledge invoked the arbitration clause of the subject agreements and stipulated to a Stay of Action Pending Arbitration. The arbitration was conducted on May 23, 2007 and June 6, 2007. Because Teknowledge withheld further payments under the contract pending resolution of the dispute, the amount in controversy at the time of the arbitration was $559,133.00. Subsequent to the arbitration, but prior to an issued ruling, the parties agreed to a settlement. Under the terms of the settlement, Teknowledge agreed to pay Large Systems Specialists, Inc. the sum of $400,000.00, which payment consists of an initial payment of $216,000.00 in June, and monthly payments of $15,333.33 thereafter.

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

Item 6. Exhibits

(a)     Exhibits:

Set forth below is a list of all exhibits filed herewith or incorporated by reference as part of this Quarterly Report on Form 10–QSB.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002, dated August 20, 2007.
31.2	Certification of Principal Financial Officer pursuant to rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002, dated August 20, 2007.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 20, 2007.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated August 20, 2007.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: August 20, 2007	Teknowledge Corporation
(Registrant)

By: /s/ Neil Jacobstein
Neil Jacobstein
Chairman of the Board of Directors
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on August 20, 2007.

/s/ Neil Jacobstein	Chairman of the Board of Directors,	August 20, 2007
Neil Jacobstein	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Michael D. Kaplan	Vice President and	August 20, 2007
Michael D. Kaplan	Chief Financial Officer