Form 10QSB
period 2007-09-30
TEKNOWLEDGE CORP
filed 2008-05-29
CIK 716214

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.

Class	Outstanding at May 15, 2008

Common Stock, $0.01 par value	5,735,754

TABLE OF CONTENTS

			Page No.
	PART I.	FINANCIAL INFORMATION

Item 1.		Condensed Consolidated Financial Statements (Unaudited)

		Condensed Consolidated Balance Sheets as of September 30, 2007 and December 31, 2006	3

		Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)
		for the three months and nine months ended September 30, 2007 and 2006	4

		Condensed Consolidated Statements of Cash Flows for nine months ended
		September 30, 2007 and 2006	5

		Notes to the Condensed Consolidated Financial Statements	6

Item 2.		Management's Discussion and Analysis of Financial Condition and Results of
		Operations	13

Item 3.		Controls and Procedures	28

	PART II.	OTHER INFORMATION

Item 1.		Legal Proceedings	29

Item 6.		Exhibits and Reports on Form 8-K	29

Signatures			30

Exhibits 31.1 and 31.2 (the 302 certifications)	31

Exhibits 32.1 and 32.2 (the 906 certifications)	33

PART I. FINANCIAL INFORMATION
Item 1: Condensed Consolidated Financial Statements

TEKNOWLEDGE CORPORATION
CONDENSED CONSOLIDATED BALANCE SHEETS

As of September 30, 2007

	September 30, 2007	December 31, 2006
	(unaudited)	(1)
ASSETS
Current assets:
Cash and cash equivalents	$ 92,314	$ 771,112
Receivables:
Billed, net of allowance of $5,000 and $7,100, respectively	165,333	361,439
Unbilled & other receivables	462,540	275,434
Total receivables	627,873	636,873
Prepaids and other current assets	68,991	137,001
Total current assets	789,178	1,544,986

Long term government unbilled receivable	209,000	227,000
Fixed assets, at cost:
Computer and other equipment	3,275,335	3,275,335
Software	440,540	440,540
Furniture and fixtures	33,124	33,124
Leasehold improvements	6,428	6,428
Total fixed assets at cost	3,755,427	3,755,427
Less: Accumulated depreciation and amortization	(3,751,633)	(3,744,921)
Fixed assets, net	3,794	10,506
Total assets	$ 1,001,972	$ 1,782,492

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
Current liabilities:
Accounts payable	$ 265,850	$ 229,261
Payroll and related liabilities	191,869	208,919
Government rate reserve	2,246,306	2,248,305
Other accrued liabilities	34,376	97,213
Total current liabilities	2,738,401	2,783,698

Contingencies (see Note 9)

Stockholders' deficiency:
Preferred stock, $.01 par value, authorized 2,500,000 shares, including
Series A Convertible Preferred Stock, none issued	-	-
Common stock, $.01 par value, authorized 25,000,000 shares,
5,735,754 shares issued and outstanding in 2007 and 2006	57,358	57,358
Additional paid-in capital	1,930,933	1,926,521
Accumulated deficit since January 1, 1993
(following quasi-reorganization)	(3,724,720)	(2,985,085)
Total stockholders' deficiency	(1,736,429)	(1,001,206)
Total liabilities and stockholders' deficiency	$ 1,001,972	$ 1,782,492

The accompanying notes are an integral part of these consolidated financial statements.

(1) The information in this column was derived from the Company’s audited consolidated financial statements for the year ended December 31, 2006.

TEKNOWLEDGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
(Unaudited)

Teknowledge Corporation
Consolidated Statements of Operations
and Comprehensive Income (Loss)

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
Revenues:
Software services and licenses	$ 312,006	$ 559,820	$ 949,812	$ 1,709,250
Patent licenses		-		$ 999,999
Total revenues	312,006	559,820	949,812	$ 2,709,249
Cost of revenues:
Software services and licenses	215,622	193,290	763,252	$ 758,800
Patent licenses	10,480	6,125	21,750	$ 286,863
Total cost of revenues	226,102	199,415	785,002	$ 1,045,663
Gross profit (loss)	85,904	360,405	164,811	$ 1,663,586
Operating expense:
General and administrative	357,991	364,954	1,192,011	$ 1,219,772
Research and development	91,802	425,964	818,709	$ 1,045,585
Sales and marketing	14,949	3,560	28,866	$ 12,068
Gain on sale of assets			(1,050,000)	$ -
Total operating expenses	464,742	794,478	989,586	$ 2,277,425
Income (loss) from operations	(378,838)	(434,073)	(824,775)	$ (613,840)
Interest and other income, net	2,076	16,399	85,141	$ 51,453
Income (loss) before provision (benefit) for income taxes	(376,762)	(417,674)	(739,634)	$ (562,386)
Provision for income tax (benefit)	-	(50,000)	-	(50,000)
Net income (loss) and comprehensive income (loss)	$ (376,762)	$ (367,674)	$ (739,634)	$ (512,386)

Earnings (loss) per share:
- Basic	$ (0.07)	$ (0.06)	$ (0.13)	$ (0.09)
- Diluted	$ (0.07)	$ (0.06)	$ (0.13)	$ (0.09)

Shares used in computing earnings (loss) per share:
- Basic	5,735,754	5,735,754	5,735,754	5,735,754
- Diluted	5,735,754	5,735,754	5,735,754	5,735,754

The accompanying notes are an integral part of these consolidated financial statements.

TEKNOWLEDGE CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

Teknowledge Corporation
Consolidated Statements of Cash Flows

	Nine Months ended September 30,
	2007	2006
Cash flows from operating activities:
Net loss	$ (739,634)	$ (512,386)
Adjustments to reconcile net income (loss) to net cash
used in operating activities:
Depreciation and amortization	$ 6,712	15,136
Amortization of warrants and options	$ 4,411	12,950
Gain on sale of assets	$ (1,050,000)	-
Provision for doubtful accounts	$ (15,500)	(34,356)
Decrease (increase) in operating assets:
Receivables	$ 42,500	(70,969)
Prepaids and other current assets	$ 68,010	(2,127)
Increase (decrease) in operating liabilities:
Accounts payable	$ 36,589	(206,326)
Other accrued liabilities	$ (81,885)	(28,038)
Net cash used in operating activities	$ (1,728,797)	(826,116)

Cash flows from investing activities:
Proceeds from sale of asset	1,050,000	-
Purchase of fixed assets	-	(2,641)
Net cash provided by (used in) investing activities	1,050,000	(2,641)

Cash flows from financing activities:	-	-
Net decrease in cash and cash equivalents	(678,797)	(828,757)
Cash and cash equivalents at beginning of period	771,112	2,168,508
Cash and cash equivalents at end of period	92,314	$ 1,339,751
Supplemental disclosure of cash flow information:
Cash paid for interest	$ -	$ -
Cash paid for income taxes	-	-

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

3.     Earnings (Loss) Per Share

 Basic earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares of common stock outstanding during the period. Diluted earnings (loss) per share is calculated by dividing net income (loss) by the weighted average shares of outstanding common stock plus the effect of potentially dilutive common stock securities during the period. Potentially dilutive securities consist of shares issuable upon the exercise of outstanding common stock options and warrants. These securities amounted to 3,486 shares for the nine months ended September 30, 2007.  All potentially dilutive securities have been excluded from the calculation of the diluted net loss per share for the three-month and nine-month periods ended September 30, 2006 and 2007, as their inclusion would be anti-dilutive.

A summary of the net income (loss) per share calculation for the three-month and nine-month periods ended September 30, 2007 and 2006 is as follows (in thousands, except per share amounts):

	Three Months ended September 30,		Nine Months ended September 30,
	2007	2006	2007	2006
Net income (loss) available to common shareholders:
Numerator: Net income (loss)	$ (377)	$ (368)	$ (740)	$ (512)

Denominator for basic net income (loss) per share:
Weighted average common shares outstanding	5,736	5,736	5,736	5,736
Effect of dilutive securities	-	-	-	-
Diluted weighted average common shares	5,736	5,736	5,736	5,736

Basic net income (loss) per share	$ (0.07)	$ (0.06)	$ (0.13)	$ (0.09)
Diluted net income (loss) per share	$ (0.07)	$ (0.06)	$ (0.13)	$ (0.09)

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

Impact of the Adoption of SFAS No. 123R

For purposes of calculating stock-based compensation expense, the fair value of each stock option grant is estimated on the date of grant using the Black-Scholes option pricing model and the following assumptions:

	Six Months Ended June 30,
	2007	2006
Risk-free interest rate	5%	4.5%
Expected life of option	1.0 year	1.0 year
Expected dividends	0%	0%
Volatility	166%	160%
Weighted average fair value at grant date	N/A	N/A

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

During the quarter ended September 30, 2007, the Company granted no options to non-employee Board of Directors and 224,375 employee options that vest over a period of five years.  In the third quarter of 2007, the Company recorded $3,621 of stock-based compensation related to stock options.

As of September 30, 2007, the unrecorded deferred stock-based compensation balance related to stock options was $48,998 and will be recognized over an estimated weighted average amortization period of 3.66 years.

Stock-Based Compensation Plans

The Company’s stock option plan for employees is called the Teknowledge Corporation 1998 Stock Option Plan (the “1998 Plan”) and the stock option plan for Directors is called the 2002 Teknowledge Plan for Non-Employee Directors (the “Directors’ Plan”).

The aggregate number of shares issued under the 1998 Plan may not exceed 2,345,101 shares of common stock and 956,807  shares were available for future grant as of September 30, 2007. The Board of Directors has granted options to employees that are either incentive stock options (“ISO”) or non-statutory stock options (“NSO”). For ISO, the exercise price of the common stock options may not be less than the fair market value on the date of grant. For NSO, the exercise price of the common stock may not be less than 85% of the fair market value of the common stock on the date of grant. For 2004 and prior, the options vest in quarterly increments starting the second year of a four-year term and expire ten years after the grant date.

The aggregate number of shares issued under the Directors’ Plan may not exceed 250,000 shares of common stock and 151,976 shares were available for future grant as of September 30, 2007. Under this plan, non-employee directors are entitled to receive annual option grants to purchase 3,000 shares of common stock on their initial election to the Board and thereafter on the anniversary date of their election to the Board. The Company, under the Directors’ Plan may grant options to purchase common stock in lieu of cash payments for directors’ fees. Options, which are granted at fair market value, are exercisable one year after the grant date and expire ten years from the grant date.

As of September 30, 2007 the following number of shares of common stock have been reserved for future issuance under both Plans:

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)		(b)

Equity compensation plans approved by security holders	1,486,318	(1)	$1.18	1,108,783	(2)

Equity compensation plans not approved by security holders	-		-	-

Total	1,486,318		$1.18	1,108,783

(1) Consists of 1,163,919 shares subject to options that are outstanding and shares available for future issuance under the 1998 Plan and 98,024 shares subject to options that are outstanding and shares available for future issuance under the Director Plan.

(2) Consists of 956,807 shares that are reserved for issuance under the 1998 Plan and 151,976 shares reserved for issuance under the Director Plan. Stockholder approval is required to increase the number of options available under either plan.

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value (000s)
Outstanding at December 31, 2004	1,000,095	$ 3.52
Granted	1,141,596	$ 0.39
Exercised	-	-
Forfeited	(929,564)	$ 2.54
Outstanding at December 31, 2005	1,212,127	$ 1.34
Granted	30,810	$ 0.21
Exercised	-	-
Forfeited	(67,744)	$ 2.29
Outstanding at December 31, 2006	1,175,193	$ 1.26	7.2	$ 4
Granted	224,375	$ -
Exercised	-	-
Forfeited	-	$ -
Outstanding at September 30, 2007	1,399,568	$ 1.26	7.0	$ 4
Vested and expected to vest
at September 30, 2007	1,168,099	$ 1.26	6.7	$ 4
Exercisable at September 30, 2007	1,168,099	$ 1.26	6.7	$ 4

The following table summarizes information about stock options outstanding at September 30, 2007:

	Options Outstanding			Options Vested & Exercisable
Range of Exercise Prices		Weighted Average Contractual Life	Weighted Average Exercise Price		Weighted Average Exercise Price
($'s)	Options	(Years)	($'s)	Options	($'s)

0.05 - 1.00	1,076,024	8.3	$ 0.34	844,849	$ 0.36
1.01 - 2.00	18,416	5.6	0.14	18,416	1.42
2.01 - 3.00	104,321	2.3	2.13	104,321	2.13
3.01 - 4.00	58,807	2.4	3.77	58,513	3.77
4.01 - 5.00	136,000	2.8	4.85	136,000	4.85
5.01 - 12.00	6,000	2.3	6.85	6,000	6.85
0.05 - 8.15	1,399,568	7.0	$ 1.10	1,168,099	$ 1.26

5.     Revenue Recognition

The Company derives revenue from research and development contracts with the U.S. Government and from sales of software products and services from its Financial Solutions segment. Revenue is also generated from Patent and Technology Licensing.

(a)	Contract Revenue

The Company principally uses the percentage-of-completion method of accounting for contract revenues for both government and commercial projects. The percentage-of-completion method is based on total costs incurred to date compared with estimated total costs upon completion of contracts. The Company charges all losses on contracts to operations in the period when the loss is known. For contracts that do not meet the criteria for the percentage-of-completion method, the Company recognizes contract revenue on a completed contract basis. Fifteen percent of the fee for government contracts is retained and may be billed after the final indirect rates are submitted to the government. The final indirect rates are not submitted to the government until they have been reviewed and approved by the Defense Contract Audit Agency (“DCAA”). Revenue on the retained fee is recognized as earned but not billed until the final indirect rates have been approved by the DCAA. As of September 30, 2007, the Company calculated that it had approximately $209,000 of unbilled retained fees on its completed government contracts that will be collected in future periods. The Company has not received final overhead rate approval from government agencies for costs incurred during the fiscal years 2001 through 2004. Accordingly, the Company has recorded a rate adjustment reserve of $2,246,000 related to potential adjustments to the Company’s indirect overhead rates.

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

Financial information about segments (in thousands):

	Financial Solutions	Government Contract R&D	Patent & Technology licensing	Total
Three months ended September 30, 2007:
Revenues	$ 78	$ 234	$ -	$ 312
Cost of revenues	58	158	10	226
Gross profit (loss)	$ 20	$ 76	$ (10)	$ 86

Three months ended September 30, 2006:
Revenues	$ 260	$ 300	$ -	$ 560
Cost of revenues	135	58	6	199
Gross profit (loss)	$ 125	$ 242	$ (6)	$ 361

	Financial Solutions	Government Contract R&D	Patent & Technology licensing	Total
Nine months ended September 30, 2007:
Revenues	$ 396	$ 554	$ -	$ 950
Cost of revenues	460	303	22	785
Gross profit (loss)	$ (64)	$ 251	$ (22)	$ 165

Nine months ended September 30, 2006:
Revenues	$ 820	$ 889	$ 1,000	$ 2,709
Cost of revenues	461	298	287	1,046
Gross profit (loss)	$ 359	$ 591	$ 713	$ 1,663

Revenues from customers in the United States represented approximately 98 percent and 93 percent for the nine months ended September 30, 2007 and 2006, respectively. During the nine months ended September 30, 2007, approximately 46 percent of the total revenue was attributed to one agency of the Federal government and 27 percent of total revenue was attributed to two Financial Solutions customers. No other customers accounted for greater than 10 percent of total revenues.

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

8.      Going Concern

The Company had a working capital deficiency for the period ended September 30, 2007, with a stockholders’ deficiency of $1,736,000.  Accordingly, the Company's ability to continue as a going concern is in doubt and is dependent on the Company generating cash flows that are adequate to sustain the operations of the business and maintain its obligations with respect to secured and unsecured creditors, none of which is assured. The consolidated financial statements do not give effect to any adjustments which would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.

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

On July 17, 2007, Teknowledge filed a lawsuit against Cellco Partnership dba Verizon Wireless in the United States District Court for the Eastern District of Texas.  The Complaint stated a claim for patent infringement of the ‘175 patent and sought damages for infringement. The claims asserted in this complaint concern the alert and notification features of the ‘175 patent, which can be utilized to deliver alerts to users concerning changes to data items of interest on a network.

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

Overview of Significant Matters

Financial Position

At September 30, 2007, Teknowledge had $92,000 in cash in the bank, albeit with significant reserves on the books. The Company had $463,000 in unbilled receivables pending approval of new government rates. In addition, during the third quarter of 2007, Teknowledge invested $92,000 in internally sponsored R&D, including its ActionWebTM sense and respond product line. After significantly reducing overhead expense and paying off our loans, we are now well into Stage II of our recovery plan – rebuilding our revenue base and making our operations profitable again.

Teknowledge plans to return to profitability using a tried and true methodology - decreasing expenses and increasing revenues.  We have already taken additional steps to decrease significantly our labor, rent, medical, and legal expenses. We are servicing our remaining TekPortal maintenance customers, and we transferred most of our maintenance customers to Intuit as planned. We continue to do some services work for Intuit. We have practices in place that are designed to increase revenue, increase engineering skills, and reduce our downside risk on new services contracts.

Teknowledge won a Phase II Deductive Spreadsheets SBIR for $700,000 in 2006. We wrote a Phase I Helicopter Associate SBIR proposal in 2006, and were notified of a win on this Phase I proposal during the first quarter of 2007. We have several additional proposals in for government contract work.

Teknowledge has built a new ActionWeb based web services product that utilizes our alerts technologies. This is a next generation sense and respond product designed to make it easier for large numbers of customers to deal with the torrent of data rushing at them by using a simple, knowledge-based web service for managing their information logistics, particularly around security problems. The system can sense conditions of interest specified by users, and respond directly with web-based actions when those conditions have been met.

Teknowledge will continue to evolve ActionWeb™ with feedback from potential users.. For almost a quarter century, we have been continuously improving our ability to deliver knowledge-based software and services solutions. We already have most of the software pieces in place, either through contract work we have already done, or through third party license arrangements. We plan to reverse the traditional software development allocation of resources, and spend a large part of our attention working with customers to make their user experience rewarding, rather than just building software and hoping that customers will find it and like it. Teknowledge has been working with distributed computing and web services for almost a decade, and has next generation wrapping, alerts, ontology, and security related software. Teknowledge has a pioneering patent on distributed information logistics, which is about getting the right information to the right people at the right time. We believe that the Company can do more than just deliver data. We can use our knowledge-based inference services to make informed judgments about the meaning and significance of critical pieces of information. Our intent is to combine our software with third party hardware to provide compelling value to customers.  Teknowledge plans to continuously improve its ability to deliver software and hardware integration services. In addition, we plan to deliver value-added web services that help customers monitor critical variables in their security operations, and enable them to act on changes to those variables in a timely manner.

The Company experienced a decline in operating revenue during the first nine months of 2007 as compared to the same period in 2006. Government Contract R&D revenue is still down, pending several new prospects that may result in additional R&D revenues in Q4 of 2007 and Q1 of 2008. In the meantime, the Company continues to decrease its overhead and general and administrative (“G&A”) expenses. It is now focusing on winning billable integration services contracts and developing its ActionWeb product.

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

 Some of Teknowledge’s software development is supported by competitive contracts from the most sophisticated R&D sponsors in the world. Specifically, Teknowledge has developed software wrappers, which have many security applications in protecting computers from new worms and viruses that may not have a known signature in an antivirus database. The Company has also developed a Standard Upper Ontology and Middle Ontology. These are ways of expressing knowledge formally that can be specialized for sophisticated semantic search solutions on the web, as well as computer-based problem solving and training solutions. Teknowledge continues to strengthen its model-based software capabilities, which can be used to design and configure software components to support target models of configurable products such as software radios and component software systems. The Company has also delivered prototype training software functionality that includes probabilistic Bayesian belief networks for modeling students or game users based on an analysis of their interactions with the computer. These and other R&D software capabilities put Teknowledge in a position to utilize next-generation functionality as infrastructure for government contracts, as well as potential commercial products, licenses, and applications.

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

Teknowledge generated $234,000 in government contract R&D revenue in the third quarter of 2007, compared to $300,000 in the third quarter of 2006. Most of this decrease was due to considerably lower backlog in 2007 and increased competition for government sponsored advanced R&D contracts. Replacing these large contracts rapidly is difficult due to increased competition for software R&D programs, fewer programs with smaller award levels, as well as longer lead-times and funding delays. Teknowledge has submitted several new contract proposals to the government, which may or may not result in new awards. There are some signs of long-term improvement in new software R&D opportunities going forward, including interest in semantic web systems that utilize artificial intelligence techniques, advanced cyber security applications that leverage our software wrapper technology, and software systems that learn. In addition, we have launched a multi-year federal systems strategy to expand beyond contract R&D into integrating application solutions that can be fielded. The contract opportunities are much larger for integrated application solutions. In addition, the product potential is greater utilizing proven contract deliverables for fielded applications. There are far more government customers available for solution-oriented application integration than for R&D.  Teknowledge did win a $700,000 Phase II Deductive Spreadsheets SBIR and a Phase I ActionWeb related SBIR in 2007, but it will take time to win new large government application integration contract awards, and awards take months to turn into funded contracts.  Teknowledge will continue to propose on both prime and subcontract opportunities, and to deliver on R&D. While there may be a temporary decrease in government revenues, we believe that by addressing our financial position, investing in internal R&D, and writing competitive proposals for larger deployment programs, over time Teknowledge’s government sponsored applications development contracts business may regrow into a substantial revenue and technology generating business.

Financial Solutions

Financial Solutions revenues for the nine months ended September 30, 2007 were down from 2006, as expected. Teknowledge transferred most of its TekPortal maintenance customers to Intuit in 2006, and when required we continue to provide support services for other current banking customers. Most of these current financial customers will eventually transition to Intuit’s new versions of the software.  We believe that we have excellent integration services capabilities, and strong customer references. We are planning to build out and train a team to provide new integration services to financial and other institutions. Teknowledge is currently developing an initiative to combine its new ActionWeb™ sense and respond software in commercial applications with next-generation data storage hardware and security integration solutions.

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

Management believes that the Company’s patents are valid and have significant value. The Company believes that there are a large number of other potential infringers of the ‘175 patent. Teknowledge also has one patent pending related to its safe software wrappers. If granted, this could prove to be a valuable addition to Teknowledge’s patent portfolio. These opportunities are some of the reasons why we created a separate reporting segment for patents and technology licenses. We have taken most of the downside cost risk out of the current lawsuits by engaging the law firm of Goldstein and Faucett on a contingency payment basis. There is the risk that the patents will be invalidated and/or that legal proceedings will determine that no infringement is present for the defendants.  However, the fact that so many substantial companies have reviewed our ‘175 patent and each has chosen to purchase licenses at a time when the Company was under considerable financial stress, is an indicator of the strength of this patent. Teknowledge intends to pursue infringers with renewed vigor.

Opportunities to Improve Our Cash Position

Teknowledge continues to pursue actively several possibilities for improving its cash position, but most are dependent on a variety of external factors. There can be no guarantee that any of these alternatives will occur in the appropriate timeframe, or at all. Teknowledge is considering the following actions to increase the Company’s cash resources and further improve its balance sheet. First, we are continuing to decrease our non-essential operating expenses in 2007, while retaining our core capabilities. Second, we are exploring deeper relationships with several of our partners, including potential investment, or joint venture. Third, Teknowledge may sell a key technology asset, such as one or more patents, its Safe Software Wrappers technology, or other software. These sales could permit the Company to build or acquire additional new products or lines of business. Fourth, we are working to increase our integration services customer base. While this will take time, we believe that there is significant opportunity in this area. Given the relatively small size of Teknowledge, any one or a combination of these actions could make a significant difference to the Company’s financial position.

We continue to work aggressively towards delivering increased value. Silicon Valley companies must reinvent themselves every two years or so. This is a time for renewal that can lay the foundation for growth. We are taking the following specific steps: 1) applying for new government contract R&D applications in security and information logistics, 2) expanding our patents licensing program beyond Akamai, Yahoo, AOL, Microsoft, and Intuit, 3) developing our new ActionWeb product for security applications, 4) developing new integration services solutions and 5) continuing to explore ways to improve our cash position further.

Teknowledge plans to survive and thrive long enough to harvest our significant potential upside. We are passionate about our work, and committed to delivering Teknowledge’s business value to our customers and stakeholders.

Results of Operations

Three months ended September 30, 2007 and 2006

Revenues

Revenues for the three months ended September 30, 2007 were $312,000, compared to $560,000 for the three months ended September 30, 2006. Overall revenues decreased 44 percent in the third quarter of 2007 as compared to the same period in 2006. The Company has experienced a decline in revenue from products and services performed by the government and an increase in revenue from the commercial segments in 2007 compared to the third quarter of 2006. Revenues from the commercial segments accounted for 25 percent of total revenues compared to 46 percent for the comparable period in 2006. Revenue from Government Contract R&D was 75 percent of total revenue in the three months ended September 30, 2007, compared to 54 percent in the third quarter of 2006. Revenue from Patent and Technology Licensing was 0 percent in the third quarter of 2007 and 0 percent of the third quarter of 2006’s revenue.

The decrease in government revenue of $66,000 is attributed to a decline in government contracts from the comparable period, coupled with the completion of a number of government contracts. The Company is seeking new government contracts to replace the contracts that ended and has submitted proposals to the government that are currently under consideration.

Government Contract R&D revenue for the three months ended September 30, 2007 was $234,000, a 22 percent decrease in revenue from $300,000 in the comparable quarter in 2006. Some of Teknowledge’s contracts ended in 2006 and were not immediately replaced with new contracts. Replacing these contracts is difficult and takes significant time investment. First, much of the post 9-11 increase in defense spending was focused on supporting war efforts directly, rather than on software R&D. Second, a higher percentage of the budget of some of our key government sponsors has focused on funding a few large teams with total solution packages, and competition for these contracts has increased. In order to be more competitive, Teknowledge’s role has sometimes shifted from contractor to subcontractor; further reducing revenue production. Third, the component solution contract dollars available have often been awarded in smaller increments through the Small Business Innovation Research programs. The future demand for government-sponsored contract R&D services will depend on a number of factors, including the quantity of competitive contract awards and sponsor priorities. In 2007, 54 percent of total revenues for the three months ended September 30, 2007 were from the Department of the Air Force, compared to 51 percent for the third quarter of 2006.

Financial Solutions revenue for the three months ended September 30, 2007 was $78,000, representing a 70 percent or $182,000 decrease in revenues from the comparable quarter in 2006. Financial Solutions revenues from license sales to customers were $0, compared to $0 in the third quarter of 2006. We are no longer selling TekPortal licenses, but we are developing integration services for financial institutions.

In addition to product license and service opportunities, the Company is actively pursuing patent and technology licensing agreements with large companies that may be infringing on the Company’s patents. During the third quarter of both 2006 and 2007, the Company recorded no revenue from intellectual property licensing activity.

Revenues from the Financial Solutions and Patent and Technology Licensing combined segments were 25% of total revenues compared to 75% of total revenue that was generated by the government segment in the third quarter of 2007. The Company anticipates that during the fiscal year 2007 the segment with the most revenue may fluctuate from quarter to quarter, depending on the specifics of business opportunities, contract wins, market cycles, and intellectual property settlements or rulings.

Costs and Expenses

Cost of revenues was $226,000 for the three months ended September 30, 2007, compared to $199,000 for the three months ended September 30, 2006. Cost of revenues were 72 percent of total revenues for the three months ended September 30, 2007, compared to 36 percent for the three months ended September 30, 2006. In the third quarter of 2007, the Company spent $247,000 less on labor and labor related costs. The Company plans to contain its spending until it can improve its overall backlog.

General and administrative (“G&A”), costs were $358,000 for the three months ended September 30, 2007, compared to $365,000 for the three months ended September 30, 2006. Total G&A expenses decreased about 2 percent over the three months ending September 30, 2006 or $7,000. G&A expenses for the three months ended September 30, 2007, were 115 percent of total revenue compared to 65 percent of total revenue for the three months ended September 30, 2006. Due to a decrease in government contracts, less G&A expense was absorbed by the Government contracts. Because of flexible overhead rate application in the government cost structure, government contracts are able to absorb a proportionate share of G&A expenses; however, commercial contracts are not as flexible in their pricing structure, therefore leaving them less able to absorb an increase in the G&A allocation. As revenue increases, the Company anticipates that general and administrative expenses will decline as a percentage of total revenue.

Sales and marketing expenses were $15,000 for the three months ended September 30, 2007, compared to $4,000 for the three months ended September 30, 2006.  Sales and marketing costs were 5 percent of total revenues in the third quarter of 2007 and 1 percent during the same period in 2006.  The increase in overall expenses is attributed to a slight increase in the amount of employee time spent on direct sales and marketing. The Company’s sales and marketing efforts include applications engineering and technical support, direct sales efforts, as well as demonstrations, and other traditional marketing activities. Teknowledge is now developing new software and a team to provide software integration services to financial and other institutions. Sales and marketing expenses are expected to grow in proportion to the growth in commercial revenues in the future.

The Company sponsored internal R&D expenses for new software product were $92,000 for the three months ended September 30, 2007, compared to $426,000 for the three months ended September 30, 2006. R&D expenses for the three months ended September 30, 2007 and 2006 were 29 percent and 76 percent of total revenue, respectively. Typically, the majority of the Company’s long-term research expenditures are funded externally through government projects (and recorded as cost of revenues), which are expected to provide new technology and intellectual property. Teknowledge retains intellectual property rights on its contract R&D work.

Non-operating Income and Expenses

Interest and other income was $2,000 for the three months ended September 30, 2007, compared to $16,000 for the three months ended September 30, 2006. There was no interest expense for the three months ended September 30 in both 2007 and 2006. The Company had no outstanding debt on September 30 in both 2007 and 2006.

The effective tax rate was zero percent for both the three months ended September 30, 2007 and 2006, respectively. An effective tax rate of zero percent for the current quarter is the result of the Company’s net operating loss carry forward and valuation allowance against the deferred tax assets.

Nine months ended September 30, 2007 and 2006

Revenues

Revenues for the nine months ended September 30, 2007 were $950,000, compared to $2,709,000 for the nine months ended September 30, 2006. Overall revenues decreased 65 percent on a decline in revenue from both commercial and governmental customers. The largest decline was experienced by the Company’s intellectual property and patent segment, which recorded no revenue in 2007 as compared to $1,000,000 in 2006. Revenues from Financial Solutions accounted for 42 percent of total revenues compared to 30 percent for the comparable period in 2006. Revenue from Government Contract R&D was 58 percent of total revenue in the nine months ended September 30, 2007, compared to 33 percent in the nine months ended September 30, 2006. Revenue from Patent and Technology Licensing was 0 percent in the nine months ended September 30, 2007 and 37 percent in the nine months ended September 30, 2006.

The Company did not replace all of the government contracts that were completed during the 2006 year, largely because of changing government priorities and vigorous competition. The decrease in government revenue of $336,000 is attributed to a decline in government contracts compared to the comparable period in 2006. The Company is seeking new government contracts to replace the government contracts that ended in 2006 and has submitted proposals to the government that are currently under consideration.

Government Contract R&D revenue for the nine months ended September 30, 2007 was $553,000, a 46 percent decrease in revenue from $889,000 in the comparable period in 2006. Some of Teknowledge’s contracts ended in 2006 and were not immediately replaced with new contracts. Replacing these large contracts is difficult and takes considerable time. First, much of the post 9-11 increase in defense spending was focused on supporting war efforts directly, rather than on software R&D. Second, a higher percentage of the budget of some of our key government sponsors has focused on funding a few large teams with total solution packages, and competition for these contracts has increased. In order to be more competitive, Teknowledge’s role has sometimes shifted from contractor to subcontractor; further reducing revenue production. Third, the component solution contract dollars available have often been awarded in smaller increments through the Small Business Innovation Research programs. The future demand for government-sponsored contract R&D services will depend on a number of factors, including the quantity of competitive contract awards and sponsor priorities. In 2007, 48 percent of total revenues for the nine months ended September 30, 2007 were from the Department of the Air Force, compared to 29 percent for the nine months ended September 30, 2006.

Financial Solutions revenue for the nine months ended September 30, 2007 was $396,000, representing a 52 percent or $424,000 decrease in revenues from the comparable quarter in 2006.  There were no Financial Solutions revenues from license sales to customers, compared to $14,000 in the nine months ended September 30, 2006. We are no longer selling TekPortal licenses, but we are pursuing integration services for financial institutions.

In addition to product license and service opportunities, the Company is actively pursuing patent and technology licensing agreements with large companies that may be infringing on the Company’s patents. During the nine months ending September 30, 2007, the Company recorded no revenue from intellectual property licensing activity as compared to $1,000,000 in the comparable period in 2007.

Revenues from the Financial Solutions and Patent and Licensing combined segments were 42% of total revenue as compared to 58% from the government segment in the nine months ended September 30, 2007. The Company anticipates that during the fiscal year 2007 the segment with the most revenue may fluctuate from quarter to quarter, depending on the specifics of business opportunities, contract wins, market cycles, and intellectual property settlements or rulings.

Costs and Expenses

Cost of revenues was $785,000 for the nine months ended September 30, 2007, compared to $1,046,000 for the nine months ended September 30, 2006. Cost of revenues were 83 percent of total revenues for the nine months ended September 30, 2007, compared to 39 percent for the nine months ended September 30, 2006. In the nine months ended September 30, 2007, the Company spent $435,000 less on labor and labor related costs and $246,000 more on outside support costs on contracts. The increase in outside support was primarily due to the expense of settling the Large Systems Specialists, Inc. lawsuit.  The Company plans to contain its spending until it can improve its overall backlog.

General and administrative (“G&A”), costs were $1,192,000 for the nine months ended September 30, 2007, compared to $1,220,000 for the nine months ended September 30, 2006. Total G&A expenses decreased about 2 percent over the nine months ending September 30, 2006 or $28,000. This decrease in G&A costs is primarily the result of a reduction in professional services costs, although this effect was partially offset by an increase in salaries. G&A expenses for the nine months ended September 30, 2007, were 125 percent of total revenue compared to 45 percent of total revenue for the nine months ended September 30, 2006. In spite of lower costs in 2007, due to a decrease in government contracts, less G&A expense was absorbed by the Government contracts. Because of flexible overhead rate application in the government cost structure, government contracts are able to absorb a proportionate share of G&A expenses; however, commercial contracts are not as flexible in their pricing structure, therefore leaving them less able to absorb an increase in the G&A allocation. As revenue increases, the Company anticipates that general and administrative expenses will decline as a percentage of total revenue.

Sales and marketing expenses were $29,000 for the nine months ended September 30, 2007, compared to $12,000 for the nine months ended September 30, 2006. Sales and marketing costs were 3 percent of total revenues in the nine months ended September 30, 2007 versus 0 percent in the comparable period of 2006. The increase in overall expenses is attributed to a slight increase in the amount of employee time spent on direct sales and marketing.  The Company’s sales and marketing efforts include applications engineering and technical support, direct sales efforts, as well as demonstrations, and other traditional marketing activities. Teknowledge is now developing new software and a team to provide software integration services to financial and other institutions. Sales and marketing expenses are expected to grow in proportion to the growth in commercial revenues in the future.

The Company-sponsored internal R&D expenses for new software products were $819,000 for the nine months ended September 30, 2007, compared to $1,046,000 for the nine months ended September 30, 2006. R&D expenses for the nine months ended September 30, 2007 and 2006 were 86 percent and 39 percent of total revenue, respectively. The majority of the Company’s long-term R&D expenditures are funded externally through government projects (and recorded as cost of revenues), which are expected to provide new technology and intellectual property. Teknowledge retains intellectual property rights on its contract R&D work.

Non-operating Income and Expenses

Interest and other income (expense) was $1,135,000 for the nine months ended September 30, 2007, compared to $51,000 for the nine months ended September 30, 2006.  Interest and other income included $1,050,000 related to the 2005 sale of TekPortal to Intuit that was released from escrow, plus interest on the principal amount.  There was no interest expense for the nine months ended September 30 in both 2007 and 2006. The Company had no outstanding debt on September 30 in both 2007 and 2006.

The effective tax rate was zero percent for both the nine months ended September 30, 2007 and 2006, respectively. An effective tax rate of zero percent for the nine months ended September 30, 2007 is the result of the Company’s net operating loss carry forward and valuation allowance against the deferred tax assets.

Bookings and Backlog

 At September 30, 2007, the expected order backlog was approximately $363,000, which consisted of new orders for which work has not yet begun and revenue remaining to be recognized on work in progress. Of the September 30, 2007 backlog, 76 percent is from Government Contract R&D customers, while 24 percent is from Financial Solutions customers. The Financial Solutions segment contributed 50 percent of revenue during the three-month period ended September 30, 2007. The Financial Solutions percentage contribution to backlog is lower than from government customers because of the sale of TekPortal to Intuit, and the fact that commercial contracts are typically less than nine months in duration. Approximately 15 percent of the backlog consists of government-sponsored programs that were awarded but not yet authorized for funding at September 30, 2007. The government normally funds a contract in incremental amounts for the tasks that are currently in production. The Company has received additional funding on two government contracts. If addition follow on funding is not received in a timely manner, the Company may experience an interruption in its planned billing and cash collections during the hiatus period between funding increments. Excluding expected new work, the Company expects 50 percent of the current backlog to be fulfilled during 2007.

Liquidity and Capital Resources

As of September 30, 2007, Teknowledge had approximately $92,000 in cash and cash equivalents, a decrease of $1,248,000 or 93 percent from the comparable cash and cash equivalents in third quarter ended 2006 of $1,340,000. The decrease in net cash at September 30, 2007 is attributed to ongoing operating losses. The Company used net cash of $1,729,000 for its operating activities for the nine months ended September 30, 2007, compared to the use of $826,000 in the same period for 2006. The Company received $1,050,000 from investing activities for the 9 months ended September 30, 2007 (from the release of escrow in the sale of TekPortal to Intuit), compared to using $3,000 in 2006 for the same period. In the 6 months ended September 30 of both 2006 and 2007, financing activities provided no cash.

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

Determination of Government Indirect Rate Reserves

The Company’s revenues, costs, and earnings on government contracts are determined based on direct cost and estimated overhead “indirect” rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs typically vary from original estimates and necessitate periodic adjustments to overhead rates and revenues. Such adjustments are made on a cumulative basis whereas the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal Government. As a result of these audits, the Company may be exposed to annual cost adjustments that are applied on a retroactive basis to the government contracts completed in prior years. These adjustments can have a negative or positive effect on the results of operations and cash reserves in the period in which the adjustment is realized. In order to address the possible exposure to rate adjustments in prior years, Teknowledge established a rate adjustment reserve for potential government cost recovery for the then open and unaudited years of 2001-2005. The cumulative reserve, including earned retained fee of $209,000, is $2,246,000 at September 30, 2007.

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

Risks That May Affect Future Results of Operations and/or Stock Price

Current cash flow may be insufficient to support current and future operations

To support current and future operations, the Company is dependent upon revenues, credit facilities and its ability to obtain financing. Revenues decreased by 44 percent in the third quarter of 2007 to $312,000, compared to $560,000 in the third quarter of 2006. The ability of the Company to grow its revenues will depend on the Company’s success in winning new government R&D contracts, selling its new ActionWeb product in security applications, as well as selling commercial services and maintenance support to existing and new customers. As of September 30, 2007, Teknowledge had $92,000 in cash and cash equivalents, a decrease of $1,248,000 over the comparable period in 2006. The decrease in net cash at September 30, 2007 is attributed principally to ongoing operating losses.  The Company used net cash of $1,729,000 from its operating activities for the nine months ended September 30, 2007, compared to $826,000 used in the same period during 2006. The Company generated $1,050,000 from investing activities in the first nine months of 2007 compared to $3,000 used in the same period in 2006. In the third quarter of 2006 and 2007, financing activities provided no cash. The Company’s available cash and anticipated credit facilities may not be adequate to sustain the business over the next 9 months. Future growth is likely to be dependent on the Company’s success at improving revenues and cash flow.

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

Periodic rate changes and audits on government contracts may cause cost adjustments

The majority of Teknowledge’s service revenue has historically been derived from government-sponsored contract R&D projects. Dependence on R&D contracts can be risky because the contracts are subject to administrative, legislative, and political interruptions, which may jeopardize the flow of funds. There can be no assurance that the Company’s proposals will be competitive, or that the government will continue to seek services at the current level in the future. Another uncertainty is that the Company’s revenues, costs, and earnings on government contracts are determined based on estimated overhead rates derived from forecasted annual costs. The Company’s actual experience in headcount growth, billable efficiency, and costs inevitably varies somewhat from original estimates and necessitates periodic adjustments to overhead rates and revenues. An adjustment of a few percentage points may translate into several hundred thousand dollars in rate adjustments or reserves. Rate adjustments are made on a cumulative basis at least annually, but the resulting revenue and income effects are recognized in the period of the adjustments. The Company is also subject to periodic reviews of prior year costs and expenses by audit agencies of the Federal Government. As a result of these audits, the Company may be exposed to cost adjustments, which are applied on a retroactive basis to the government contracts completed in those years. These adjustments can have a significant negative or positive effect on the results of operations and cash reserves in the period in which the adjustment is realized. In order to address the possible exposure from prior year rate adjustments, Teknowledge has established a rate adjustment reserve for such contingencies, and the amount of the rate adjustment reserve is reviewed and adjusted at least annually. During 2004, the Defense Contract Audit Agency (“DCAA”) finished its preliminary audit of the 2001 overhead rates and identified potential cost recoveries, principally from the treatment of software amortization costs. The Company aggregated these costs for all open years from 2001-2005 to determine the appropriateness of the reserve. [See discussion of government overhead rate reserve in Part II, Item 6, “Critical Accounting Policies and Estimates”.] As a result of this review, Teknowledge determined that additional reserves of $1,500,000 should be accrued in 2004 to provide for a potential negative result if the Company is unsuccessful in its contract appeal process. The cumulative reserve at September 30, 2007 was $2,246,000.

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

On July 17, 2007, Teknowledge filed a lawsuit against Cellco Partnership dba Verizon Wireless in the United States District Court for the Eastern District of Texas.  The Complaint stated a claim for patent infringement of the ‘175 patent and sought damages for infringement. The claims asserted in this complaint concern the alert and notification features of the ‘175 patent, which can be utilized to deliver alerts to users concerning changes to data items of interest on a network.

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

Item 6. Exhibits

(a)     Exhibits:

Set forth below is a list of all exhibits filed herewith or incorporated by reference as part of this Quarterly Report on Form 10–QSB.

Exhibit No.	Description

31.1	Certification of Principal Executive Officer pursuant to rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002, dated May 29, 2008.
31.2	Certification of Principal Financial Officer pursuant to rule 13a-14(a) and Section 302 of the Sarbanes-Oxley Act of 2002, dated May 29, 2008.
32.1	Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 29, 2008.
32.2	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, dated May 29, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

Dated: May 29, 2008	Teknowledge Corporation
(Registrant)

By: /s/ Neil Jacobstein
Neil Jacobstein
Chairman of the Board of Directors
Chief Executive Officer and President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant in the capacities indicated on August 19, 2007.

/s/ Neil Jacobstein	Chairman of the Board of Directors,	May 29, 2008
Neil Jacobstein	Chief Executive Officer and President
(Principal Executive Officer)

/s/ Michael D. Kaplan	Vice President and	May 29, 2008
Michael D. Kaplan	Chief Financial Officer

Exhibit 31.1

CERTIFICATIONS

I, Neil Jacobstein, Chief Executive Officer, certify that:

1.           I have reviewed this Form 10-QSB of Teknowledge Corporation.

2.           Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.           Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.           The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

a)           Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)           Designed such internal controls over financial reporting, or caused such internal controls over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)           Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)           Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)           All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)           Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  May 29, 2008                                                                           By:  /s/  Neil  Jacobstein

Neil Jacobstein
Chairman of the Board and
Chief Executive Officer

Exhibit 31.2

CERTIFICATIONS

I, Michael D. Kaplan, Chief Financial Officer, certify that:

1.           I have reviewed this Form 10-QSB of Teknowledge Corporation.

2.           Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.           Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.           The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) for the registrant and have:

a)           Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)           Designed such internal controls over financial reporting, or caused such internal controls over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)           Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)           Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s most recent fiscal quarter (the registrant’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.           The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of the registrant’s board of directors (or persons performing the equivalent functions):

a)           All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

b)           Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date:  May 29, 2008                                                                           By:  /s/  Michael D. Kaplan

Michael D. Kaplan
Vice President of Finance and
Chief Financial Officer

Exhibit 32.1

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Form 10-QSB of Teknowledge Corporation for the quarter ended September 30, 2007, I, Neil Jacobstein, the Chairman of the Board and Chief Executive Officer of Teknowledge Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; that:

1)	such Form 10-QSB for the quarter ended September 30, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C 78m or 78o(d)); and

2)
the information contained in such Form 10-QSB for the quarter ended September 30, 2007 fairly presents, in all material respects, the financial condition and results of operations of Teknowledge Corporation.

Date:            May 29, 2008
/s/ Neil Jacobstein
Neil Jacobstein
Chairman of the Board of Directors,
Chief Executive Officer and President
(Principal Executive Officer)

Exhibit 32.2

CERTIFICATION OF PRINCIPAL EXECUTIVE OFFICER
AS ADOPTED PURSUANT TO SECTION 906
OF THE SARBANES-OXLEY ACT OF 2002

In connection with the accompanying Form 10-QSB of Teknowledge Corporation for the quarter ended September 30, 2007, I, Michael D. Kaplan, the Financial Reporting Manager of Teknowledge Corporation, hereby certify pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002; that:

1)	such Form 10-QSB for the quarter ended September 30, 2007 fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (15 U.S.C 78m or 78o(d)); and

2)
the information contained in such Form 10-QSB for the quarter ended September 30, 2007 fairly presents, in all material respects, the financial condition and results of operations of Teknowledge Corporation.

Date:            May 29, 2008
/s/ Michael D. Kaplan
Michael D. Kaplan
Vice President and
Chief Financial Officer